Form 10-Q
period 1994-03-31
SB PARTNERS
filed 1994-05-16
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1994    Commission File Number 0-8952
                  --------------                           ------


                             SB PARTNERS
- - -----------------------------------------------------------------


                New York                         13-6294787
- - -------------------------------              ---------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



1290 Avenue of the Americas, N.Y., N.Y.            10104
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (212) 408-2900
                                                    --------------


                                  NONE
- - ------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  YES  X  NO
                                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers).

                           SB PARTNERS

                              INDEX



Part I    Financial Information

          Balance Sheets

               March 31, 1994 and December 31, 1993                   1

          Statements of Operations
               For the three months ended March 31, 1994
               and 1993                                               2

          Statements of Cash Flows
               For the three months ended March 31, 1994
               and 1993                                               3

          Statements of Changes in Partners' Capital
               For the years ended December 31, 1993 and 1992
               and three months ended March 31, 1994                  4

          Notes to Financial Statements                          5 -  6

          Managements' Discussion and Analysis of
               Financial Condition and Results of Operations     7 - 11


Part II   Other Information                                          12

                                   SB PARTNERS
                             (a limited partnership)

                                 BALANCE SHEETS
                      March 31, 1994 (Not Audited) and
 December 31, 1993 (Audited, but not covered by the report of independent accountants)


                                                      March 31,           December 31,
                                                        1994                  1993
 Assets:                                             ----------           ------------
   Investments -
     Real Estate, at cost
     Land                                            $16,237,371           $16,226,405
     Buildings, furnishings
     and improvements                                165,588,645           164,919,564
     Less - accumulated depreciation                 (45,604,951)          (44,396,664)
                                                     -----------          ------------
                                                     136,221,065           136,749,305
                                                     -----------          ------------
   Mortgage notes receivable, net of allowance
     for possible loan losses of $5,212,248 and
     $5,212,248 respectively and deferred gains of
     $5,178,632 and $5,178,632 respectively             6,032,811            5,933,929
   Investment in joint venture                         11,430,420           11,635,207
                                                     ------------         ------------
                                                      153,684,296          154,318,441
   Other assets:
    Cash and cash equivalents                             426,915              423,262
    Accounts receivable, accrued interest and other     8,562,365            8,628,406
                                                     ------------         ------------
               Total assets                          $162,673,576         $163,370,109
                                                     ============         ============

 Liabilities:
    Mortgage notes payable, net of unamortized
     discount of $574,197 and $654,764 respectively  $135,890,167         $136,003,934
    Accounts payable and accrued expenses               5,716,791            3,826,033
    Tenants security deposits                           1,207,109            1,163,546
                                                     ------------         ------------
               Total liabilities                      142,814,067          140,993,513
                                                     ------------         ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partner - 7,753 units                      19,875,383           22,392,145
    General partner - 1 unit                              (15,874)             (15,549)
                                                     ------------         ------------
                                                       19,859,509           22,376,596
                                                     ------------         ------------
          Total liabilities & partners' capital      $162,673,576         $163,370,109
                                                     ============         ============



         The accompanying notes are an integral part of these balance sheets.

                                         SB PARTNERS
                                   (a limited partnership)

                           STATEMENTS OF OPERATIONS (Not Audited)


                                                       For the Three Months Ended March 31,

                                                            1994                   1993
 Revenues:                                             -------------          -------------
 Rental income                                             $6,437,192             $6,755,989
 Interest on mortgage notes receivable                        247,500                323,729
 Interest on short-term investments                            15,086                 12,226
 Other                                                        178,786                442,170
                                                        -------------          -------------
               Total revenues                               6,878,564              7,534,114
                                                        -------------          -------------

 Expenses:
 Interest on mortgage notes payable                         3,456,387              3,500,547
 Real estate operating expenses                             2,999,380              2,551,320
 Depreciation and amortization                              1,328,434              1,376,270
 Real estate taxes                                            650,578                525,056
 Management fees                                              531,770                485,000
 Other                                                        224,315                176,536
                                                        -------------          -------------
               Total expenses                               9,190,864              8,614,729
                                                        -------------          -------------
                  Loss                                     (2,312,300)            (1,080,615)

 Equity in net loss of joint venture                         (204,787)               (70,113)
                                                        -------------          -------------
                 Net Loss                                  (2,517,087)            (1,150,728)
   Less - Net Loss allocated to general partner                  (325)                  (148)
                                                        -------------          -------------
     Net Loss allocated to limited partners               ($2,516,762)           ($1,150,580)
                                                        =============          =============

 Net Loss Per Unit of Limited Partnership Interest:
    Net Loss                                                 ($324.62)              ($148.40)
                                                        =============          =============
 Weighted Average Number of Units of Limited
   Partnership Interest Outstanding                             7,753                  7,753
                                                        =============          =============







             The accompanying notes are an integral part of these statements.

                                                      SB PARTNERS
                                               (a limited partnership)

                                      STATEMENTS OF CASH FLOWS (Not Audited)


                                                      For the Three Months Ended March 31,

                                                              1994                 1993
 Cash Flows From Operating Activities:                   -------------         ------------
 Net Loss                                                  ($2,517,087)         ($1,150,728)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Equity in net loss of joint venture                        204,787               70,113
    Depreciation and amortization                            1,328,434            1,376,270
    Amortization of discount on mortgage notes payable          80,567               70,502
    Increase in other assets                                  (251,870)          (2,544,931)
    Increase in other liabilities                            1,934,321              908,144
                                                          ------------         ------------
     Net cash provided by (used in) operating activities       779,152           (1,270,630)
                                                          ------------         ------------
 Cash Flows From Investing Activities:
    Net principal collections on mortgage notes receivable                          289,034
    Capital additions to real estate                          (680,047)            (363,974)
    Additional advances under guarantees                        98,882              131,028
                                                          ------------         ------------
     Net cash provided by (used in) investing activities      (581,165)              56,088
                                                          ------------         ------------
 Cash Flows From Financing Activities:
    Principal payments on mortgage notes payable              (194,334)              39,162
                                                          ------------         ------------
     Net cash used in financing activities                    (194,334)              39,162
                                                          ------------         ------------

 Net increase (decrease) in cash and cash equivalents            3,653           (1,175,380)
   Cash and cash equivalents at beginning of period            423,262            1,937,778
                                                          ------------         ------------
   Cash and cash equivalents at end of period                 $426,915             $762,398
                                                          ============         ============
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                $2,588,973           $3,430,045
                                                          ============         ============




             The accompanying notes are an intregal part of these statements.

                                                SB PARTNERS
                                          (a limited partnership)

                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

           For the three months ended March 31, 1994 (Not Audited) and for the years ended
December 31, 1993 and 1992 (Audited, but not covered by the report of independent public accountants)




 Limited Partners:
                                       Units of
                                     Partnership
                                      Interest              Cumulative
                                -----------------------        Cash         Accumulated
                                 Number       Amount       Distributions      Earnings        Total
                                -------    ------------    -------------    -----------    -----------
 Balance, December 31, 1991       7,753    $119,968,973    ($97,728,323)    $18,544,277    $40,784,927
  Net loss for the period           -            -                -          (9,415,946)    (9,415,946)
                                -------    ------------    ------------     -----------    -----------
 Balance, December 31, 1992       7,753     119,968,973     (97,728,323)      9,128,331     31,368,981
  Net loss for the period           -           -                -           (8,976,836)    (8,976,836)
                                -------    ------------    ------------     -----------    -----------
 Balance, December 31, 1993       7,753     119,968,973     (97,728,323)        151,495     22,392,145
  Net loss for the period           -           -               -            (2,516,762)    (2,516,762)
                                -------    ------------    ------------     -----------    -----------
 Balance, March 31, 1994          7,753    $119,968,973    ($97,728,323)    ($2,365,267)   $19,875,383
                                =======    ============    ============     ===========    ===========

 General Partner:
                                        Units of
                                      Partnership
                                       Interest           Cumulative
                                ----------------------       Cash        Accumulated
                                 Number      Amount      Distributions    Earnings      Total
                                -------     --------     -------------   -----------   --------
 Balance, December 31, 1991         1        $10,000       ($24,559)       $1,383     ($13,176)
  Net loss for the period           -             -             -          (1,215)      (1,215)
                                -------     --------      ---------      --------      -------
 Balance, December 31, 1992          1        10,000        (24,559)          168      (14,391)
  Net loss for the period            -            -             -          (1,158)      (1,158)
                                -------     --------      ---------      ---------     -------
 Balance, December 31, 1993          1        10,000        (24,559)         (990)     (15,549)
  Net loss for the period            -          -             -              (325)        (325)
                                -------     --------      ---------      --------      -------
 Balance, March 31, 1994             1       $10,000       ($24,559)      ($1,315)    ($15,874)
                                =======     =========     =========      ========     ========


          The accompanying notes are an integral part of these statements.

                            SB PARTNERS
                            -----------
                     (a limited partnership)
                     -----------------------
            NOTES TO FINANCIAL STATEMENTS (Unaudited)
            -----------------------------------------

(1)  Accounting and Financial Reporting
     ----------------------------------
          The financial statements included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for
     the interim periods.   Certain information and footnote
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

          The results of operations for the three month period ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

(2)  Commitments and Contingencies
     -----------------------------
          In connection with the sale of one property, the Registrant entered into a management agreement whereby it is obligated to advance funds to the buyer, on a secured basis, to fund cash flow deficits, as defined. Advances made during the three months ended March 31, 1994 were approximately
     $ 99,000.

          The Registrant has secured irrevocable letters of credit of approximately $ 1,934,000 which primarily serve as additional collateral securing certain financing, and utility and tenant security deposit bonds.

     Other Matters
     -------------
          Due to the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by the International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. Discussions with the lender on restructuring the terms of the mortgage note are on going and during this time, the Registrant has only been paying debt service based on available cash flow from the building to be applied to debt service and ground rent. Although discussions with the lender have been open and cooperative, the lender declared the loan in default in November 1993. The lender has not taken any action to accelerate the mortgage debt or foreclose upon the property, however, there can be no assurance that a permanent restructuring will be agreed upon or that the rental market will stabilize or improve so that the Registrant will be able to perform such a restructuring and allow the Registrant to continue to hold this property.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               THREE  MONTHS ENDED MARCH 31, 1994

     General

          The financial statements as of and for the three month period ended March 31, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures.

          Changes in Total Income and Net Loss are in part attributable to the sale of 400 Office Park office building and Oakwood mortgage note, and the reacquisition of Cherry
     Hill Office Center in the third quarter of 1993.

          Total income for the three months ended March 31, 1994 decreased to approximately $ 6,879,000 from approximately
     $ 7,534,000 for the three months ended March 31, 1993 and there was a loss after gain on sale of investments in real estate of approximately $ 2,517,000 for the three months ended March 31, 1994 compared to loss of $ 1,151,000 for the three months ended March 31, 1993.


     Holiday Park Apartments
     -----------------------
          Total revenues for the three months ended March 31, 1994 increased to $ 269,000 from $ 263,000 for the three months ended March 31, 1993. There was a net loss after depreciation and mortgage interest expense for the three months ended March 31, 1994 of $ 10,000 compared with net income of $ 5,000 for the three months ended March 31,1993. The decrease in net income is due to primary increases in repair and maintenance costs of $ 11,000.

     Meadow Wood Apartments
     ----------------------
          Total revenues for the three months ended March 31, 1994 increased to $ 1,062,000 from $ 987,000 for the three months ended March 31,1993. There was a net loss after depreciation and mortgage interest expense for the three months ended March 31, 1994 of $ 5,000 compared with a net income of $ 55,000 for the three months ended March 31, 1993.

          The increase in revenues is primarily the result of a stronger apartment market, as evidenced by implementing increases in rental rates at the property during the past year. Operating expenses are higher primarily due to increases in payroll costs ($ 9,000) and project administration costs ($ 8,000).

     Sahara Palms Apartments
     -----------------------
          Total revenues for the three months ended March 31, 1994 increased to $ 495,000 from $ 457,000 for the three months ended March 31, 1993. There was a net loss after depreciation and mortgage interest expense for the three months ended March 31, 1994 of $ 30,000 compared with a net los of $ 58,000 for the three months ended March 31, 1993.

          The increase in revenues is primarily the result of an increase in occupancy from 94% at March 31, 1993 to 98% at March 31, 1994. Operating expenses are higher primarily due to an increase in payroll costs ($ 9,000).

     Woodlake Village / Redwood Village
     ----------------------------------
          Total revenues for the three months ended March 31, 1994 increased to $ 944,000 from $939,000 for the three months ended March 31, 1993. There was a net loss after depreciation and mortgage interest expense for the three months ended March 31, 1994 of $ 123,000 compared with a net loss of $ 130,000 for the three months ended March 31, 1993. The increase in
     revenues is primarily the result of a   decease in rent
     concessions.

     International Jewelry Center
     ----------------------------
          Total income for the three months ended March 31, 1994 of $ 1,650,000 was $ 504,000 less than total income of $2,153,000 for the three months ended March 31, 1993. Net loss for the three months ended March 31, 1994 of $ 810,000 was an increase of $ 647,000 over net loss of $ 164,000 for the three months ended March 31, 1993.

          The reduction in total income was due to an increase in vacancy and decrease in average base rental of renewal and restructured leases ($ 984,000 ), partially offset by the receipt of a settlement of $ 480,000 from a bankrupt tenant during the three months ended March 31, 1993. In addition to the reduction in total income, the increase in net loss was primarily due to an increase in real estate and other taxes ($ 56,000), an increase in security costs ($ 46,000) and increases in repairs and maintenance costs ($ 35,000).

     Plantation Shopping Center
     --------------------------
          Total income for the three months ended March 31, 1994 of $ 254,000 was $ 43,000 less than total income of $ 296,000 for the three months ended March 31, 1993. Net loss for the for three months ended March 31, 1994 of $ 313,000 was an increase of $ 123,000 over a net loss of $ 190,000 for the three months ended March 31, 1993.

          The decrease in income was due to a decrease in occupancy. In addition to the decrease in total income, legal fees incurred in connection with a tenant collection matter also contributed to the increase in net loss.

     1010 Market Street
     ------------------
          Total income for the three months ended March 31, 1994 of $ 1,438,000 was $ 124,000 higher than total income of $ 1,314,000 for the three months ended March 31, 1993. Net loss for the three months ended March 31, 1994 of $ 215,000 was $ 75,000 lower than net loss of $ 290,000 for the three months ended March 31, 1993.

          The increase in total income and decrease in net loss is due to an increase in property occupancy ($ 79,000) and an increase in escalation income ($ 37,000), partially offset by lower effective base rents for new and renewal leases
     ($ 43,000).

     Cherry Hill Office Center
     -------------------------
          Cherry Hill Office Center was reacquired by the Registrant by credit bid of its mortgage, such bid was approved by the bankruptcy court in September 1993. Total income was $ 383,000 and net income was $ 93,000 for the three months ended March 31, 1994.

     Mortgage Notes Receivable Portfolio
     -----------------------------------
          Interest income from the mortgage notes receivable portfolio decreased $ 76,000 for the three months ended March 31, 1994 as compared with the three month period ended March 31, 1993. The decrease reflects the acquisition of Cherry Hill Office Center through foreclosure in September 1993. Interest earning for the three months ended March 31, 1993 includes only amounts received from the former Cherry Hill borrower as that entity was operating under bankruptcy court protection at that time.

     Investment in Joint Venture
     ---------------------------
          Equity in loss of joint venture for the three months ended March 31, 1994 increased to $ 205,000 from $ 70,000 for the three months ended March 31, 1993.

          The increase in the loss was due primarily to high utility usage from slightly higher occupancy and a more severe winter for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993.

     Liquidity and Capital Resources
     -------------------------------
          As of March 31, 1994, the Registrant had cash and cash equivalents of $ 427,000 in addition to $ 2,241,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $100,000 more than cash and deposits held in escrow on December 31, 1993.

          The mortgage note receivable portfolio consists of notes secured liens on Nob Hill Apartments. While a repayment of these loans in full would result in significant improvement in the Registrant's liquidity, such a prepayment is unlikely due to the underlying value of the collateral. The carrying amount of mortgage notes receivable ,net of deferred gains and allowances for possible loan losses, was approximately
     $  6,032,000 as of March 31, 1994.

          Debt at September 30, 1993 consisted of approximately
     $ 135.9 million of first mortgage notes payable secured by real estate owned by the Registrant. Scheduled principal payments will approximate $ 1,016,000 for 1994 and the terms of certain mortgage notes require monthly escrow of estimated annual real estate tax and insurance and reserves for repairs, maintenance and improvements to the secured property in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, although it has a commitment referred to in the financial statements to fund cash flow deficits on the Nob Hill property.

          Rental revenue from the Registrant's apartment and retail properties has been stable. Cash flow from all sources is projected to be sufficient to cover operating, financing and improvement costs in the near future at such properties. Office markets where the Registrant owns properties, have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. Terms of new and renewals of existing leases are being made that are significantly more in favor of tenants with reduced rental rates, period of free or reduced rent and costs of altering and improving rented premises being borne by the landlord.

          All of the Registrant's mortgage obligations are without recourse to the Registrant and are limited to the encumbered property. Accordingly, the Registrant has the power to limit the effect of the negative cash flow of a particular property to that property (other than Nob Hill) and, if the Registrant is unable to restructure the terms of the mortgage indebtedness or otherwise to cure the cause of the cash flow deficit, may choose to turn over such property to its mortgagee. As noted in the notes to the Financial Statements, the Registrant is currently undertaking negotiations with respect to the International Jewelry Center for the restructuring of the indebtedness on that property, and if the results of those negotiations do not produce a debt service consistent with the rental income and capital expenditures required by that property, the Registrant may turn over that property to the mortgage lender.

                   PART II - OTHER INFORMATION




           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits
                         None

                    (b)  Reports on Form 8-K
                         None

                    All other item numbers are not submitted because they are not applicable.

                           SIGNATURES
                           ----------
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              SB PARTNERS
                              (Registrant)



                         By:  SB PARTNERS REAL ESTATE CORPORATION
                                   General Partner







Dated: May 12, 1994           By:  /s/ John H. Streicker
                                   John H. Streicker
                                   President



Dated: May 12, 1994           By:  /s/ Elizabeth B. Longo
                                   Elizabeth B. Longo
                                   Chief Financial Officer



Dated: May 12, 1994           By:  /s/ George N. Tietjen
                                   George N. Tietjen  III
                                   Vice President and Controller