Form 10-Q
period 1994-06-30
SB PARTNERS
filed 1994-08-16
CIK 87047

THIS DOCUMENT IS A COPY OF THE 10Q FILED ON 8/16/94 PURSUANT TO A
RULE 201 TEMPORARY HARDSHIP EXEMPTION.


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



for Quarter ended   June 30, 1994        Commission File Number  0-8952


                             SB PARTNERS



                New York                         13-6294787
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



1290 Avenue of the Americas, N.Y., N.Y.            10104
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (212) 408-2900




                                  NONE
Former name, former address and former fiscal year, of changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  YES  X  NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).








                           SB PARTNERS

                              INDEX



Part I    Financial Information

          Balance Sheets
               June 30, 1994 and December 31, 1993                    1

          Statements of Operations
               For the three and six months ended June 30, 1994
               and 1993                                               2

          Statements of Cash Flows
               For the six months ended June 30, 1994
               and 1993                                               3

          Statements of Changes in Partners' Capital
               For the years ended December 31, 1993 and 1992
               and six months ended June 30, 1994                     4

          Notes to Financial Statements                          5 -  6

          Managements' Discussion and Analysis of
               Financial Condition and Results of Operations     7 - 11


Part II   Other Information                                          12


                             SB PARTNERS
                        (a limited partnership)

                            BALANCE SHEETS
                    June 30, 1994 (Not Audited) and
           December 31, 1993 (Audited, but not covered by the report of independent accountants)

                                               June 30,          December 31,
                                                 1994                1993
 Assets:
   Investments -
     Real Estate, at cost
     Land                                     $13,763,602         $16,226,405
     Buildings, furnishings
     and improvements                         146,906,296         164,919,564
     Less - accumulated depreciation          (39,097,960)        (44,396,664)
                                             ------------         -----------
                                              121,571,938         136,749,305
                                             ------------         -----------
   Mortgage notes receivable, net of
     allowance for possible losses of
     $5,212,248 and $5,212,248 respectively
     and gains of $5,178,632 and
     $5,178,632 respectively                    5,933,929           5,933,929
   Investment in joint venture                 11,322,101          11,635,207
                                             ------------         -----------
                                              138,827,968         154,318,441
   Other assets:
    Cash and cash equivalents                   3,157,881             423,262
    Accounts receivable, accrued interest
      and other                                 7,153,487           8,628,406
                                             ------------        ------------
     Total assets                            $149,139,336        $163,370,109
                                             ============        ============

 Liabilities:
    Mortgage notes payable, net of
     unamortized discount of $490,017 and
     $654,764 respectively                   $118,310,428        $136,003,934
    Accounts payable and accrued expenses       5,789,529           3,826,033
    Tenants security deposits                   1,110,692           1,163,546
                                             ------------        ------------
     Total liabilities                        125,210,649         140,993,513


 Partners' Capital:
 Units of partnership interest
   without par value:
    Limited partner - 7,753 units              23,944,036          22,392,145
    General partner - 1 unit                      (15,349)            (15,549)
                                             ------------        ------------
                                               23,928,687          22,376,596
                                             ------------        ------------
     Total liabilities & partners' capital   $149,139,336        $163,370,109
                                             ============        ============






       The accompanying notes are an integral part of these balance sheets.

                                SB PARTNERS
                           (a limited partnership)

                    STATEMENTS OF OPERATIONS (Unaudited)
                                               For the Three Months      For the Six Months
                                                  Ended June 30,            Ended June 30,
                                                1994          1993
 Revenues:
 Rental income                               $5,474,571     $5,770,255   $11,911,763     $12,526,244
 Interest on mortgage notes receivable          249,334        258,466       496,834         582,195
 Interest on short-term investments              77,902          8,062        92,988          20,288
 Other                                          727,451        421,388       906,237         863,558
                                              ---------      ---------   -----------     -----------
          Total revenues                      6,529,258      6,458,171    13,407,822      13,992,285
                                              ---------      ---------   -----------     -----------

 Expenses:
 Interest on mortgage notes payable           3,331,763      2,771,316      6,788,150      6,271,863
 Real estate operating expenses               2,974,472      2,572,465      5,973,852      5,123,785
 Depreciation and amortization                1,263,500      1,231,586      2,591,934      2,607,856
 Real estate taxes                              581,383        505,290      1,231,961      1,030,346
 Management fees                                512,779        495,000      1,044,549        980,000
 Other                                          129,762        214,850        354,077        391,386
                                             ----------     ----------     ----------     -----------
          Total expenses                      8,793,659      7,790,507     17,984,523     16,405,236
                                             ----------     ----------     ----------     -----------
          Income (loss)                      (2,264,401)    (1,332,336)    (4,576,701)    (2,412,951)

 Equity in net loss of joint venture           (108,319)      (167,188)      (313,106)      (237,301)

 Gain on sale of investments in real estate   6,441,898              0      6,441,898              0
                                             ----------     ----------     ----------     -----------
          Net Income (loss)                   4,069,178     (1,499,524)     1,552,091     (2,650,252)
 Less - Net income (loss) allocated to
   general partner                                  525           (193)           200           (342)
                                             ----------     ----------     ----------     -----------
 Net income (loss) allocated to
   limited partners                          $4,068,653    ($1,499,331)    $1,551,891    ($2,649,910)
                                             ==========    ===========     ==========    ============

 Net Income (Loss) Per Unit of
   Limited Partnership Interest:
    Net income (loss)                           $524.78       ($193.39)       $200.17        ($341.79)
                                             ==========     ==========      =========      ==========
 Weighted Average Number of Units of Limited
   Partnership Interest Outstanding               7,753          7,753          7,753           7,753
                                             ==========     ==========      =========      ==========








             The accompanying notes are an integral part of these statements.






                                            SB PARTNERS
                                      (a limited partnership)

                              STATEMENTS OF CASH FLOWS (Not Audited)

                                                      For the Six Months Ended June 30,
                                                             1994             1993
                                                          ----------      -----------
 Cash Flows From Operating Activities:
 Net Income (Loss)                                        $1,552,091      ($2,650,252)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Gain on sale of investment in real estate             (6,441,898)               0
    Equity in net loss of joint venture                      313,106          237,301
    Depreciation and amortization                          2,591,934        2,607,856
    Amortization of discount on mortgage notes payable       164,747          144,143
    Increase in other assets                                 (66,527)       2,099,320

    Increase in other liabilities                          2,171,238        1,698,838
                                                          ----------       ----------
     Net cash provided by (used in) operating activities     284,691          (61,434)
                                                          ----------       ----------
 Cash Flows From Investing Activities:
    Proceeds from sale of real estate                      4,337,423                0
    Net principal collections on mortgage notes receivable         0          300,000
    Capital additions to real estate                      (1,391,604)        (949,438)
    Additional advances under guarantees                    (113,651)        (299,014)
                                                          ----------        ---------
     Net cash provided by (used in) investing activities   2,832,168         (948,452)
                                                          ----------        ---------
 Cash Flows From Financing Activities:
    Principal payments on mortgage notes payable            (382,240)        (724,086)
                                                          ----------         --------
     Net cash used in financing activities                  (382,240)        (724,086)
                                                          ----------         --------

 Net increase (decrease) in cash and cash equivalents      2,734,619       (1,733,972)
   Cash and cash equivalents at beginning of period          423,262        1,937,778
                                                          ----------       ----------
   Cash and cash equivalents at end of period             $3,157,881         $203,806
                                                          ==========       ==========

 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest              $5,074,576       $6,134,450
                                                          ==========       ==========






         The accompanying notes are an intregal part of these statements.


                                      SB PARTNERS
                                (a limited partnership)

                       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

               For the six months ended June 30, 1994 (Not Audited) and for the years ended December 31, 1993 and 1992 (Audited, but not covered by the report of independent public accountants)


 Limited Partners:
                                  Units of
                                 Partnership           Cumulative
                                  Interest               Cash         Accumulated
                             Number      Amount       Distrbutions     Earnings       Total
                             ------      ------      -------------    -----------     -----

 Balance, December 31, 1991   7,753   $119,968,973   ($97,728,323)    $18,544,277   $40,784,927
 Net loss for the period        -          -               -           (9,415,946)   (9,415,946)
                             ------   ------------   ------------     -----------   -----------
 Balance, December 31, 1992   7,753    119,968,973    (97,728,323)      9,128,331    31,368,981
 Net loss for the period        -          -               -           (8,976,836)   (8,976,836)
                             ------   ------------   ------------     -----------   -----------
 Balance, December 31, 1993   7,753    119,968,973    (97,728,323)        151,495    22,392,145
 Net loss for the period        -          -               -            1,551,891     1,551,891
                             ------   ------------   ------------     -----------   -----------
 Balance, June 30, 1994       7,753   $119,968,973   ($97,728,323)     $1,703,386   $23,944,036
                             ======   ============   ============     ===========   ===========





 General Partner:
                                 Units of
                                Partnership            Cumulative
                                 Interest                 Cash          Accumulated
                            Number       Amount       Distributions      Earnings       Total
                            ------       ------      --------------     ------------    -----

 Balance, December 31, 1991    1        $10,000          ($24,559)         $1,383      ($13,176)
 Net loss for the period       -           -                 -             (1,215)       (1,215)
                            ------      -------          ---------         ------      ---------
 Balance, December 31, 1992    1         10,000           (24,559)            168       (14,391)
 Net loss for the period       -           -                 -             (1,158)       (1,158)
                            ------      -------          ---------         ------      ---------
 Balance, December 31, 1993    1         10,000           (24,559)           (990)      (15,549)
 Net loss for the period       -           -                 -                200           200
                            ------      -------          ---------         ------      ---------
 Balance, June 30, 1994        1        $10,000          ($24,559)          ($790)     ($15,349)
                            ======      =======          =========         ======      =========





       The accompanying notes are an integral part of these statements.




                           SB PARTNERS

                     (a limited partnership)

            NOTES TO FINANCIAL STATEMENTS (Unaudited)


(1)  Accounting and Financial Reporting

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

          The results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

(2)  Commitments and Contingencies

          In connection with the sale of one property, the Registrant entered into a management agreement whereby it is obligated to advance funds to the buyer, on a secured basis, to fund cash flow deficits, as defined. Advances made during the six months ended June 30, 1994 were approximately
     $ 114,000. On July 7, 1994, such property was reacquired by the Registrant (refer to note 4).

          The Registrant has secured irrevocable letters of credit of approximately $ 1,817,000 which primarily serve as additional collateral securing certain financing, and utility and tenant security deposit bonds.







(3)  Sale of Real Estate Investment

          On June 2, 1994, the Registrant sold Woodlake Apartments for $ 22,055,000. In connection with the sale the buyer assumed the existing first mortgage secured by the property in the amount of $ 17, 476,000. For the three and six months ended June 30, 1994, the Registrant recognized a gain on sale of real estate investment of $ 6,442,000.

(4) Subsequent Events

          On July 7, 1994, the Registrant reacquired Nob Hill Apartments for $ 700,000 cash subject to an existing first lien. Prior to the reacquisition, the Registrant owned junior liens secured by Nob Hill with a carrying amount of $ 5,772,000 net of deferred gain of $ 5,179,000 and allowance for possible loan losses of $ 5,212,000. In connection with this transaction, these liens were extinguished.


(5)  Other Matters

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










    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED JUNE 30, 1994


     General

          The financial statements as of and for the three and six month period ended June 30, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures, although one of the garden apartment properties was sold in June 1994 (as referred to in the notes to the Financial Statements).

          Changes in Total Income and Net Loss are in part attributable to the sale of 400 Office Park office building and Oakwood mortgage note, and the reacquisition of Cherry
     Hill Office Center in the third quarter of 1993 and the sale of Woodlake Village Apartments in June 1994.

          Total income for the three months ended June 30, 1994 increased to approximately $ 6,529,000 from approximately
     $ 6,458,000 for the three months ended June 30, 1993 and there was net income after gain on sale of investments in real estate of approximately $ 4,069,000 for the three months ended June 30, 1994 compared to loss of $ 1,500,000 for the three months ended June 30, 1993.

          Total income for the six months ended June 30, 1994 decreased to approximately $ 13,408,000 from approximately
     $ 13,992,000 for the six months ended June 30, 1993. There was net income after gain on sale of investments in real estate of approximately $ 1,552,000 for the six months ended June 30, 1994 compared with a net loss of $ 2,650,000 for the six months ended June 30, 1993.

     Holiday Park Apartments

          Total revenues for the three months ended June 30, 1994 increased to $ 269,000 from $ 254,000 for the three months ended June 30, 1993. There was a net loss after depreciation and mortgage interest expense for the three months ended June 30, 1994 of $ 19,000 compared with net loss of $ 7,000 for the three months ended June 30, 1993. The decrease in net income is due to an increase in real estate operating expenses. Operating expenses are higher primarily due to increases in non-capital replacement costs ($ 17,000) and real estate taxes ($ 7,000).





          Total revenue for the six months ended June 30, 1994 increased to $ 538,000 from $ 517,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense increased to $ 30,000 for the six months ended June 30, 1994 compared with a net loss of $ 2,000 for the six months ended June 30, 1993.

     Meadow Wood Apartments

          Total revenues for the three months ended June 30, 1994 increased to $ 1,047,000 from $ 1,013,000 for the three months ended June 30,1993. There was a net loss after depreciation and mortgage interest expense for the three months ended June 30, 1994 of $ 72,000 compared with a net loss of $ 84,000 for the three months ended June 30, 1993.

          Total revenues for the six months ended June 30, 1994 increased to $ 2,108,000 from $ 2,000,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense decreased to $ 77,000 for the six months ended June 30, 1994 compared with a net loss of $ 139,000 for the six months ended June 30, 1993.

          The increase in revenue for the six months ended June 30 is primarily is due to an increase in base rent ($ 104,000). The decrease in net loss for the six months ended June 30,1994 is due primarily to the increase in base rent ($ 104,000), partially offset due to increases in utilities ($ 14,000), professional fees ($ 14,000), and general & administrative costs ($ 9,000).

     Sahara Palms Apartments

          Total revenues for the three months ended June 30, 1994 increased to $ 490,000 from $ 451,000 for the three months ended June 30, 1993. There was a net loss after depreciation and mortgage interest expense for the three months ended June 30, 1994 of $ 54,000 compared with a net loss of $ 58,000 for the three months ended June 30, 1993.

          The increase in revenues is primarily the result of an increase in occupancy from 96% at June 30, 1993 to 97.1% at June 30, 1994. Operating expenses are higher primarily due to an increase in payroll costs ($ 21,000).

          Total revenue for the six months ended June 30, 1994 increased to $ 985,000 from $ 908,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense decreased to $ 84,000 for the six months ended June 30, 1994 compared with a net loss of $ 116,000 for the six months ended June 30 1993.


     Woodlake Village / Redwood Village

          Total revenues for the period from April 1, 1994 through June 1,1994 (date of sale) decreased to $ 616,000 from $ 893,000 for the three months ended June 30, 1993. There was a net loss after depreciation and mortgage interest expense for the period from April 1, 1994 through June 1, 1994 (date of sale) $ 92,000 compared with a net loss of $ 160,000 for the three months ended June 30, 1993.

          Total revenue for the period from January 1, 1994 through June 1, 1994 (date of sale) decreased to $ 1,530,000 from
     $ 1,832,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense decreased to $ 214,531 for the period from January 1, 1994 through June 1, 1994 (date of sale) compared with a net loss of $ 290,500 for the six months ended June 30, 1993.

          As mentioned in the footnotes to the Financial Statements, the Registrant sold Woodlake Village/ Redwood Village Apartments on June 1, 1994 for $ 22,055,000. A
     gain on sale of investments in real estate of $  6,442,000 was reported for the three and six months ended June 30, 1994.

     International Jewelry Center

          Total income for the three months ended June 30, 1994 of $1,606,000 was $102,000 less than total income of $1,504,000 for the three months ended June 30, 1993. Net loss for the three months ended June 30, 1994 of $ 794,000 was an increase of $ 144,000 over net loss of $ 650,000 for the three months ended June 30, 1993.

          Total revenue for the six months ended June 30, 1994 decreased to $ 3,255,000 from $ 3,657,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense increased to $ 1,604,000 for the six months ended June 30, 1994 compared with a net loss of $ 862,000 for the six months ended June 30, 1993.

          The reduction in total income was due primarily to a decrease in average base rental of renewal and restructured leases ($ 504,000) and a decrease in escalation income
     ($ 153,000), partially offset by the receipt of a settlement of $ 480,000 from a bankrupt tenant during the six months ended June 30, 1994. In addition to the reduction in total income, the increase in net loss was primarily due to an increase in real estate and other taxes ($ 81,000), an increase in security costs ($ 68,000) and increases in repairs and maintenance costs ($ 95,000).




     Plantation Shopping Center

          Total income for the three months ended June 30, 1994 of $ 326,000 was $ 26,000 less than total income of $ 352,000 for the three months ended June 30, 1993. Net loss for the three months ended June 30, 1994 of $ 386,000 was an increase of $ 171,000 over a net loss of $ 215,000 for the three months ended June 30, 1993.

          Total revenue for the six months ended June 30, 1994 increased to $ 668,000 from $ 648,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense increased to $ 531,000 for the six months ended June 30, 1994 compared with a net loss of $ 423,000 for the six months ended June 30, 1993.

     Legal fees incurred in connection with a tenant collection matter contributed to the increase in net loss.

     1010 Market Street

          Total income for the three months ended June 30, 1994 of $ 1,446,000 was $ 205,000 higher than total income of $ 1,241,000 for the three months ended June 30, 1993. Net loss for the three months ended June 30, 1994 of $ 390,000 was $ 147,000 lower than net loss of $ 537,000 for the three months ended June 30, 1993.

          Total revenue for the six months ended June 30, 1994 increased to $ 2,919,000 from $ 2,555,000 for the six months ended June 30, 1993. Net loss after mortgage interest and depreciation expense decreased to $ 559,000 for the six months ended June 30, 1994 compared with a net loss of $ 828,000 for the six months ended June 30 1993.

               The increase in total income and decrease in net loss is due to an increase in property occupancy, partially offset by lower effective base rents for new and renewal leases ($ 322,000) and an increase in escalation income
     ($ 90,000).

     Cherry Hill Office Center

          Cherry Hill Office Center was reacquired by the Registrant by credit bid of its mortgage, such bid approved by the bankruptcy court, in September 1993. Total income was $ 390,000 and net income was $ 44,000 for the three months ended June 30, 1994. Total income was $ 770,000 and net income was $133,000 for the six months ended June 30, 1994.





     Mortgage Notes Receivable Portfolio

          Interest income from the mortgage notes receivable portfolio decreased $ 9,000 to $ 249,000 for the three months ended June 30, 1994 as compared with $ 258,000 for the three month period ended June 30, 1993. The decrease reflects the acquisition of Cherry Hill Office Center through foreclosure in September 1993. Interest income for the three and six months ended June 30, 1993 includes only amounts received from the former Cherry Hill borrower as that entity was operating under bankruptcy court protection during that period.

     Investment in Joint Venture

          Equity in loss of joint venture increased from $ 237,000
     for the six months ended June 30, 1993 to $ 313,000    for the
     six months ended June 30, 1994.

          Equity in loss of joint venture decreased $ 59,000 from $ 167,000 for the three months ended June 30, 1993 to $ 108,000 for the three months ended June 30, 1994.

          The improvement in performance in the most recent three month period is due to an increase in the property's occupancy to 85 % at June 30, 1994.

     Liquidity and Capital Resources

          As of June 30, 1994, the Registrant had cash and cash equivalents of $ 3,158,000 in addition to $ 1,343,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately
     $ 1,978,000 more than cash and deposits held in escrow on December 31, 1993.

          The mortgage note receivable portfolio consists of notes secured by liens on Nob Hill Apartments. As referred to in the Notes to the Financial Statements, the Registrant reacquired Nob Hill Apartments on July 7, 1994. The carrying amount of mortgage notes receivable ,net of deferred gains and allowances for possible loan losses, was approximately
     $ 5,933,000 as of June 30, 1994.

          Debt at June 30, 1994 consisted of approximately
     $ 118.3 million of first mortgage notes payable secured by real estate owned by the Registrant. The reduction in the balance of mortgage notes payable is substantially due to the sale of Woodlake Apartments in June 1994. In that sale, the buyer assumed the mortgage note secured by Woodlake with an outstanding balance of $ 17,476,000 on the transaction date. Scheduled principal payments will approximate $ 475,000 for the balance of 1994 and the terms of certain mortgage notes require monthly escrow of estimated annual real estate tax and insurance and reserves for repairs, maintenance and improvements to the secured property in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, although it has a commitment referred to in the notes to the financial statements to fund cash flow deficits on the Nob Hill property.

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

          All of the Registrant's mortgage obligations are without recourse to the Registrant and are limited to the encumbered property. Accordingly, the Registrant has the power to limit the effect of the negative cash flow of a particular property to that property (other than Nob Hill) and, if the Registrant is unable to restructure the terms of the mortgage indebtedness or otherwise to cure the cause of the cash flow deficit, may choose to turn over such property to its mortgagee. As noted in the notes to the Financial Statements, the Registrant is currently undertaking negotiations with respect to the International Jewelry Center for the restructuring of the indebtedness secured by that property, and if the results of those negotiations do not produce a debt service consistent with the rental income and capital expenditures required by that property, the Registrant may turn over that property to the mortgage lender.































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






                              SB PARTNERS
                              (Registrant)



                         By:  SB PARTNERS REAL ESTATE CORPORATION
                                   General Partner







Dated: August 15, 1994        By:  /s/ John H. Streicker
                                   John H. Streicker
                                   President



Dated: August 15, 1994        By:  /s/ Elizabeth B. Longo
                                   Elizabeth B. Longo
                                   Chief Financial Officer



Dated: August 15, 1994        By:  /s/ George N. Tietjen
                                   George N. Tietjen  III
                                   Vice President and Controller