Form 10-Q
period 1994-09-30
SB PARTNERS
filed 1994-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1994    Commission File Number 0-8952


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











                           SB PARTNERS

                              INDEX



Part I    Financial Information

          Balance Sheets
               September 30, 1994 and December 31, 1993               1

          Statements of Operations
               For the three and nine months ended September 30, 1994
               and 1993                                               2

          Statements of Changes in Partners' Capital
               For the years ended December 31, 1993 and 1992
               and the nine months ended September 30, 1994               3

          Statements of Cash Flows
               For the nine months ended September 30, 1994
               and 1993                                               4

          Notes to Financial Statements                          5 -  6

          Managements' Discussion and Analysis of
               Financial Condition and Results of Operations     7 - 12


Part II   Other Information                                          13




              SB PARTNERS
        (a limited partnership)

             BALANCE SHEETS
September 30, 1994 (Not Audited) and December 31, 1993
(Audited, but not covered by the report of independent accountants)

                                                       September 30,   December 31,
                                                            1994           1993
 Assets:
   Investments -
     Real Estate, at cost
     Land                                                $13,697,284    $16,226,405
     Buildings, furnishings
     and improvements                                    147,500,294    164,919,564
     Less - accumulated depreciation                     (40,133,843)   (44,396,664)
                                                       -------------- --------------
                                                         121,063,735    136,749,305
     Real property held for sale                           6,762,886              0
                                                       -------------- --------------
                                                         127,826,621    136,749,305
                                                       -------------- --------------

   Mortgage notes receivable, net of allowance for possible
     loan losses of $0 and $4,512,780 respectively and
     deferred gains of $0 and $5,178,632 respectively              0      5,933,929
   Investment in joint venture                            11,246,382     11,635,207
                                                       -------------- --------------
                                                         139,073,003    154,318,441
   Other assets:
    Cash and cash equivalents                              1,477,309        423,262
    Accounts receivable, accrued interest and other        7,179,312      8,628,406
                                                       -------------- --------------

              Total assets                              $147,729,624   $163,370,109
                                                       ============== ==============

 Liabilities:
    Mortgage notes payable, net of unamortized discount
     of $401,987 and $654,764 respectively              $118,219,977   $136,003,934
    Accounts payable and accrued expenses                  7,437,334      3,826,033
    Tenants security deposits                              1,171,022      1,163,546
                                                       -------------- --------------
           Total liabilities                             126,828,333    140,993,513
                                                       -------------- --------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partner - 7,753 units                         20,917,030     22,392,145
    General partner - 1 unit                                 (15,739)       (15,549)
                                                       -------------- --------------
                                                          20,901,291     22,376,596
                                                       -------------- --------------

          Total liabilities & partners' capital         $147,729,624   $163,370,109
                                                       ============== ==============


The accompanying notes are an integral part of these balance sheets.



                    SB PARTNERS
              (a limited partnership)

        STATEMENTS OF OPERATIONS (Unaudited)
                                                         For the Three Months        For the Nine Months
                                                          Ended September 30,         Ended September 30,

                                                         1994         1993           1994           1993
                                                     ------------ ------------   ------------  --------------
 Revenues:
 Rental and other income                              $5,875,200   $5,407,207    $18,693,200     $18,797,009
 Interest on mortgage notes receivable                         0      295,749        496,834         877,944
 Interest on short-term investments                       13,156      101,650        106,144         121,938
                                                     ------------ ------------   ------------  --------------
                   Total revenues                      5,888,356    5,804,606     19,296,178      19,796,891
                                                     ------------ ------------   ------------  --------------

 Expenses
 Interest on mortgage notes payable                    3,055,004    3,601,146      9,843,154       9,873,009
 Real estate operating expenses                        3,295,360    2,467,786      9,269,212       7,591,571
 Depreciation and amortization                         1,192,907    1,298,505      3,784,841       3,906,361
 Recovery of mortgage note receivable fully
   reserved for possible loan loss                             0     (725,000)             0        (725,000)
 Real estate taxes                                       618,271      555,015      1,850,232       1,585,361
 Management fees                                         537,173      490,273      1,581,722       1,470,273
 Other                                                   141,318      215,958        495,395         607,344
                                                     ------------ ------------   ------------  --------------
                   Total expenses                      8,840,033    7,903,683     26,824,556      24,308,919
                                                     ------------ ------------   ------------  --------------

                        Loss                          (2,951,677)  (2,099,077)    (7,528,378)     (4,512,028)

 Equity in net loss of joint venture                     (75,719)    (193,863)      (388,825)       (431,164)

 Gain (loss) on sale of investments in real estate             0      (71,655)     6,441,898         (71,655)
                                                     ------------ ------------   ------------  --------------

                      Net Loss                        (3,027,396)  (2,364,595)    (1,475,305)     (5,014,847)
   Less - Net loss allocated to general partner             (390)        (305)          (190)           (647)
                                                     ------------ ------------   ------------  --------------

     Net loss allocated to limited partners          ($3,027,006) ($2,364,290)   ($1,475,115)    ($5,014,200)
                                                     ============ ============   ============  ==============

 Net Loss Per Unit of Limited Partnership Interest:
    Net loss                                            ($390.43)    ($304.95)      ($190.26)       ($646.74)
                                                     ============ ============   ============  ==============
 Weighted Average Number of Units of Limited
   Partnership Interest Outstanding                        7,753        7,753          7,753           7,753
                                                     ============ ============   ============  ==============


The accompanying notes are an integral part of these statements.



        SB PARTNERS
  (a limited partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 1994 (Not Audited) and for the years ended December 31, 1993 and 1992 (Audited, but not covered by the report of independent public accountants)

 Limited Partners:
                                        Units of
                                      Partnership             Cumulative
                                       Interest                  Cash        Accumulated
                                   Number       Amount      Distributions     Earnings         Total
                                   ------       ------      --------------  -------------  -------------
 Balance, December 31, 1991        7,753     $119,968,973    ($97,728,323)   $18,544,277    $40,784,927
  Net loss for the period            -            -               -           (9,415,946)    (9,415,946)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, December 31, 1992        7,753      119,968,973     (97,728,323)     9,128,331     31,368,981
  Net loss for the period            -            -               -           (8,976,836)    (8,976,836)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, December 31, 1993        7,753      119,968,973     (97,728,323)       151,495     22,392,145
  Net loss for the period            -            -               -           (1,475,115)    (1,475,115)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, September 30, 1994       7,753     $119,968,973    ($97,728,323)   ($1,323,620)   $20,917,030
                                 ========== ==============  ==============  =============  =============

 General Partner:
                                           Units of
                                           Partnership        Cumulative
                                           Interest              Cash        Accumulated
                                   Number       Amount      Distributions     Earnings         Total
                                   ------       ------         --------       --------        ------
 Balance, December 31, 1991          1            $10,000        ($24,559)        $1,383       ($13,176)
  Net loss for the period            -            -               -               (1,215)        (1,215)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, December 31, 1992          1             10,000         (24,559)           168        (14,391)
  Net loss for the period            -            -               -               (1,158)        (1,158)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, December 31, 1993          1             10,000         (24,559)          (990)       (15,549)
  Net loss for the period            -            -               -                 (190)          (190)
                                 ---------- --------------  --------------  -------------  -------------
 Balance, September 30, 1994         1            $10,000        ($24,559)       ($1,180)      ($15,739)
                                 ========== ==============  ==============  =============  =============




                                           The accompanying notes are an integral part of these statements.



                      SB PARTNERS
                 (a limited partnership)

         STATEMENTS OF CASH FLOWS (Not Audited)

                                                          For the Nine Months Ended September 30,

                                                               1994               1993
                                                          --------------     --------------
 Cash Flows From Operating Activities:
 Net Income (Loss)                                          ($1,475,305)       ($5,014,847)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    (Gain) loss on sale of investment in real estate         (6,441,898)            71,655
    Equity in net loss of joint venture                         388,825            431,164
    Depreciation and amortization                             3,784,841          3,906,361
    Amortization of discount on mortgage notes payable          252,777            221,134
    (Increase) decrease in other assets                         663,102           (912,061)
    Increase in other liabilities                             3,618,777          2,774,396
                                                          --------------     --------------
     Net cash provided by operating activities                  791,119          1,477,802
                                                          --------------     --------------

 Cash Flows From Investing Activities:
    Proceeds from sale of real estate                         3,578,075            500,000
    Net principal collections on mortgage notes receivable            0            300,000
    Cash paid on real estate acquisition                       (710,384)                 0
    Capital additions to real estate                         (1,930,391)        (1,769,911)
    Additional advances under guarantees                       (113,651)          (404,036)
    Proceeds received from joint venture                              0             53,661
                                                          --------------     --------------
     Net cash provided by (used in) investing activities        823,649         (1,320,286)
                                                          --------------     --------------

 Cash Flows From Financing Activities:
    Principal payments on mortgage notes payable               (560,721)          (844,618)
                                                          --------------     --------------
     Net cash used in financing activities                     (560,721)          (844,618)
                                                          --------------     --------------

 Net increase (decrease) in cash and cash equivalents         1,054,047           (687,102)
   Cash and cash equivalents at beginning of period             423,262          1,937,778
                                                          --------------     --------------
   Cash and cash equivalents at end of period                $1,477,309         $1,250,676
                                                          --------------     --------------

 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                 $7,109,714         $7,937,886
                                                          ==============     ==============
 Supplemental disclosures of non-cash investing
    and financing activities:
           See Note 3 to Financial Statements



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

          The results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

(2)  Commitments and Contingencies

          In connection with the sale of one property, the Registrant entered into a management agreement whereby it was obligated to advance funds to the buyer, on a secured basis, to fund cash flow deficits, as defined. On July 7, 1994, such property was reacquired by the Registrant (refer to Note 3).

          The Registrant has secured irrevocable letters of credit of approximately $1,643,000 which primarily serve as additional collateral securing certain financing, and utility and tenant security deposit bonds. A formal request has been made to a lender which would result in the release of a letter of credit in the amount of $568,000.

(3)  Real Estate Investment Sales and Acquisitions

          On June 2, 1994, the Registrant sold Woodlake Apartments for $22,055,000. In connection with the sale the buyer assumed the existing first mortgage secured by the property in the amount of $ 17,476,000. For the three and nine months ended September 30, 1994, the Registrant recognized a gain on sale of real estate investment of $6,442,000.

          On July 7, 1994, the Registrant reacquired Nob Hill Apartments for $700,000 cash subject to an existing first lien. Prior to the reacquisition, the Registrant owned junior liens secured by Nob Hill with a carrying amount of $5,772,000 net of deferred gain of $5,179,000 and allowance for possible loan losses of $5,212,000. In connection with this transaction, these liens were extinguished. No gain or loss was recognized on this transaction. On October 4, 1994 the Registrant entered into a contract a sell Nob Hill Apartments for $ 7,200,000.

          In September 1993, the Registrant sold 400 Office Park for $500,000 all cash resulting in a loss on sale of $71,655.

(4)  Other Matters

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994


     General

          The financial statements as of and for the three and nine month period ended September 30, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures, although one of the garden apartment properties was sold in June 1994 (as referred to in the notes to the Financial Statements).

          Changes in Total Income and Net Loss are in part attributable to the sale of 400 Office Park office building and Oakwood mortgage note, and the reacquisition of Cherry Hill Office Center in the third quarter of 1993, the sale of Woodlake Village Apartments in June 1994, and acquisition of Nob Hill Apartments in July 1994.

          Total revenue for the three months ended September 30, 1994 increased to approximately $5,888,000 from approximately $5,804,000 for the three months ended September 30, 1993 and there was a net loss after gain (loss) on sale of investments in real estate of approximately $3,027,000 for the three months ended September 30, 1994 compared with a net loss of $2,365,000 for the three months ended September 30, 1993.

          Total revenue for the nine months ended September 30, 1994 decreased to approximately $19,296,000 from approximately $19,797,000 for the nine months ended September 30, 1993. There was a net loss after gain (loss) on sale of investments in real estate of approximately $1,475,000 for the nine months ended September 30, 1994 compared with a net loss of $5,014,000 for the nine months ended September 30, 1993.

     Holiday Park Apartments

          Total revenue for the three months ended September 30, 1994 increased to $265,000 from $252,000 for the three months ended September 30, 1993. There was an increase in net loss after depreciation and mortgage interest expense for the three months ended September 30, 1994 of $37,000 compared with net loss of $27,000 for the three months ended September 30, 1993. The increase in net loss is due to an increase in repair and maintenance costs ($10,000) and real estate taxes ($6,000), partially offset by the revenue increase.

          Total revenue for the nine months ended September 30, 1994 increased to $803,000 from $753,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense increased to $67,000 for the nine months ended September 30, 1994 compared with a net loss of $33,000 for the nine months ended September 30, 1993.

          The increase in revenue is due to increases in base rents charged to tenants. The decrease in net income is due to increases in repairs, maintenance and utility costs ($54,000), partially offset by the increase in revenues.

     Meadow Wood Apartments

          Total revenue for the three months ended September 30, 1994 increased $62,000 to $1,100,000 from $1,038,000 for the three months ended September 30, 1993. There was an increase in net loss after depreciation and mortgage interest expense of $13,000 for the three months ended September 30, 1994 of $71,000 compared with a net loss of $58,000 for the three months ended September 30, 1993.

          The increase in revenues of $62,000 for the three months ended September 30, 1994 is due to an increase in base rents charged to tenants ($50,000) and a decrease in vacancy ($12,000). The increase in net loss is due to increases in utility expenses ($32,000), repair and maintenance costs ($20,000) and other expenses ($25,000).

          Total revenues for the nine months ended September 30, 1994 increased to $3,208,000 from $3,084,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense decreased $28,000 to $148,000 for the nine months ended September 30, 1994 compared with a net loss of $176,000 for the nine months ended September 30, 1993.

          The increase in revenue for the nine months ended
     September 30, 1994 is primarily is due to an increase in base rent charged to tenants. The decrease in net loss for the nine months ended September 30, 1994 is due primarily to the increase in revenue, partially offset by increases in utilities ($60,000), and repair and maintenance costs
     ($40,000).

     Sahara Palms Apartments

          Total revenues for the three months ended September 30, 1994 increased $32,000 to $498,000 from $466,000 for the three months ended September 30, 1993. There was an increase in net loss after depreciation and mortgage interest expense of $12,000 for the three months ended September 30, 1994 of $58,000 compared with a net loss of $46,000 for the three months ended September 30, 1993.

          Total revenue increased primarily due to slight increases in base rents charged to tenants ($10,000) and a reduction in vacancy ($12,000). The increase in net loss is primarily due to increases in depreciation expense ($20,000) and payroll expenses ($20,000).

          Total revenue for the nine months ended September 30, 1994 increased $167,000 to $1,482,000 from $1,315,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense decreased
     $91,000 to $142,000 for the nine months ended September 30, 1994 compared with a net loss of $233,000 for the nine months ended September 30, 1993.

          The increase in revenues is dues to an increase in occupancy during the nine months ($126,000) and an increase in base rents charged to tenants ($28,000). The decrease in net loss is due to the increase in revenues, partially offset by an increase in contractual repair and maintenance costs ($23,000).

     Woodlake Village / Redwood Village

          As mentioned in the footnotes to the Financial Statements, the Registrant sold Woodlake Village/ Redwood Village Apartments on September 1, 1994 for $22,055,000. A gain on sale of investments in real estate of $6,442,000 was reported for the three and nine months ended September 30, 1994.

          Total revenues for the three and nine months ended
     September 30, 1993 were $923,000 and $2,832,000,
     respectively, and net loss after depreciation and interest expense, excluding the gain on sale, was $184,000 and $ 413,000 respectively. Revenues and net loss after depreciation and interest from January 1, 1994 through June 1, 1994 (date of sale) were $1,530,000 and $215,000, respectively.

     International Jewelry Center

          Total revenue for the three months ended September 30, 1994 of $1,644,000 was $98,000 more than total revenue of $1,546,000 for the three months ended June 30, 1993. Net loss after mortgage interest expense and depreciation for the three months ended September 30, 1994 of $861,000 was an increase of $119,000 compared with $742,000 for the three months ended September 30, 1993.

          The increase in total revenues is due to an increase in escalation and other income. The increase in net loss was due to an increase in real estate taxes from higher tax rates and assessments ($62,000), security costs ($53,000), and repair and maintenance expenses ($99,000).

          Total revenue for the nine months ended September 30, 1994 decreased $304,000 to $4,899,000 from $5,203,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense increased
     $825,000 to $2,465,000 for the nine months ended September 30, 1994 compared with $1,604,000 for the nine months ended September 30, 1993.

          The decrease in total revenue was due primarily to decrease in occupancy and base rents from renewal and restructured leases ($760,000) and a decrease in escalation income ($115,000), partially offset by the receipt of a settlement of $500,000 from a bankrupt tenant during the nine months ended September 30, 1993. In addition to the reduction in total revenues, the increase in net loss was primarily due to an increase in real estate and other taxes from higher tax rates and assessments ($143,000), an increase in security costs ($125,000) and increases in repairs and maintenance costs ($194,000).

     Plantation Shopping Center

          Total revenue for the three months ended September 30, 1994 of $283,000 was $3,000 more than total revenue of $280,000 for the three months ended September 30, 1993. Net loss for the three months ended September 30, 1994 of $324,000 was an increase of $59,000 over a net loss of $265,000 for the three months ended September 30, 1993.

          Total revenue for the nine months ended September 30, 1994 increased $23,000 to $951,000 from $928,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense increased $168,000 to $ 855,000 for the nine months ended September 30, 1994 compared with a net loss of $688,000 for the nine months ended September 30, 1993.

          The increases in net loss for the three and nine months ended September 30, 1994 over comparable periods in 1993 are due to legal and professional fees incurred in connection with a tenant collection matter.

     1010 Market Street

          Total revenue for the three months ended September 30, 1994 of $1,385,000 was $58,000 lower than total income of $1,444,000 for the three months ended September 30, 1993.
     Net loss after mortgage interest expense and depreciation for the three months ended September 30, 1994 of $384,000 was $70,000 lower than net loss of $ 314,000 for the three months ended September 30, 1993.

          The decrease in total revenue is due primarily to a decrease in operating expense and real estate tax escalations and other income. The decrease in net loss was due primarily to decreases in repairs, maintenance and janitorial costs ($41,000), depreciation expense ($43,000) and insurance expense ($ 15,000), partially offset by the decrease in total revenue.

          Total revenue for the nine months ended September 30, 1994 increased $305,000 to $4,304,00 from $3,999,000 for the nine months ended September 30, 1993. Net loss after mortgage interest and depreciation expense decreased $199,000 to $943,000 for the nine months ended September 30, 1994 compared with a net loss of $1,142,000 for the nine months ended September 30, 1993.

          The increase in total revenue is due to an increase in property occupancy ($235,000) and increases in real estate tax and operating expense escalation income charged to tenants ($58,000). The decrease in net loss is due to the revenue increase described, partially offset by increases in insurance expense ($21,000), payroll ($33,000) and repairs and maintenance ($22,000).

     Cherry Hill Office Center

          Cherry Hill Office Center was reacquired by the Registrant by credit bid of its mortgage, such bid approved by the bankruptcy court, in September 1993. Total revenue was $362,000 and $1,132,000 for the three and nine months ended September 30, 1994; and $140,000 for the three and nine months ended September 30, 1993. Net income after interest expense and depreciation was $70,000 and $203,000 for the three and nine months ended September 30, 1994, respectively, and $31,000 for the three and nine months ended September 30, 1993. The three and nine month periods ended September 30, 1993 reflect only one month of operation as compared with three and nine months for comparable periods in 1994.

     Mortgage Notes Receivable Portfolio

          Interest income from the mortgage notes receivable portfolio decreased to $-0- and $497,000 for the three and nine months ended September 30, 1994 as compared with $296,000 and $878,000 for the three and nine months ended September 30, 1993 and acquisition of Nob Hill Apartments in July 1994. The decrease reflects the acquisitions of Cherry Hill Office Center through foreclosure in September 1993 and Nob Hill Apartments in July 1994. Interest income for the three and nine months ended September 30, 1993 includes only amounts received from the former Cherry Hill borrower as that entity was operating under bankruptcy court protection at that time.

     Investment in Joint Venture

          Equity in loss of joint venture decreased $118,000 from
     $194,000 for the three months ended September 30, 1993 to
     $76,000   for the three months ended September 30, 1994.

          Equity in loss of joint venture decreased $42,000 from $431,000 for the nine months ended September 30, 1993 to $389,000 for the nine months ended September 30, 1994.

          The decrease in net loss for the three and nine month period is due primarily to the recent improvement in occupancy at Riverbend Apartments ($59,000 and $60,000 respectively) and increases in base rents charged to tenants ($30,000 and $122,000 respectively). Revenue increases for the nine month period ended September 30, 1994 compared with September 30, 1993 were partially offset by slight increases in repair and maintenance costs ($126,000)

     Liquidity and Capital Resources

          As of September 30, 1994, the Registrant had cash and cash equivalents of $1,477,000 in addition to $1,400,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately
     $400,000 more than cash and deposits held in escrow on December 31, 1993.

            As referred to in the Notes to the Financial
     Statements, the Registrant reacquired Nob Hill Apartments on July 7, 1994. As a result of the acquisition, all of the mortgage notes receivable secured by liens on the property have been extinguished. There are no other mortgage notes owned by the Registrant. On October 4, 1994 the Registrant entered into a contract a sell Nob Hill Apartments for $ 7,200,000.

          Debt at September 30, 1994 consisted of approximately $118,200,000 of first mortgage notes payable secured by real estate owned by the Registrant. The reduction in the balance of mortgage notes payable since December 31, 1993 is substantially due to the sale of Woodlake Apartments in June 1994. In that sale, the buyer assumed the mortgage note secured by Woodlake with an outstanding balance of $17,476,000 on the transaction date. Scheduled principal payments will approximate $ 375,000 for the balance of 1994 and the terms of certain mortgage notes require monthly escrow of estimated annual real estate tax ,insurance and reserves for repairs, maintenance and improvements to the secured property in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses.

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

          All of the Registrant's mortgage obligations are without recourse to the Registrant and are limited to the encumbered property. Accordingly, the Registrant has the power to limit the effect of the negative cash flow of a particular property to that property and, if the Registrant is unable to restructure the terms of the mortgage indebtedness or otherwise to cure the cause of the cash flow deficit, may choose to turn over such property to its mortgagee. As noted in the notes to the Financial Statements, the Registrant is currently undertaking negotiations with respect to the International Jewelry Center for the restructuring of the indebtedness secured by that property, and if the results of those negotiations do not produce a debt service consistent with the rental income and capital expenditures required by that property, the Registrant may turn over that property to the mortgage lender.

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






                              SB PARTNERS
                              (Registrant)



                         By:  SB PARTNERS REAL ESTATE CORPORATION
                                   General Partner







Dated: November 11, 1994      By:  /s/ John H. Streicker
                                   John H. Streicker
                                   President



Dated: November 11, 1994      By:  /s/ Elizabeth B. Longo
                                   Elizabeth B. Longo
                                   Chief Financial Officer



Dated: November 11, 1994      By:  /s/ George N. Tietjen
                                   George N. Tietjen  III
                                   Vice President and Controller