Form 10-K
period 1994-12-31
SB PARTNERS
filed 1995-04-03
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994 Commission file number  0-8952


                                     SB Partners
     --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
     New York                                                        13-6294787
     --------------------------------------------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)

     666 Fifth Avenue, N.Y., N.Y.                                         10103
     --------------------------------------------------------------------------
     (Address of Principal Executive Offices)                          Zip Code

                                   (212) 408-2900
     --------------------------------------------------------------------------
                 Registrant's telephone number, including area code

             Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
           NONE
     -------------------              -----------------------------------------

     -------------------              -----------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                       Units of Limited Partnership Interests
     -------------------------------------------------------------------------
                                  (Title of Class)

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT
         THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES
        OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO
                                THE DATE OF FILING.)
                                   Not Applicable

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
       CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE
                           ONLY TO CORPORATE REGISTRANTS).

                                   Not Applicable


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM
      405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
                          AMENDMENT TO THIS FORM 10-K (x).

        DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF
       INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE
      DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2)
      ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT
         TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

                                        None

                                       PART I


     ITEM 1.  BUSINESS

     Description of SB Partners (the "Registrant")

     The Registrant is an existing New York limited partnership, which has been engaged in acquiring, operating and holding for investment a varying portfolio of real properties since April, 1971. The Registrant's initial public offering was in 1971. In 1973, 1978, 1980, 1982 and 1985, the
     Registrant sold additional limited partnership interests. As of December 31, 1994, the Registrant owned a shopping center in Plantation, Florida, office buildings in St. Louis, Missouri, Cherry Hill, New Jersey and Los Angeles, California, and apartment projects in Holiday, Florida, and Las Vegas and Reno, Nevada. In addition, the Registrant owned an undivided 10% interest in an apartment project in Orlando, Florida, a 60% interest in an apartment project in Atlanta, Georgia, and 13.9 acres of land in Holiday, Florida.

     The principal objectives of the Registrant are, first, to obtain capital appreciation through equity investments in real estate, second, to generate cash available for distribution, a portion of which may not be currently taxable, and third, to the extent still permitted under the Internal Revenue Code of 1986, as amended, to generate tax losses which may offset the Limited Partners' income from the Registrant and certain other sources. In recent years, the ability of the Registrant to meet these objectives has been impacted negatively by factors discussed elsewhere in this annual report on Form 10-K, among other things.

     The Registrant incurred losses before gain or loss on sale of investments in real estate during each year of its existence, except for calendar years 1982, 1987, and 1988. The accumulated tax losses and accumulated financial statement losses before gain on sale of investments in real estate as of December 31, 1994 were $143,420,919, and $96,070,606, respectively. The accumulated tax gains and the accumulated financial statement gains on sale of investments in real estate as of December 31, 1994, were $97,113,700 and $88,462,425,respectively. Aggregate cash distributions made to partners as of December 31, 1994 were $ 97,752,882. Refer to the Registrant's 1994 Annual Audited Financial Statements, which is contained in this annual report on Form 10-K, Note 9 of Notes to Financial Statements, for a reconciliation of net loss for financial reporting purposes to net loss for Federal income tax reporting purposes for each of the three years in the period ended December 31, 1994.

     Recent Developments and Real Estate Investment Factors

     Numerous events which have affected the real estate industry over the last several years including significant changes in federal income tax legislation, stricter government regulations with respect to lending practices of banking and savings and loan institutions, the Resolution Trust Corporation's administration and disposition of billions of dollars of real estate and overbuilding in many markets have had a significant negative impact on the value and operation of real estate investments. During such periods of declining real estate values, the use of leverage causes equity values and property cash flow to decrease more rapidly and more substantially than instances where leverage is not used. The use of leverage by the Registrant and other owners of real estate has had a negative impact on equity values and cash flow during this period of declining real estate values. Due to the tendency of real estate to be relatively non-liquid, the ability of the Registrant and other owners of real estate to vary their portfolios in response to these changing general and local economic, financial and investment conditions has been limited in the past and may be limited in the future.

     Certain markets and real estate asset classes have stabilized or exhibited improvement during the last year from improved tenant demand, lower debt and equity capital costs and more potential buyers of real estate, including real estate investment trusts, among other factors. Apartment properties are typical of an improving asset class. Yet, many markets and asset classes remain unstable or have stabilized at a level where current rental rates less operating, financing and tenanting costs are insufficient to support debt and equity structures created in the 1980's and early 1990's. Central business district office buildings are typical of these later situations.

     In the event that cash flow from the properties is not sufficient to cover operating, financing and improvement costs, owners of real estate properties, including the Registrant, may be required to generate funds from other than internal sources. The sources may include, but are not limited to, obtaining funds from sales or joint venturing of its real estate investments, or additional secured or unsecured borrowing (Refer also to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The Registrant has, until recently, owned investments in senior and junior mortgage notes receivable that resulted from the sales of previously owned real estate properties. The recent events discussed above have also contributed to problems experienced by these borrowers, resulting in filings for protection from creditors under Chapter XI of the United States Bankruptcy Code, reduced or non-payment of monthly installments of principal and interest, foreclosure actions and loan restructuring on less favorable terms to lenders, including the Registrant.

     Competition

     The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions and changing demographic trends, among other things. The recent recession and other factors resulted, and may continue to result, in the inability of existing tenants to meet their obligations under the terms of their leases, which may in turn adversely affect the performance and financial condition of the Registrant.

     Tax Matters

     In August 1993, Congress passed and President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 (the "Act"). The Act includes several provisions designed to help revive the real estate industry, including relaxed rules for pension fund investments in real estate, passive-loss relief for developers, extension of the low-income housing credit and an easing of the rules on recognizing cancellation of certain real estate debt. On the negative side, the Act extended the recovery period for nonresidential real estate by 7.5 years (from 31.5 to 39).

     The Act relaxes the "per se" passive characterization of certain rental real estate operations. For tax years beginning after 1993, eligible taxpayers, who materially participate in rental real estate activities, are able to deduct losses from rental activities against other income.
     For all other nonmaterial participating taxpayers, the provisions enacted as part of the Tax Reform Act of 1986 and Miscellaneous Revenue Act of 1988 (as discussed below) continue to apply. The Act also provides some relief by allowing taxpayers, other than corporations, to elect to exclude from income some cancellation of "qualified real property business indebtedness", effective for certain discharges after December 31, 1992. The amount of the exclusion is limited to the basis of the taxpayer's business real property or the excess of the principal amount of the debt over the fair market value of business real property that secures the debt, whichever is less. The basis of the taxpayer's business real property must be reduced by the amount of excluded income. The new provision does not apply to foreclosures or "deeds in lieu" with respect to nonrecourse debt.

     Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988

     On October 22, 1986, the Tax Reform Act of 1986 ("the '86 Act") was signed into law. The Technical and Miscellaneous Revenue Act of 1988 ("TAMRA 88") was enacted on November 10, 1988. Generally the principal provisions of the 1986 Act and TAMRA 88 impacting the Registrant and its Limited Partners are:

         - Passive activity loss limitations have limited the ability of the partners to offset their allocated share of taxable passive losses (essentially losses from rental real estate operations) of the Registrant against other earned or portfolio income.

         - The limitation of losses to amounts that partners have "at risk" was extended to passive real estate investments. The amount a partner has "at risk" generally includes their proportionate share of qualified non-recourse financing, and is also subject to other limitations.

         - The '86 Act limits the deduction of investment interest expense, as defined, to the amount of net investment income generated for the year, as defined, with an unlimited carryover for excess expense.

     The effect of these and other changes in income tax laws will vary depending upon each partner's individual tax situation. The Registrant believes that its characterization of and allocation of passive and portfolio income and losses from its operations are in compliance with existing regulations, but it can provide no assurances that the Internal Revenue Service ("IRS") will not challenge such treatment and allocations in the event of an audit.

     Other Tax Matters

     The Revenue Act of 1987 retroactively changed the treatment of income and loss of publicly-traded partnerships ("PTP") to characterize a partner's share of income as portfolio instead of passive, and limits the current deductibility of losses.

     The term PTP refers to any partnership whose interests are traded on an established securities market or are readily tradeable on a secondary market (or the substantial equivalent thereof). The Registrant believes that it is not a PTP pursuant to such definition and therefore its holders will not be subject to the Revenue Act of 1987 provisions. However, due to the complexities of the regulations, no assurance can be provided that the IRS may not challenge the treatment of income and losses in the event of an audit.

     In 1989, the Registrant made an election under IRC Section 754 which provides for an adjustment of the adjusted tax basis of depreciable property which may result in additional depreciation deductions to purchasing partners and those partners who inherit their interests in the Registrant. These adjustments, however, are subject to the passive loss rules discussed above and may or may not provide current benefit to a particular partner. The Registrant will be bound by the Section 754 election for all subsequent years.

     General

     Efforts required in complying with Federal, state and local environmental regulations may have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

     There are approximately 45 full and part-time on site project personnel employed at the Registrant's properties.

     The Registrant's real estate investments are not generally subject to seasonal fluctuations, although net income (loss) may vary somewhat from quarter to quarter based upon changes in utility consumption and seasonal maintenance expenditures at each property.

     The Registrant considers itself to be engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and has not been provided.

     ITEM 2. PROPERTIES

     The properties owned by the Registrant as of December 31, 1994 are set forth on the Summary of Properties Schedule on the page immediately following.

     ITEM 3. LEGAL PROCEEDINGS

     Refer to Footnote 11 in the Registrant's 1994 Annual Audited Financial Statements included elsewhere in this annual report on Form 10-K.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     NONE.

                                                         SB PARTNERS
                                                    Summary of Properties
                                                   As of December 31, 1994
                                                            Description      Acquisition   Percent            Mortgage
                  Property                Location     Sq. Ft.   Units Acres     Date     Ownership Occupancy  Payable
      Apartments:

      Holiday Park Apts.                 Holiday, FL      220,000    244   21.5  Jan 1991     100%     92.5%  $ 3,624,412
      Summerwalk Apts. (1)               Orlando, FL      252,000    304   12.8  Mar 1978      10%     93.0%         -
      Riverbend Apts. (2)                Atlanta, GA      557,000    594   49.8  Jan 1989      60%     93.4%         -
      Meadowwood Apts.                    Reno, NV        529,000    704   30.0  May 1983     100%     97.8%   18,075,849
      Sahara Palms Apts.               Las Vegas, NV      253,000    312   19.0  May 1983     100%     97.6%    8,473,981
                                                        ---------  -----  -----
                                                        1,811,000  2,158  133.1
      Office:                                           =========  =====  =====

      Cherry Hill Office Center        Cherry Hill, NJ    138,000    n/a    3.4  Sep 1993     100%     74.6%      436,233
      International Jewelry Center(3)  Los Angeles, CA    371,000    n/a    (2)  Nov 1984     100%     70.2%   33,898,519
      1010 Market Street                St. Louis, MO     343,000    n/a    0.8  Nov 1984     100%     87.0%   41,169,351
                                                          -------           ---
                                                          852,000           4.2
      Retail:                                             =======           ===

      Plantation Center                Plantation, FL     238,000    n/a   18.6  July 1981    100%     79.1%    6,575,433

      Land:

      Unimproved land (4)                Holiday, FL        n/a      n/a   13.9  July 1978    100%     n/a           -

       (1) Registrant owns a 10% interest in property.

       (2) Property contributed to 60% owned joint venture on January 6, 1992.  Refer also to the Registrant's 1994
      Annual Audited Financial Statements.  The property is included in "Investment in Joint Venture" in the 1994
      Annual Audited Financial Statements.
       (3) Property owned includes a twelve story office building and jewelry mart, and a four story parking garage.
      The improvements are owned subject to a participating ground lease.  The mortgage note encumbering the property is in default.
      Refer also to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (4) Land is adjacent to Holiday Park Apartments.
     /TABLE

           8                           PART II


     ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
               INTEREST AND RELATED UNITHOLDER MATTERS

     The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop.

     The number of Unitholders as of December 31, 1994 was 3,993.
     Although at various times the Registrant has generated and distributed cash to the Unitholders , there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. The Registrant has not paid distributions since 1990 and has no current plans to recommence paying distributions.


     ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K.

      SELECTED FINANCIAL DATA

      The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles.  This data should be read in conjunction with the Audited Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

                                                                             For the Years Ended December 31,
                                                                                      (000's omitted)
                                                                       1994       1993     1992       1991      1990
      Income Statement Data:

      Rental, Interest and Other Revenues                            $25,544    $27,019   $30,221   $34,136    $35,189
      Operating Expenses, including
        Depreciation and Amortization                                (35,648)   (35,424)  (35,659)  (39,245)   (39,876)
      Provision for loan losses, net of recoveries                         0       (129)   (1,834)   (3,250)         0
      Writedown and reserves of real estate investments               (4,162)         0    (1,295)     (459)         0
      Interest Expense on Unsecured and

        Secured Loans                                                      0          0       (53)     (485)      (263)
                                                                     -------    -------   -------   -------    -------
      Loss from Operations                                           (14,266)    (8,534)   (8,620)   (9,303)    (4,950)

      Gain (Loss) on Sale of Investments
        in Real Estate                                                 6,859        (72)      125         0          0
      Equity in Net Loss of Joint Venture                               (352)      (372)     (922)        0          0
      Extraordinary Item - Interest
        Prepayment Charge                                                  0          0         0         0       (662)
                                                                     -------    -------   -------   -------    -------

      Net Loss                                                       ($7,759)   ($8,978)  ($9,417)  ($9,303)   ($5,612)
                                                                     =======    =======   =======   =======    =======
      Net Loss per Unit of Partnership Interest:

      Loss Before Extraordinary Item                                 ($1,001)   ($1,158)  ($1,215)  ($1,200)     ($638)
      Net Loss                                                       ($1,001)   ($1,158)  ($1,215)  ($1,200)     ($724)
      Cash Distributions Paid                                             $0         $0        $0        $0       $300
      Weighted Average Number of
        Partnership Units Outstanding                                  7,754      7,754     7,754     7,754      7,754

      Balance Sheet Data at Year End:

      Real Estate, net                                              $116,253   $136,749  $136,069  $159,310   $156,484

      Investment in Joint Venture                                    $11,134    $11,635   $12,122        $0         $0
      Mortgage Notes Receivable, net                                      $0     $5,934   $10,006   $24,364    $30,977
      Total Assets                                                  $135,238   $163,370  $170,311  $192,591   $200,204
      Mortgage Notes Payable, net                                   $112,254   $136,004  $136,436  $139,886   $143,280
      Other Secured and Unsecured
        Loans Payable                                                     $0         $0        $0    $6,200     $4,200
     /TABLE

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1994, the Registrant had cash and cash equivalents of approximately $1,075,000 in addition to $1,303,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $117,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1993.

     During 1994, the Registrant sold Woodlake Apartments for $4,579,000 in cash over an existing first mortgage of $17,476,000 (which was assumed by the buyer) and Nob Hill Apartments for $1,500,000 in cash over the existing senior lien of $5,873,000 (which was assumed by the buyer). Gain on sale of these real estate investments of $6,859,000 was recognized in 1994.

     Outstanding debt at December 31, 1994 consisted of approximately $112,253,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant. The mortgage note secured by Plantation Shopping Center ($6,793,000) is scheduled to mature in the last quarter of 1995. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be $595,000 in 1995.

     As of December 31, 1994, the Registrant has issued irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for 1010 Market Street office building. During 1994, the Registrant obtained releases for approximately $2,100,000 of previously issued letters of credit serving as additional collateral securing certain financing.

     The Registrant has no debt other than normal trade accounts payable and accrued interest on previously discussed mortgage notes payable.

     Cash flow from the Registrant's apartment properties has been stable and in certain cases increasing moderately, reflecting an improvement in many apartment submarkets. Cash flow from all sources is projected to be sufficient to cover operating, financing and improvement costs in the near future at such properties. Office markets where the Registrant owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. Terms of new and renewals of existing leases are being made that are significantly more in favor of tenants with reduced rental rates, periods of free or reduced rent and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues have in recent years, for certain properties, been insufficient to cover operating costs, tenant improvement costs and other capital expenditures and scheduled debt service payments. Funds generated from other sources, including, but not limited to sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties. The Registrant projects that it will be able to generate sufficient cash flow from all sources to meet working capital requirements in 1995.

     Due to the impact of the conditions discussed above and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building to be applied to debt service and ground rent. The loan was declared in default by the lender in November 1993. The lender filed a Notice of Default and Election to Sell on March 3, 1995. Accordingly, it is uncertain whether the Registrant will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial. The Registrant has recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994 in connection with this property.

                  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
                                    1994 VS. 1993

     Total revenues decreased $1,475,000 to $25,544,000 in 1994 from $27,019,000 in 1993. Loss from operations increased $5,732,000 to $14,266,000 from $8,534,000 in 1993. Net loss decreased $1,220,000 to
     $7,758,000 in 1994 from $8,978,000 in 1993.

     The net loss for 1994 includes a gain on sales of real estate of $6,859,000 and a reserve for real estate losses of $4,162,000. The net loss for 1993 included a provision for loan losses of $853,000 after a partial recovery of previously reserved mortgage note receivable of $725,000 and a loss on sale of real estate of $72,000.

     Meadowwood Apartments (Reno, Nevada)

     Total revenues in 1994 increased $221,000 to $4,321,000 from $4,100,000 in 1993. Net loss after depreciation and mortgage interest expense decreased $163,000 to $100,000 in 1994 from $263,000 in 1993.

     Revenue increased due to base rent increases of $217,000 charged to tenants with minimal impact on the property's occupancy. Property occupancy remained above 95% for most of the year and as of December 31, 1994 was 97.8%. The decrease in net loss was caused by the increase in revenues discussed above and reduction in real estate taxes ($49,000), partially offset by an increase in apartment turnover costs ($22,000), utility costs ($61,000) and professional fees ($24,000).

     Sahara Palms Apartments (Las Vegas, Nevada)

     Total revenues increased $136,000 to $1,983,000 in 1994 from $1,847,000 in 1993 . Net loss after depreciation and mortgage interest expense increased $34,000 to $190,000 in 1994 from $156,000 in 1993.

     As with Meadowwood, occupancy at Sahara Palms remained above 95% for most of the year and at December 31, 1994 was 97.6%. The increase in revenues is indicative of the continuing strength of the Las Vegas apartment market as base rents rose $42,000 and vacancy and other revenue losses decreased $86,000.

     The increase in net loss was caused by increases in depreciation and amortization expense ($108,000) payroll ($43,000), contractual services ($24,000), utilities ($14,000) and property administration ($12,000), partially offset by the previously discussed increase in revenues.

     Holiday Park Apartments (Holiday, Florida)

     Total revenues increased $37,000 to $1,065,000 in 1994 from $1,028,000 in 1993. Net loss after depreciation and mortgage interest expense increased $25,000 to $99,000 in 1994 from $74,000 in 1993.

     Revenues increased primarily from increases in base rents charged to tenants ($40,000), partially offset by a small increase in average vacancy ($5,000). The increase in net loss was caused by increases in payroll related costs ($16,000) and repair and maintenance costs ($47,000), partially offset by the previously discussed increase in revenues.

     Woodlake Village/Redwood Village  (Sacramento, California)

     Woodlake Apartments was sold in June 1994 for $22,055,000 resulting in a gain on sale of $6,442,000. Decreases in revenues and net loss before gain on sale are attributable to a full year of ownership in 1993 as compared with five months in 1994.

     Revenue decreased $2,171,000 to $1,578,000 in 1994 from $3,749,000 in
     1993. Net loss before gain on sale decreased $315,000 to $254,000 in 1994 from $569,000 in 1993.

     Plantation Shopping Center (Plantation, Florida)

     Total revenues decreased $159,000 to $1,240,000 in 1994 from $1,399,000 in 1993. Net loss after depreciation and mortgage interest expense increased $171,000 to $924,000 in 1994 from $753,000 in 1993.

     Performance continued to suffer from the effects of the fire which caused significant damage to the property in late 1992 and the resulting decline in occupancy. Revenues decreased primarily from a decrease in average base rent charged to tenants ($282,000) partially offset by increases in occupancy ($78,000) and tenant pass through income ($53,000). Net loss increased primarily from the previously discussed revenue decrease and increases in professional fees ($65,000) and amortization of discount on mortgage notes payable ($43,000), partially offset by a decrease in real estate tax expense ($73,000).

     1010 Market Street (St. Louis, Missouri)

     Total revenues increased $171,000 to $5,576,000 in 1994 from $5,405,000 in 1993. Net loss after depreciation and mortgage interest expense decreased $59,000 to $1,017,000 in 1994 from $1,076,000 in 1993.

     Revenue increased primarily from increases in escalation income ($21,000), other income ($48,000) and increase in average occupancy from 85% to 87% ($66,000). Net loss decreased due to the revenue increase described previously, offset by increases in insurance costs ($31,000), repairs and maintenance ($45,000) and payroll costs ($38,000). A portion of the increases in property operating expenses have been billed to certain tenants that have leases with pass through clauses for rent increases due to increases in building operating expenses.

     Cherry Hill Office Center (Cherry Hill, New Jersey)

     Cherry Hill Office Center was reacquired by the Registrant in September 1993 by credit bid of its mortgage, such bid being approved by the United States Bankruptcy Court. Accordingly, increases in total revenue and net income after depreciation and mortgage interest expense in 1994 are attributable to a full year of ownership as compared with four months in 1993.

     Total revenues increased $957,000 to $1,508,000 in 1994 from $551,000 in 1993. Net income after depreciation and interest expense increased $136,000 to $248,000 in 1994 from $112,000 in 1993.

     International Jewelry Center (Los Angeles, California)

     Revenues decreased $716,000 to $7,001,000 in 1994 from $7,717,000 in 1993.
     Net loss after depreciation and mortgage interest expense increased $4,933,000 to $7,735,000 in 1994 from $2,802,000 in 1993.

     Revenues decreased primarily from a reduction in average occupancy at the property from 73% to 67% ($525,000), a decrease in average base rents charged to tenants ($156,000) and a decrease in expense escalation revenue related to the prior year reduction in occupancy ($102,000). The net loss increased due to the previously described decrease in revenue, the reserve for real estate losses ($4,162,000) previously discussed in Liquidity and Capital Resources, and increases in real estate and other taxes ($181,000), salaries ($151,000), depreciation of improvements ($257,000), and maintenance and security costs ($260,000), partially offset by a decrease in bad debt expenses ($1,231,000).

     The International Jewelry Center continues to be negatively impacted by the softening of the jewelry business in general, the Northridge earthquake in January 1994, and the migration of tenants and potential tenants to suburban areas perceived to be safer than downtown Los Angeles. As a result, cash flow generated by the International Jewelry Center has not been sufficient to carry ground rent and debt service on the mortgage encumbering the property. Cash flow for 1995 is also projected to be less than scheduled ground rent and debt service. The positive effects of an improvement in property occupancy at the end of 1994 have been minimized by continuing reductions in rental rates paid by new and renewal tenants, tenant failures and costs of improving such space for the tenants at the Registrant's cost. Additionally, given the nature of the tenancy at the building, many of whom manufacture and clean jewelry in the building, The City of Los Angeles has recently imposed additional requirements in respect of the waste water treatment plant and indoor air monitoring systems. Tests results indicate on-going potential environmental risks arising from the tenants use of hazardous chemicals in the ordinary course of their business.

     Mortgage Notes Receivable Portfolio

     Interest income from mortgage notes receivable decreased $558,000 to $497,000 in 1994 from $1,055,000 in 1993. The decrease was caused by the reacquisition of Cherry Hill Office Center in September 1993 and Nob Hill Apartments in July 1994.

     In 1993, the Registrant added $854,000 to its provision for possible loan losses due to the deterioration in the performance of Nob Hill Apartments and recovered $725,000 from the previously fully reserved third mortgage note secured by an apartment complex located in Antioch, California.

     During 1994, the Registrant reacquired Nob Hill Apartments for $700,000 cash over existing liens (Refer to page 10 - Liquidity and Capital Resources). As of December 31, 1994, the Registrant does not own interests in mortgage notes receivable.

     Investment in Joint Venture

     Equity in net loss of joint venture decreased $21,000 to $351,000 in 1994 from $372,000 in 1993.

     The improvement was due to the continuing increase in property occupancy during the year from 80% at December 31, 1993 to 93% at December 31, 1994 ($158,000) and an increase in base rents paid by tenants ($129,000), partially offset by increases in expenses related to the improvement in occupancy - apartment turnover costs ($99,000), repairs and maintenance ($20,000) and utility costs ($40,000).

                  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
                                    1993 VS. 1992

     Total revenues decreased $3,202,000 in 1993 to $27,019,000 from $30,221,000 in 1992. Loss from operations decreased to $8,534,000 from $8,620,000 in 1992. Net loss decreased to $8,978,000 in 1993 from
     $9,417,000 in 1992.

     The net loss for 1993 included a loan loss provision of $853,000 after a recovery of a previously reserved mortgage note receivable of $725,000. The net loss for 1992 included a provision for loan losses of $1,834,000 and a writedown of investments in real estate of $1,295,000.

     Holiday Park Apartments

     Total revenues in 1993 increased to $1,028,000 from $1,009,000 in 1992. There was a net loss after depreciation and mortgage interest expense in 1993 of $74,000 compared with net income of $49,000 in 1992.

     The increase in revenues was due to increases in apartment rental rates during 1993 ($27,000), partially offset by a slight increase in the average vacancy rate ($8,000). Interest expense increased $48,000 from a full year of interest on a mortgage note payable which was secured in March 1992. Depreciation and amortization expense also increased ($82,000) from the full year of amortization of loan costs and depreciation of approximately $460,000 of capital additions to the property during 1992.

     Meadowwood Apartments

     Total revenues in 1993 increased to $4,100,000 from $4,061,000 in 1992. Net loss after depreciation and mortgage interest expense increased to $263,000 from $245,000 in 1992.

     The increase in revenues was primarily the result of a stronger apartment market, as evidenced by implementing increases in rental rates at the property during the year. Operating expenses were higher primarily from higher repair and maintenance costs ($30,000) and an increase in the property's real estate taxes ($38,000).

     Sahara Palms Apartments

     Total revenues increased $97,000 in 1993 to $1,847,000. Net loss after depreciation and mortgage interest expense decreased to $156,000 from $326,000 in 1992.

     The increase in revenues was due primarily to an increase in occupancy from 89% on December 31, 1992 to 98% on December 31, 1993. A reduction in expenses was the result of the full depreciation of certain short-lived depreciable property in 1993, partially offset by an increase in depreciation of property improvement costs incurred in 1992.

     Woodlake Village/Redwood Village

     Total revenues decreased $48,000 to $3,749,000 in 1993 from $3,797,000 in 1992. Net loss after mortgage interest expense and depreciation expense increased to $569,000 from $492,000 in 1992.

     The decrease in revenues was caused primarily by an increase in rent concessions. Real estate operating expenses increased from slightly higher payroll related costs ($33,000) and repair and maintenance costs caused by tenant turnover ($20,000), which was partially offset by slightly lower real estate taxes ($11,000).

     Plantation Shopping Center

     Total revenues decreased $52,000 to $1,399,000 in 1993 from $1,451,000 in 1992. Net loss after mortgage interest expense and depreciation expense also increased from $533,000 in 1992 to $753,000 in 1993.

     The decrease in revenues was the result of a reduction in occupancy brought about by a fire at the center in late 1992. Real estate operating expenses increased $147,000 in 1993 due to professional fees incurred in connection with a tenant collection matter and administering the insurance claim for the damage caused by the fire referred to above. Depreciation and amortization expense increased in 1993 from a full year of depreciating and amortizing tenant improvements and leasing commission costs incurred during 1992.

     1010 Market Street

     Total revenues decreased $396,000 to $5,405,000 in 1993 from $5,801,000 in 1992. Net loss after mortgage interest expense and depreciation expense increased to $1,076,000 from $823,000 in 1992.

     The decrease in revenues was caused by a reduction in base rents from new and/or renewing tenants despite an increase in occupancy from 84% at December 31, 1992 to 86% on December 31, 1993. The decrease in rents is indicative of the softening of office market conditions in downtown St. Louis. The increase in net loss is caused by the decrease in revenues mentioned above, an increase in depreciation and amortization of tenant improvement costs and refinancing costs incurred in 1992 and 1993, partially offset by a reduction in mortgage interest expense of $196,000 from the reduced interest rate on the renegotiated mortgage note in September 1992.

     International Jewelry Center

     Total revenues decreased $1,715,000 in 1993 to $7,717,000 from $9,432,000 in 1992. Net loss after depreciation and mortgage interest expense increased to $2,802,000 from a year earlier net income of $250,000.

     Despite being the premier jewelry building in Los Angeles, performance has continued to suffer since the civil disturbances in 1992, the softening of the jewelry business in general, and since the Northridge earthquake in January 1994. Since December 31, 1992, nearly 100 of the 300 tenants of the building on that date have either gone out of business, filed for bankruptcy court protection, moved to other buildings with lower rental rates or suburban markets perceived to be safer, or had lease terms renegotiated with significantly lower effective rental rates. While the reopening of a renovated Pershing Square Park across the street from the building has had somewhat of a positive effect, occupancy at December 31, 1993 was approximately 64% versus 74% on December 31, 1992. The increase in operating expenses were primarily bad debt charge-offs of $1,648,000 in 1993 compared to $76,000 in 1992. The decrease in revenues was caused by a decrease in rental rates and occupancy for the reasons discussed above.


     Mortgage Notes Receivable Portfolio

     Interest income from mortgage notes receivable decreased from $2,666,000 in 1992 to $1,055,000 in 1993. The decrease was caused by the 1992 retirements of mortgage notes receivable secured by an apartment property located in Atlanta, Georgia ($726,000) and a commercial property in St. Louis, Missouri ($110,000). In addition, the failure of the borrower to perform its obligations under the terms of a mortgage note secured by Cherry Hill that was restructured as a part of a bankruptcy court approved reorganization plan resulted in the Registrant reacquiring the property in September 1993. Interest and real estate operating income from the property in 1993 was $46,000 versus $699,000 of interest income in 1992. In 1993, the Registrant sold its interest in a mortgage note receivable secured by a third lien on an apartment complex located in Antioch, California for $725,000, which had been fully reserved for possible loss. Due to the continuing deterioration of the underlying collateral of its remaining mortgage notes receivable, the Registrant added $129,000 to its reserve for possible loan losses in 1993, net of recovery, versus $1,834,000 in 1992.

     Investment in Joint Venture

     Equity in net loss of joint venture decreased $550,000 to $372,000 in 1993 from $922,000 in 1992. The complete rehabilitation of Riverbend Apartments, which was performed in phases to minimize rent loss, was completed during 1993. The property's occupancy rate rose to nearly 80% by year end from 73% at December 31, 1992 and revenues increased $277,000 from rental rate increases and $50,000 from the reduction in vacancy.


     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this item, together with the Report of Independent Public Accountants, thereon, are contained herein on pages 24 through 37 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 38 through 41 of this report.


     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                      PART III


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant has no executive officers or directors. All of its business affairs are handled by its General Partner, SB Partners Real Estate Corporation ("General Partner").

     The directors and executive officers of the General Partner are elected by Sentinel Holdings Corporation ("SHC") as its sole shareholder to serve until their successors are duly elected and qualified. The Limited Partners of the Registrant are not entitled to vote in their election.

     The directors and executive officers of the General Partner who are active in the Registrant's operations are:


     Name                          Age         Position

     John H. Streicker             52          President & Director

     Michael J. Weinberger         60          Director

     Millie C. Cassidy             49          Director

     David Weiner                  59          Director

     Christine Kurtz               40          Director

     Mr. Streicker joined the General Partner in May, 1976. He has been President since April, 1984. He is President of SHC and its parent company, J.H. Streicker & Co., Inc.

     Mr. Weinberger, a Certified Property Manager, joined the General Partner in February, 1973. He is the residential portfolio manager for the Western region.

     Ms. Cassidy joined the General Partner in August, 1982. She has been a Director of the General Partner since March, 1988. She is the residential portfolio manager for the Eastern region.

     Mr. Weiner joined the General Partner in April, 1984. He is a portfolio manager and manager of investor relations. He has been a Director of the General Partner since March, 1988.

     Ms. Kurtz joined the General Partner in 1980. Ms. Kurtz is a Director and portfolio manager responsible for commercial property transactions and management.

     ITEM 11.     EXECUTIVE COMPENSATION

     The Registrant has no executive officers or directors.


     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

     (a) At December 31, 1994, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of
         Limited Partnership Interest on that date.  Each   unitholder has
         disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

     (b) As of December 31, 1994, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No officers or Directors of SHC owned any outstanding Units of the Limited Partnership Interest. SRE Investor Services, Inc., an affiliate of the General Partner, owned
         73.5 Units of Limited Partnership Interest representing less than 1% of the outstanding number of units on December 31, 1994.

     (c) During the year ended December 31, 1994, there have been no changes in control of the Registrant or the General Partner.


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, percentage of revenues or net equity. The cost of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged to these affiliates totalled $2,073,339, $2,370,964 and $2,755,765 in 1994, 1993, and 1992
     respectively.

     In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $134,086, $138,450 and $131,390 in 1994, 1993 and 1992, respectively, and is based upon the trust company's standard rate schedule.

     Reference is made to Items 10 and 11, and Notes 2 and 10 in the financial statements.

                                       PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial statements - The Registrant's 1994 Annual Audited Financial Statements are included in this annual report on Form 10-K.

         (2) Financial statement schedules - See Index to Financial Statement Schedules on page 23. All other financial statement schedules are inapplicable or the required subject matter is contained in the financial statements or notes thereto.

     (b) There were no current reports on Form 8-K filed with the SEC during the quarter ended December 31, 1994.

     (c) Financial data schedule (CE)

     (d) Exhibits Incorporated by Reference -

                                   Incorporated by
         Description               Reference to

         Agreement of              Exhibit A to Registration Statement
         Limited Partnership       on  Form  S-11  as filed with  the
                                   Securities and Exchange  Commission
                                   on May 16, 1985.


           22                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SB PARTNERS

                          By: SB PARTNERS REAL ESTATE CORPORATION
                              -----------------------------------
                              GENERAL PARTNER


     March 30, 1995           /s/ John H. Streicker
                              ----------------------------------
                          By: John H. Streicker
                              President, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                    Position                      Date


     /s/ John H. Streicker    Chief Executive Officer
     ----------------------        and Director             March 30, 1995
     John H. Streicker


     /s/ Elizabeth B. Longo     Chief Financial Officer     March 30, 1995
     ----------------------
     Elizabeth B. Longo


     /s/ George N. Tietjen III  Vice President and
     -------------------------     Controller               March 30, 1995
     George N. Tietjen III

                                     SB PARTNERS

                           ITEMS 8 and 14 (a) (1) and (2)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS AND

                     SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES


     Report of Independent Public Accountants                   24

     Balance Sheets as of December 31, 1994 and 1993            26

     Statements of Operations for the years ended
         December 31, 1994, 1993 and 1992                       27

     Statements of Changes in Partners' Capital for the
         years ended December 31, 1994, 1993 and 1992           28

     Statements of Cash Flows for the years ended
         December 31, 1994, 1993 and 1992                       29

     Notes to Financial Statements                              30

     Supplemental Financial Statement Schedules:

     Schedule III-- Real Estate and Accumulated
         Depreciation  -- December 31, 1994                     38

     Schedule IV -- Mortgage Loans on Real Estate --
         December 31, 1994                                      40

                                 ARTHUR ANDERSEN LLP

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Partners of SB Partners:


         We have audited the accompanying balance sheets of SB Partners (a New York limited partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and schedules referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed more fully in Note 11 to the financial statements, the Partnership has incurred cash flow deficits at its major commercial
     properties in recent years.   These cash flow deficits have been generally
     offset by cash flow from its residential properties, proceeds from secured and unsecured financing, sales and joint venturing of its real estate properties and, to a limited extent, cash flow from certain other commercial properties. The general partner projects that the Partnership's cash flow from all sources will be sufficient to allow the Partnership to meet its obligations as they come due in 1995. The Partnership's ability to meet obligations as they come due beyond 1995 is dependent upon, among other things, its ability to generate sufficient cash flow from the sources discussed above.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on pages 38 through 41 of this report are not a required part of the basic financial statements, but are supplementary information required by the Securities and Exchange Commission. The information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


     New York, New York                        ARTHUR ANDERSEN LLP
     March 15, 1995

       SB PARTNERS
       BALANCE SHEETS
                                                                                         As of December 31,
                                                                                        1994            1993
       ASSETS:
         Investments -

           Real Estate, at cost
                Land                                                                $13,697,284      $16,226,405
                Buildings, furnishings and improvements                             148,151,143      164,919,564
                Less - accumulated depreciation and valuation allowance             (45,595,714)     (44,396,664)
                                                                                    116,252,713      136,749,305
                                                                                   ------------     ------------
           Mortgage notes receivable, net of allowance for possible
                loan losses of $0 and $4,512,780 respectively and
                deferred gains of $0 and $5,178,632 respectively                              0        5,933,929
           Investment in joint venture                                               11,133,621       11,635,207
                                                                                   ------------     ------------
                                                                                    127,386,334      154,318,441

         Other Assets -
           Cash and cash equivalents                                                  1,074,985          423,262
           Other                                                                      6,776,434        8,628,406
                                                                                   ------------     ------------
                         Total assets                                              $135,237,753     $163,370,109
                                                                                   ============     ============
       LIABILITIES:
           Mortgage notes payable, net of unamortized discount
           of $310,904 and $654,764 respectively                                   $112,253,778     $136,003,934
           Accounts payable and accrued expenses                                      7,179,185        3,826,033
           Tenants' security deposits                                                 1,186,880        1,163,546
                                                                                   ------------     ------------
                         Total liabilities                                          120,619,843      140,993,513

                                                                                   ------------     ------------
       PARTNERS' CAPITAL:
           Units of partnership interest without par value;
           Limited partner - 7,753 units                                             14,634,460       22,392,145
           General partner - 1 unit                                                     (16,550)         (15,549)
                                                                                   ------------     ------------
                         Total partners' capital                                     14,617,910       22,376,596
                                                                                    ------------    ------------
                         Total liabilities and partners' capital                   $135,237,753     $163,370,109
                                                                                   ============     ============

                              The accompanying notes are an integral part of these statements.

     /TABLE

       SB PARTNERS
       STATEMENTS OF OPERATIONS
                                                                    For the Years Ended December 31,
                                                                   1994           1993           1992
       REVENUES
        Rental income                                          $24,244,843    $25,161,455     $26,847,576

        Interest on mortgage notes receivable                      496,834      1,055,263       2,666,031
        Interest on short-term investments                         114,946        148,591          42,586
        Other                                                      687,484        653,863         664,771
                                                               -----------    -----------     -----------
                        Total revenues                          25,544,107     27,019,172      30,220,964

       EXPENSES
        Interest on mortgage notes payable                      13,338,723     12,980,405      14,342,377
        Real estate operating expenses                          11,369,234     10,559,140      10,470,853
        Depreciation and amortization                            5,243,818      5,241,810       5,428,678
        Real estate taxes                                        2,376,046      2,217,497       2,039,512
        Management fees                                          2,141,519      1,960,552       2,023,352

        Provision for loan losses, net of recoveries                     0        128,651       1,833,597
        Interest on other secured and unsecured loans                    0              0          52,879
        Writedown and reserves of investments in real estate     4,161,531              0       1,295,122
        Other                                                    1,179,557      2,465,360       1,354,719
                                                               -----------    -----------     ------------
                        Total expenses                          39,810,428     35,553,415      38,841,089
                                                               -----------    -----------     ------------
                        Loss from operations                   (14,266,321)    (8,534,243)     (8,620,125)

       Equity in net loss of joint venture                        (351,586)      (372,096)       (922,299)
       Gain (loss) on sale of investments in real                6,859,221        (71,655)        125,263
            estate
                                                               -----------    -----------     ------------
       NET LOSS                                                 (7,758,686)    (8,977,994)     (9,417,161)

        Loss allocated to general partner                           (1,001)        (1,158)         (1,215)
                                                               -----------    -----------     ------------
        Loss allocated to limited partners                     ($7,757,685)   ($8,976,836)    ($9,415,946)
                                                               ============   ============    ============
       NET LOSS PER UNIT OF LIMITED PARTNERSHIP
      INTEREST
        Net Loss                                                   ($1,001)       ($1,158)        ($1,215)
                                                               ============   ============    ============
        WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
            PARTNERSHIP INTEREST OUTSTANDING                         7,753          7,753           7,753
                                                               ============    ===========    ============
                 The accompanying notes are an integral part of these statements.

     /TABLE

       SB PARTNERS
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

       Limited Partners:
                                           Units of
                                         Partnership           Cumulative        Accumulated

                                           Interest               Cash            Earnings
                                    Number      Amount         Distributions      (Losses)         Total
       Balance, December 31, 1991   7,753    $119,968,973      ($97,728,323)     $18,544,277    $40,784,927
        Net loss for the year         -            -               -              (9,415,946)    (9,415,946)
                                    -----    ------------      ------------      -----------    -----------
       Balance, December 31, 1992   7,753     119,968,973       (97,728,323)       9,128,331     31,368,981
        Net loss for the year         -            -               -              (8,976,836)    (8,976,836)
                                    -----    ------------      ------------      -----------    -----------
       Balance, December 31, 1993   7,753     119,968,973       (97,728,323)         151,495     22,392,145
        Net loss for the year         -            -               -              (7,757,685)    (7,757,685)
                                    -----    ------------      ------------      ------------   -----------

       Balance, December 31, 1994   7,753    $119,968,973      ($97,728,323)     ($7,606,190)   $14,634,460
                                    =====    ============      ============      ============   ===========




       General Partner:
                                           Units of
                                         Partnership           Cumulative        Accumulated
                                           Interest               Cash            Earnings
                                    Number      Amount         Distributions      (Losses)         Total

       Balance, December 31, 1991     1           $10,000          ($24,559)          $1,383       ($13,176)
        Net loss for the year         -            -               -                  (1,215)        (1,215)
                                     ---          -------          ---------          -------      ---------
       Balance, December 31, 1992     1            10,000           (24,559)             168        (14,391)
        Net loss for the year         -            -               -                  (1,158)        (1,158)
                                     ---          -------          ---------         --------      ---------
       Balance, December 31, 1993     1            10,000           (24,559)            (990)       (15,549)
        Net loss for the year         -            -               -                  (1,001)        (1,001)
                                     ---          -------          ---------         --------      ---------
       Balance, December 31, 1994     1           $10,000          ($24,559)         ($1,991)      ($16,550)
                                     ===          =======          =========         ========      =========

                                       The accompanying notes are an integral part of these statements.
     /TABLE

       SB PARTNERS
       STATEMENTS OF CASH FLOWS
                                                                         For the years ended December 31,
                                                                    1994              1993               1992
       Cash Flows From Operating Activities:
       Net Loss                                                 ($7,758,686)        ($8,977,994)      ($9,417,161)

        Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
          Provision for loan losses, net of recoveries                    0             128,651         1,833,597
          Writedown of investment in real estate                          0                   0         1,295,122
          (Gain) loss on sale of investments in real estate      (6,859,221)             71,655          (125,263)
          Reserve for real estate losses                          4,161,531                   0                 0
          Equity in net loss of joint venture                       351,586             372,096           922,299
          Depreciation and amortization                           5,243,818           5,241,810         5,428,678
          Amortization of discount on mortgage notes payable        343,860             300,777           303,408
          Amortization of discount on mortgage note receivable            0                   0            (1,142)
          (Increase) decrease in other assets                       969,920           1,066,506        (3,164,944)
          Increase (decrease) in other liabilities                3,376,486           2,469,392        (3,212,942)

                                                                 ----------         -----------        ----------
           Net cash provided by (used in) operating activities     (170,706)            672,893        (6,138,348)
                                                                 ----------         -----------        ----------
       Cash Flows From Investing Activities:
          Net proceeds from sale of real estate                   4,877,352             500,000                 0
          Principal collections on mortgage notes receivable              0           1,028,585        13,290,785
          Cash paid on real estate acquisitions                    (710,384)             (9,896)                0
          Capital additions to real estate                       (2,636,254)         (2,284,514)       (1,650,928)
          Additional advances under guarantees                     (113,651)           (803,433)         (640,524)
          Payments and distributions received from joint            150,000             114,630         5,641,757
      venture
                                                                 ----------         -----------        ----------
           Net cash provided by (used in) investing activities    1,567,063          (1,454,628)       16,641,090
                                                                 ----------         -----------        ----------

       Cash Flows From Financing Activities:
          Principal payments on mortgage notes payable             (744,634)           (732,781)       (7,453,843)
          Proceeds from issuance of mortgage notes payable                0                   0         3,700,000
          Principal payments on secured and unsecured loans               0                   0        (6,200,000)
                                                                 ----------         -----------        ----------
           Net cash used in financing activities                   (744,634)           (732,781)       (9,953,843)
                                                                 ----------         -----------        ----------

       Net increase (decrease) in cash and cash equivalents         651,723          (1,514,516)          548,899
         Cash and cash equivalents at beginning of year             423,262           1,937,778         1,388,879
                                                                 ----------         -----------       -----------
         Cash and cash equivalents at end of year                $1,074,985            $423,262        $1,937,778
                                                                 ==========         ===========       ===========

       Supplemental disclosures of cash flow information:
          Cash paid during the period for interest               $9,410,407         $10,532,172       $14,525,188
                                                                 ==========         ===========       ===========

       Supplemental disclosures of non-cash investing
          and financing activities:
       See Notes 4 and 6 to Financial Statements

                            The accompanying notes are an integral part of these statements.
     /TABLE

                                     SB PARTNERS
                            Notes to Financial Statements
                          December 31, 1994, 1993 and 1992

     (1) Organization and Significant Accounting Policies

     SB Partners (the "Partnership) is a New York limited partnership which has been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:

     Basis of presentation -
     The accompanying financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred.

     Income taxes -
     Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.

     Capitalization, depreciation and amortization -
     Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:

          Buildings and improvements     5 to 50 years
          Furnishings                    5 to 7 years

     Real estate is carried at the lower of cost or net realizable value. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost over the term of the related lease.

     Recognition of gains (losses) on sales of real estate investments -Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and that certain other tests be met prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.

     Recognition of interest income and expense -
     Discounts on mortgage notes receivable and payable are amortized as interest income and expense, respectively, using the effective interest method.

     Net loss per unit -
     Net loss per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.

     Cash equivalents -
     For financial reporting purposes, the Partnership considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

     Allowance for possible loan losses -
     The Partnership periodically reviews its portfolio of mortgage notes receivable and related advances for amounts which may not be collectible, based on, among other things, estimates of the value of underlying collateral. During the years ended December 31, 1994, 1993 and 1992, the Partnership provided $ -0-, $128,651,and $1,833,597 for such possible losses, respectively, net of recoveries.

     Reclassifications -
     Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

     Joint Venture -
     The Partnership accounts for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow which are contained in the joint venture agreement, it recognizes income or loss to the extent of its allocable share of the change in the net assets of the joint venture.

     Mortgage financing -
     In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold title to the properties. In these limited partnerships, the Partnership holds a 99% limited partner interest, and an affiliate of the General Partner holds a 1% general partner interest as trustee for the Partnership.

     (2) Investment Management Agreement

     The Partnership has entered into a Management Agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

     For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $2,141,519, $1,960,552, and $2,023,052 for the years ended
     December 31, 1994, 1993 and 1992, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1994, 1993, and 1992.


     (3) Investments in Real Estate

     The following is the cost basis, and accumulated depreciation and valuation allowance of the real estate investments owned by the Partnership at December 31, 1994 and 1993.

                                No.of    Year of                             Carrying Amount
         Type                   Prop.  Acquisition    Description         1994            1993
     Residential properties     4      1978-91     1,564 Apt. units  $ 42,780,229     $ 64,242,418
     Shopping center            1      1981        240,821 Sq. Ft.     13,169,294       12,860,041
     Office buildings           3      1984-93     851,588 Sq. Ft.    105,854,517      103,999,123
     Undeveloped land           1      1978        13.9 Acres              44,387           44,387
     Developed land             1      1983        18.0 Acres               -                -
                                                                     ------------     ------------
                                                                      161,848,427      181,145,969
     Less: Accumulated depreciation and valuation allowance            45,595,714       44,396,664
                                                                     ------------     ------------
                                                                     $116,252,713     $136,749,305
                                                                     ============     ============

     (4) Real Estate Transactions

     In June 1994, the Partnership sold Woodlake Apartments for $22,055,000.
     In connection with the sale, the buyer assumed the existing first mortgage note in the amount of approximately $17,476,000 and the balance paid in cash. In July 1994, the Partnership reacquired Nob Hill Apartments for $700,000 cash, subject to existing liens secured by the property. The property was recorded at $6,803,000 which in addition to cash paid was the aggregate carrying amount of the liens, including those owned by the Partnership on the date of acquisition, net of a deferred gain of $5,179,000 and allowance for possible loan losses of $5,212,000. The junior liens owned by the Partnership were effectively extinguished. In December 1994, Nob Hill was sold for $7,400,000. The buyer assumed an existing first mortgage note of $5,873,000, and paid the balance in cash. The Partnership recognized net gains on sale of real estate investments of $6,859,000 for the year ended December 31, 1994.

     During 1993, the Partnership sold 400 Office Park for $500,000 all cash and recognized a loss on the sale of $71,655. Additionally, the Partnership reacquired Cherry Hill Office Center by credit bid of its mortgage after the borrower failed to perform under the terms of a bankruptcy court approved reorganization plan. The property was recorded at $3,722,248, representing the carrying value of its mortgage note receivable of $7,050,000, net of deferred gain of $3,327,752, which amount approximated the estimated market value on that date. Acquisition costs paid in cash were $9,896. There were no sales of real estate for the year ended December 31, 1992. Gain on sale of investments in real estate in 1992 relates to recognition of previously deferred gains of $125,263.

     The sales of Woodlake Apartments and Nob Hill Apartments, to the extent of the assumption of mortgage notes payable by the purchasers and the foreclosure of Cherry Hill, and the portion of the reacquisition of Nob Hill Apartments in exchange for mortgage notes receivable represent non-cash investing and financing activities and have been excluded from the statements of cash flow.


     (5) Mortgage and Other Notes Receivable

     During 1994, the Partnership reacquired Nob Hill Apartments and all of the junior liens owned were effectively extinguished (Refer to Note 4).
     During 1993, the Partnership sold its interest in a mortgage note for $725,000 to an affiliate of the borrower which had previously filed for protection from creditors under Chapter XI of the United States Bankruptcy Code.


     (6) Investment in Joint Venture

     During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement where the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor hold interests in the venture of 60% and 40%, respectively, and the Investor is entitled to a guaranteed return of 9.5% of its average investment, as defined in the joint venture agreement. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized. All significant matters affecting the joint venture require the unanimous consent of the venturers.

     The following are the condensed financial statements (000's omitted) of the joint venture as of and for the years ended December 31, 1994 and 1993 (See Note 1):

                                   BALANCE SHEETS


                                                  1994      1993       1992

     Investment in real estate, net             $20,532    $21,071    $20,472
     Other assets and liabilities, net              (61)        64      1,209
                                                -------    -------    -------
      Partners capital                          $20,471    $21,135    $21,681
                                                =======    =======    =======

                              STATEMENTS OF OPERATIONS


     Rent and other income                      $ 3,815   $ 3,357     $ 2,986
     Real estate operating expenses              (3,264)   (2,827)     (3,006)
                                                -------   -------     -------
      Net income (loss)                         $   551   $   530    ($    20)
                                                =======   =======     =======


     (7) Mortgage Notes Payable

     Mortgage notes payable consist of the following nonrecourse first liens:

                                                                                                           Net Carrying Amount
                                        Interest rate                       Annual                             December 31,
                     Original           -------------                       Installment   Amount Due          ------------
Property             Principal        Coupon  Effective    Maturity date    Payments      at Maturity      1994           1993
Holiday Park         $ 3,700,000          9%        9%     March 1, 1999    $  357,252    $3,494,467    $  3,624,412   $  3,654,219

Sahara Palms           8,614,000         10        10      October 1, 1997     888,626     8,413,634       8,473,981      8,513,061

Woodlake Village/
Redwood Village       17,717,000       9.75      9.75      December 1, 1997  1,787,127           ---           ---       17,509,857

Meadowwood            18,396,000        9.5       9.5      December 1, 1997  1,813,724    17,893,476      18,075,849     18,167,579

Nob Hill               6,200,000       10.5      10.5      August 1, 1997      680,760           ---           ---        5,933,929

International
Jewelry Center (a)    35,000,000       12.4      12.4      August, 2018      4,398,634           ---      33,898,519     33,898,519

Plantation Center
Shopping Plaza         7,725,000      10.25      16.5      November, 1995      813,540     6,792,691       6,575,433      6,333,562

1010 Market Street    42,000,000          8         8      August, 1997      3,698,173    42,000,000      41,169,351     41,556,975

Cherry Hill            2,900,000        9.5       9.5      September, 2000      39,261       436,233         436,233        436,233
                                                                                                        ------------   ------------
                                                                                                        $112,253,778   $136,003,934
                                                                                                        ============   ============

FN

a) Mortgage is currently in default, refer to Note 11.
/TABLE

     Principal payments including the accelerated maturity of the note secured by International Jewelry Center are due as follows: 1995-$41,070,100, 1996-$648,553, 1997-$66,580,909, 1998-$42,331, 1999-$3,475,652 and
     thereafter $436,233.

     (8) Fair Value of Financial Instruments

     The Partnership's financial instruments consist of mortgage notes receivable, mortgage notes payable and cash equivalents. For cash equivalents, their carrying amount is a reasonable estimate of fair value. The fair value of mortgage notes receivable (which are secured by liens on residential apartments) have been estimated by assessing the underlying value of the Partnership's investment in the collateral, which was equal to the mortgage notes receivable net carrying amount at December 31, 1993. The Partnership did not own any mortgage notes receivable at December 31, 1994. Mortgage notes payable have been valued by discounting future payments required under the terms of these obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral, and is estimated at $104,800,000 and $157,000,000 at December 31, 1994 and 1993, respectively.


     (9) Federal Income Tax Information

     A reconciliation of net loss for financial reporting purposes to net loss for Federal income tax reporting purposes is as follows:

                                                                                             For the Years Ended December 31,

                                                                                          1994             1993              1992
                                                                                 -----------      -----------       -----------
Net loss for financial reporting purposes                                        ($7,758,686)     ($8,977,994)      ($9,417,161)
Adjustment to net gains on sale of investments in real estate to reflect gains recognized in different periods under the installment and
  cost recovery methods                                                              360,131           13,939         1,812,820
Adjustment for provision for loan and reserves for real estate losses              4,161,531         (624,342)        2,543,597
Difference between tax and financial statement equity in net loss
  of joint venture                                                                   140,227         (103,555)          177,153
Adjustment for writedown of investments in real estate                                 -                 -            1,295,122
Adjustment to interest income to reflect amortization of discount on mortgage notes receivable for financial reporting purposes,
  net of imputed interest recognized for tax purposes                                  -              (43,864)          (43,864)
Adjustment to interest expense to reflect non-deductibility of interest and amortization of discount on mortgage notes payable recognized for
  financial reporting purposes                                                     3,635,561          300,777           265,790
Difference between tax and financial statement depreciation                       (5,135,849)      (5,691,378)       (5,408,799)
Net change in accrual entries not recorded on tax basis and
  prior tax adjustments                                                              754,969         (319,168)          (17,837)
                                                                                 -----------    -------------      -------------
Net loss for Federal income tax reporting purposes                               ($3,842,116)    ($15,445,585)     ($ 8,793,179)
                                                                                 ===========    =============      =============

Net loss per weighted average limited partnership unit for
  Federal income tax reporting purposes:
    Net ordinary loss per unit of Partnership interest                           ($    1,333)   ($      2,078)     ($     1,384)
    Average Capital (Sec.1231) gain per unit of
      Partnership Interest                                                               838               86               250
                                                                                 -----------    -------------      ------------
                                                                                 ($      495)   ($      1,992)     ($     1,134)
                                                                                 ===========    =============      ============
Weighted average number of units of limited partnership interest
  outstanding                                                                          7,753            7,753             7,753
                                                                                 ===========    =============      ============
/TABLE

     As of December 31, 1994 and 1993, the tax bases of the Partnership's assets and liabilities amounted to $96,877,000 and $130,463,000 of assets, and $117,639,000 and $147,383,000 of liabilities, respectively.

     (10)  Property Management Services

     Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1994, 1993 and 1992, billings to the Partnership amounted to $2,207,425, $2,509,414, and $2,887,155, respectively, and are included in real estate operating expenses.

     (11)  Commitments and Contingencies

     During 1993, the Partnership stopped making regular monthly payments of debt service to its lender on the mortgage note secured by the International Jewelry Center. In the interim, the Partnership has paid available cash flow from the building to the lender under an informal agreement. In November 1993, the lender declared the loan in default and subsequent to December 31, 1994 filed a Notice of Default and Election to Sell. It is presently uncertain whether the Partnership will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial to it. Accordingly, the Partnership has recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994 which amount reduces the carrying amount of the property and related assets to the carrying amount of all liabilities associated with the property.

     The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and operations.

     The Partnership has secured irrevocable letters of credit in the amount of approximately $1,000,000 which primarily serve as additional collateral securing certain financing.

     The Partnership has incurred cash flow losses from operations in recent years. Office markets where the Registrant owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and higher risks of tenant failure. This has resulted in revenues that have been insufficient to pay for operating expenses, debt service and required capital expenditures at those properties. The Partnership has historically covered the cash flow deficits of these commercial properties with cash flow from its residential and other commercial properties, proceeds from secured and unsecured financing, and sales and joint venturing of real estate properties.

     The general partner projects that it will be able to generate sufficient cash flow to cover the deficits at these properties in 1995.


     (12) Commercial Operating Leases

     Minimum future rentals on noncancelable commercial operating leases in respect of space leased by the Partnership to occupancy tenants for each of the five succeeding fiscal years are as follows: 1995 -$13,171,579, 1996 - $11,509,819, 1997 - $8,908,456, 1998 - $7,101,471, 1999 -
     $5,511,025 and thereafter $12,711,347. The minimum rentals received on noncancelable commercial operating leases for the year ended December 31, 1994 was $12,886,929.

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       DECEMBER 31, 1994
                      Column A                    Column B                  Column C                     Column D
                                                                                Initial Cost to the Registrant
                                                                                                    Costs Capitalized
                                                                         Buildings and                Subsequent to

                     Description                Encumbrances     Land     Improvements     Total       Acquisition
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Las Vegas (Sahara Palms)                 $8,473,981   $1,604,919    $9,010,416   $10,615,335        $1,637,084
         Reno (Meadow Wood)                       18,075,849    2,466,311    19,057,859    21,524,170         3,613,916
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)            3,624,412      458,344     4,043,352     4,501,696           509,260
         Orlando (Villa Cordova)                        -          30,456       370,284       400,740            22,415
                                                ------------  -----------  ------------  ------------       -----------
                                                  30,174,242    4,560,030    32,481,911    37,041,941         5,782,675
                                                ------------  -----------  ------------  ------------       -----------
      SHOPPING CENTER
         Plantation (Plantation
            Shopping Center)                       6,575,433    1,510,714     9,668,665    11,179,379         1,989,915
                                                ------------  -----------  ------------  ------------       -----------
      OFFICE BUILDINGS
        California -
         Los Angeles (Int'l Jewelry Center)       33,898,519         -       47,489,120    47,489,120         6,856,240
        Missouri -
         St Louis (1010 Market Street)            41,169,351    6,978,673    37,251,102    44,229,775         3,217,048
        New Jersey -
         Cherry Hill (Cherry Hill Office Park)       436,233      647,867     3,163,115     3,810,982           251,352
                                                ------------  -----------  ------------  ------------       -----------
                                                  75,504,103    7,626,540    87,903,337    95,529,877        10,324,640
                                                ------------  -----------  ------------  ------------       -----------
                                                $112,253,778  $13,697,284  $130,053,913  $143,751,197       $18,097,230
                                                ============  ===========  ============  ============       ===========
     /TABLE

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
       DECEMBER 31, 1994

                      Column A                                   Column E                        Column F

                                                               Gross amount at which Carried    Accumulated
                                                                      at End of Year
                                                                       (Notes a & c)           Depreciation
                                                                                               and Valuation

                                                               Buildings and                      Allowance
                     Description                    Land       Improvements        Total       (Notes b & d)
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Las Vegas (Sahara Palms)                  $1,604,919    $10,647,500     $12,252,419       $4,345,003
         Reno (Meadow Wood)                         2,466,311     22,671,775      25,138,086        9,396,390
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)               458,344      4,552,612       5,010,956          703,236
         Orlando (Villa Cordova)                       30,456        392,699         423,155          294,059
                                                  -----------   ------------    ------------      -----------
                                                    4,560,030     38,264,586      42,824,616       14,738,688
                                                  -----------   ------------    ------------      -----------
      SHOPPING CENTER
         Plantation (Plantation
            Shopping Center)                        1,510,714     11,658,580      13,169,294        4,568,150
                                                  -----------   ------------    ------------      -----------
      OFFICE BUILDINGS
        California -
         Los Angeles (Int'l Jewelry Center)             -         54,345,360      54,345,360       16,089,016
        Missouri -
         St Louis (1010 Market Street)              6,978,673     40,468,150      47,446,823       10,079,918
        New Jersey -
         Cherry Hill (Cherry Hill Office Park)        647,867      3,414,467       4,062,334          119,942
                                                  -----------   ------------    ------------      -----------
                                                    7,626,540     98,227,977     105,854,517       26,288,876
                                                  -----------   ------------    ------------      -----------
                                                  $13,697,284   $148,151,143    $161,848,427      $45,595,714
                                                  ===========   ============    ============      ===========
     /TABLE

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
       DECEMBER 31, 1994

                      Column A                    Column G      Column H        Column I

                                                                             Life on which
                                                                            Depreciation in
                                                                            Latest Statement

                                                  Date of         Date       of Operations
                     Description                Construction    Acquired      is Computed
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Las Vegas (Sahara Palms)                   1978        May 1983     5 to 30 years
         Reno (Meadow Wood)                     1974 - 1977     May 1983     5 to 30 years
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)                         Jan 1991    7 to 27.5 years
         Orlando (Villa Cordova)                    1974      March 1978      7 to 31 years



      SHOPPING CENTER
         Plantation (Plantation
            Shopping Center)                        1980       July 1981     5 to 40 years

      OFFICE BUILDINGS
        California -
         Los Angeles (Int'l Jewelry Center)         1982        Nov 1984     15 to 50 years
        Missouri -
         St Louis (1010 Market Street)              1982        Nov 1984     5 to 50 years
        New Jersey -
         Cherry Hill (Cherry Hill Office Park)      1970       Sept 1993        40 years

     /TABLE


         NOTES TO SCHEDULE III:

                                                            1994            1993            1992
                                                            ----            ----            ----
      (a)Reconciliation of amounts shown in Column E:


           Balance at beginning of year                 $181,145,969    $175,788,025    $196,219,532
                                                        ------------    ------------    ------------
           Additions -
             Acquisitions of real estate                   6,803,413       3,810,982          -
             Cost of improvements and adjustments          2,636,253       2,177,609       1,650,928
                                                        ------------    ------------    ------------
                 Total additions                           9,439,666       5,988,591       1,650,928
                                                        ------------    ------------    ------------
           Deductions -
             Writedown of investment in real estate                           -            1,295,122
             Contribution of property to
               60% owned joint venture                                        -           20,787,313
             Sale of property                             28,737,208         630,647          -
                                                        ------------    ------------    ------------
                 Total deductions                         28,737,208         630,647      22,082,435
                                                        ------------    ------------    ------------
           Balance at end of year                       $161,848,427    $181,145,969    $175,788,025
                                                        ============    ============    ============

      (b)Reconciliation of amounts shown in Column F:

           Balance at beginning of year                  $44,396,664     $39,718,856     $36,909,052

           Additions -

             Depreciation expense for year                 4,819,525       4,758,739       4,911,127
             Reserve for real estate loss                  4,161,531          -               -

           Deductions -
             Accumulated depreciation on property
               contributed to 60% owned joint venture         -               -            2,101,323
             Accumulated depreciation on sold property     7,782,006          80,931          -
                                                        -------------   ------------    ------------
           Balance at end of year                        $45,595,714     $44,396,664     $39,718,856
                                                        ============    ============    ============
      (c)Aggregate cost basis for Federal
           income tax reporting purposes                $170,642,020    $192,210,382    $186,020,919
                                                        ============    ============    ============
      (d)Accumulated depreciation for Federal
           income tax reporting purposes                 $93,789,347     $98,904,491     $88,627,587
                                                        ============    ============    ============
     /TABLE

       SB PARTNERS

       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

       DECEMBER 31, 1994

       Column A         Column B          Column C    Column D    Column E


                                                      Periodic
                                           Final       Payment     Balloon
      Description   Coupon   Effective Maturity Date    Terms      Payment

        NONE        NONE       NONE        NONE        NONE        NONE


       SB PARTNERS

       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CONTINUED

       DECEMBER 31, 1994



       Column A         Column F          Column G    Column H    Column I

                       Prior Liens
                       Underlying                                 Carrying
                      Mortgages on          Face                  Amount of
                       Wraparound        Amount of    Deferred    Mortgages
      Description    Mortgage Notes      Mortgages      Gain    (Notes a & b)

        NONE             NONE              NONE        NONE        NONE

      NOTES TO SCHEDULE IV:
                                                          1994            1993           1992
      (a)Reconciliation of the carrying amount of
         mortgages:

           Balance at beginning of year                $10,446,709    $14,790,514     $27,614,370
                                                       -----------    -----------     -----------

           Advances secured by
             junior liens                                  -              803,433         640,524
           Recognition of
             deferred gains                                -                -             125,263
           Amortization of discount                        -                -               1,142
                                                       -----------    -----------     -----------
                 Total additions                           -              803,433         766,929
                                                       -----------    -----------     -----------

           Principal payments received                     -              725,000      13,290,785
           Other decreases in
             mortgage notes                                -                -             300,000

           Application of loan loss
             allowance to note extinguished                -            1,503,422          -
           Net carrying amount
             recorded as the basis
             of property on reacquisition               10,446,709      2,918,816          -
                                                       -----------    -----------     -----------
                 Total deductions                       10,446,709      5,147,238      13,590,785
                                                       -----------    -----------     -----------
           Balance at end of year                          -          $10,446,709     $14,790,514
                                                       ===========    ===========     ===========

      (b)Reconciliation of carrying amount shown in schedule to carrying amounts reported in financial statements:


                                                          1994            1993           1992

           As shown in schedule                            -          $10,446,709     $14,790,514

           Add: Other note receivable                      -                -             300,000

           Less: Allowance for possible
                    loan losses                            -           (4,512,780)     (5,083,597)
                                                       -----------    -----------     -----------
           Net carrying amount in
                   financial statements                    -           $5,933,929     $10,006,917
                                                       ===========    ===========     ===========
     /TABLE