Form 10-Q
period 1995-03-31
SB PARTNERS
filed 1995-05-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended   March 31, 1995               Commission File Number  0-8952
                  ------------------                                     ------

                             SB PARTNERS
- -------------------------------------------------------------------------------

           New York                                        13-6294787
- --------------------------------                       ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification Number)



666 Fifth Avenue             N.Y., N.Y.                      10103
- ---------------------------------------                ------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (212) 408-2900
                                                       ------------------------



   1290 Avenue of the Americas,   New York , N.Y. 10104
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).
                                 Not Applicable

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Balance Sheets
                 March 31, 1995 and December 31, 1994               1

         Statements of Operations
                 For the three months ended March 31, 1995
                 and 1994                                           2

         Statements of Cash Flows
                 For the three months ended March 31, 1995
                 and 1994                                           3

         Statements of Changes in Partners' Capital
                 For the years ended December 31, 1994 and 1993
                 and three months ended March 31, 1995              4

         Notes to Financial Statements                              5 -  6

         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7 - 11


Part II  Other Information                                          12

                                                     SB PARTNERS
                                               (a limited partnership)

                                                   BALANCE SHEETS
                                          March 31, 1995 (Not Audited) and
                December 31, 1994 (Audited, but not covered by the report of independent accountants)
                                                                                  March 31,           December 31,

                                                                                    1995                  1994
  Assets:
    Investments -
      Real Estate, at cost
      Land                                                                        $ 13,697,284         $ 13,697,284
      Buildings, furnishings and improvements                                      148,600,719          148,151,143
      Less - accumulated depreciation and valuation allowance                      (46,696,346)         (45,595,714)
                                                                                  ------------         ------------
                                                                                   115,601,657          116,252,713

      Investment in joint venture                                                   11,034,950           11,133,621
                                                                                  ------------         ------------
                                                                                   126,636,607          127,386,334
    Other assets-
     Cash and cash equivalents                                                         875,025            1,074,985
     Accounts receivable, accrued interest and other                                 6,596,251            6,776,434
                                                                                  ------------         ------------
                Total assets                                                      $134,107,883         $135,237,753
                                                                                  ============         ============

  Liabilities:
     Mortgage notes payable, net of unamortized discount
      of $ 218,741 and $310,904 respectively                                      $112,171,839         $112,253,778
     Accounts payable and accrued expenses                                           7,965,813            7,179,185

     Tenants security deposits                                                       1,217,894            1,186,880
                                                                                  ------------         ------------
             Total liabilities                                                     121,355,546          120,619,843
                                                                                  ------------         ------------

  Partners' Capital:
  Units of partnership interest without par value;
     Limited partner - 7,753 units                                                  12,769,128           14,634,460
     General partner - 1 unit                                                          (16,791)             (16,550)
                                                                                  ------------         ------------
                                                                                    12,752,337           14,617,910
                                                                                  ------------         ------------

           Total liabilities & partners' capital                                  $134,107,883         $135,237,753
                                                                                  ============         ============

                        The accompanying notes are an integral part of these balance sheets.

                                           SB PARTNERS
                                     (a limited partnership)

                              STATEMENTS OF OPERATIONS (Not Audited)
                                                                     For the Three Months Ended
                                                                              March 31,
                                                                          1995           1994
  Revenues:
  Rental income                                                        $5,667,084     $6,497,442
  Interest on mortgage notes receivable                                         0        247,500
  Interest on short-term investments                                       20,118         15,086
  Other                                                                   214,580        178,786
                                                                      -----------    -----------
                           Total revenues                               5,901,782      6,938,814
                                                                      -----------    -----------

  Expenses
  Interest on mortgage notes payable                                    2,871,374      3,456,387
  Real estate operating expenses                                        2,547,298      3,059,630
  Depreciation and amortization                                         1,194,551      1,328,434
  Real estate taxes                                                       496,933        650,578
  Management fees                                                         483,717        531,770
  Other                                                                   127,809        224,315
                                                                      -----------    -----------
                           Total expenses                               7,721,682      9,251,114
                                                                      -----------    -----------

                             Loss from operations                      (1,819,900)    (2,312,300)

  Equity in net loss of joint venture                                     (45,673)      (204,787)
                                                                      -----------    -----------

  Net loss                                                             (1,865,573)    (2,517,087)
      Loss allocated to general partner                                      (241)          (325)
                                                                      -----------    -----------

      Loss allocated to limited partners                              ($1,865,332)   ($2,516,762)
                                                                      ===========    ===========

  Net Loss Per Unit of Limited Partnership Interest:
      Net Loss                                                           ($240.59)      ($324.62)
                                                                      ===========    ===========
      Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                                   7,753          7,753
                                                                      ===========    ===========


                 The accompanying notes are an integral part of these statements.

                                                         SB PARTNERS
                                                  (a limited partnership)

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                For the three months ended March 31, 1995 (Not Audited) and for the years ended December 31, 1994 and 1993 (Audited, but not covered by the report of independent public accountants)


  Limited Partners:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated
                                                  Number       Amount       Distributions       Earnings          Total
  Balance, December 31, 1992                       7,753    $119,968,973     ($97,728,323)       $9,128,331    $31,368,981
   Net loss for the period                           -           -                -              (8,976,836)    (8,976,836)
                                                   -----    ------------     ------------       -----------    -----------
  Balance, December 31, 1993                       7,753     119,968,973      (97,728,323)          151,495     22,392,145
   Net loss for the period                           -           -                -              (7,757,685)    (7,757,685)
                                                   -----    ------------     ------------       -----------    -----------
  Balance, December 31, 1994                       7,753     119,968,973      (97,728,323)       (7,606,190)    14,634,460
   Net loss for the period                           -           -                -              (1,865,332)    (1,865,332)
                                                   -----    ------------     ------------       -----------    -----------

  Balance, March 31, 1995                          7,753    $119,968,973     ($97,728,323)      ($9,471,522)   $12,769,128
                                                   =====    ============     ============       ===========    ===========

  General Partner:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated
                                                  Number       Amount       Distributions       Earnings            Total
  Balance, December 31, 1992                         1           $10,000         ($24,559)           $  168       ($14,391)
   Net loss for the period                           -              -                -               (1,158)        (1,158)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1993                         1            10,000          (24,559)             (990)       (15,549)
   Net loss for the period                           -              -                -               (1,001)        (1,001)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1994                         1            10,000          (24,559)           (1,991)       (16,550)
   Net loss for the period                           -           -                -                    (241)          (241)
                                                   -----         -------         --------           -------       --------

  Balance, March 31, 1995                            1           $10,000         ($24,559)          ($2,232)      ($16,791)
                                                   =====         =======         ========           =======       ========

                              The accompanying notes are an integral part of these statements.

                                             SB PARTNERS
                                       (a limited partnership)

                                STATEMENTS OF CASH FLOWS (Not Audited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                             1995           1994

  Cash Flows From Operating Activities:
  Net Loss                                                               ($1,865,573)    ($2,517,087)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
     Equity in net loss of joint venture                                      45,673         204,787
     Depreciation and amortization                                         1,194,551       1,328,434
     Amortization of discount on mortgage notes payable                       92,163          80,567
     Decrease (increase) in other assets                                      86,264        (251,870)
     Increase in other liabilities                                           817,642       1,934,321
                                                                         -----------     -----------
      Net cash provided by operating activities                              370,720         779,152
                                                                         -----------     -----------

  Cash Flows From Investing Activities:
     Capital additions to real estate                                       (449,576)       (680,047)
     Payments and distributions received from joint venture                   52,998               0
     Additional advances under guarantees                                          0          98,882
                                                                         -----------     -----------
      Net cash used in investing activities                                 (396,578)       (581,165)
                                                                         -----------     -----------

  Cash Flows From Financing Activities:
     Principal payments on mortgage notes payable                           (174,102)       (194,334)
                                                                         -----------     -----------

      Net cash used in financing activities                                 (174,102)       (194,334)
                                                                         -----------     -----------

  Net increase (decrease) in cash and cash equivalents                      (199,960)          3,653
    Cash and cash equivalents at beginning of period                       1,074,985         423,262
                                                                         -----------     -----------

    Cash and cash equivalents at end of period                              $875,025        $426,915
                                                                         ===========     ===========


  Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                             $2,001,166      $2,588,973
                                                                         ===========     ===========

                   The accompanying notes are an intregal part of these statements.

                                  SB PARTNERS
                            (a limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                   -----------------------------------------

(1)      Accounting and Financial Reporting
         ----------------------------------

                 The financial statements included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim
         periods.   Certain information and footnote disclosures normally
         included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to make them comparable with the current year presentation.

                 The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for a full year.

(2)      Commitments and Contingencies
         -----------------------------

                 The Registrant has secured irrevocable letters of credit of approximately $1,038,000 which primarily serve as additional collateral securing certain financing, and utility and tenant security deposit bonds.

(3)      Other Matters
         -------------

                 During 1993, the Partnership stopped making regular monthly payments of debt service to its lender on the mortgage note secured by the International Jewelry Center. In the interim, the Partnership has paid available cash flow from the building to the lender under an informal agreement. In November 1993, the lender declared the loan in default and on March 3, 1995, filed a Notice of Default and Election to Sell. It is presently uncertain whether the Partnership will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial to it. (Please refer also to the Liquidity and Capital Resources section of the Management Discussion and Analysis.)

         The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      THREE  MONTHS ENDED MARCH 31, 1995

General
- -------

         The financial statements as of and for the three month period ended March 31, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures. The financial statements as of and for the three month period ended March 31, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures.

         Total income for the three months ended March 31, 1995 decreased $977,000 to approximately $5,902,000 from approximately $6,879,000 for the three months ended March 31, 1994, and the net loss decreased $651,000 to approximately $1,866,000 for the three months ended March 31, 1995 compared to a loss of approximately $2,517,000 for the three months ended March 31, 1994.

         Changes in total income and net loss are in part attributable to the sale of Woodlake Village/Redwood Village and the reacquisition and sale of Nob Hill Apartments during 1994.


Holiday Park Apartments
- -----------------------

         Total revenues for the three months ended March 31, 1995 decreased $4,000 to $265,000 from $269,000 for the three months ended March 31, 1994. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1995 increased $31,000 to $41,000 from the net loss of $10,000 for the three months ended March 31, 1994.

         The increase in net loss is primarily due the decrease in revenues of $4,000, an increase in repair and maintenance costs of $11,000, and an increase in payroll and related costs of $7,000.


Meadow Wood Apartments
- ----------------------

         Total revenues for the three months ended March 31, 1995 increased $59,000 to $1,121,000 from $1,062,000 for the three months ended March 31, 1994. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1995 increased $1,000 to $6,000 from the net loss of $5,000 for the three months ended March 31, 1994.

         The increase in revenues of $59,000 is primarily the result of a stronger apartment market, as evidenced by increases in rental rates implemented at the property during the past year. The revenue increase was offset by increases in operating expenses, primarily increases in repairs and maintenance of $20,000, and utilities of $14,000.


Sahara Palms Apartments
- -----------------------

         Total revenues for the three months ended March 31, 1995 increased $15,000 to $510,000 from $495,000 for the three months ended March 31, 1994. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1995 increased $16,000 to $46,000 from the net loss of $30,000 for the three months ended March 31, 1994.

         The increase in revenues of $15,000 is primarily the result of rental increases at the property. The rental increases were more than offset by increased operating expenses, primarily increases in repairs and maintenance of $15,000, and payroll and related costs of $5,000.


International Jewelry Center
- ----------------------------

         Total revenues for the three months ended March 31, 1995 increased $19,000 to $1,669,000 from $1,650,000 for the three months ended March 31, 1994. Net loss for the three months ended March 31, 1995 decreased $18,000 to $792,000 from the net loss of $810,000 for the three months ended March 31, 1994.

         The increase in total revenues was primarily due to an increase in the property occupancy rate from 67% in the first quarter of 1994 as compared with 70% in the first quarter of 1995. The net loss decreased $18,000 as a result of keeping overall expenses at their 1994 levels while experiencing increased occupancy at the property.


Plantation Shopping Center
- --------------------------

         Total revenues for the three months ended March 31, 1995 increased $83,000 to $397,000 from $314,000 for the three months ended March 31, 1994. Net loss for the for three months ended March 31, 1995 decreased $246,000 to $94,000 from the net loss of $340,000 for the three months ended March 31, 1994.

         The increase in revenues is primarily due to increases in rental rates negotiated on new and renewal leases at the property, increasing revenues $50,000, to increased occupancy at the property which increased income $13,000, and to increased escalation income of $20,000. In addition to the increase in total revenues, legal fees totalling $85,000 which were incurred in connection with a tenant collection matter in 1994 and contributed to the net loss in that year, were not incurred in 1995. The decrease in net loss is also attributable to a decrease in losses due to uncollectible accounts of $60,000.


1010 Market Street
- ------------------

         Total revenues for the three months ended March 31, 1995 increased $58,000 to $1,496,000 from $1,438,000 for the three months ended March 31, 1994. Net loss for the three months ended March 31, 1995 decreased $65,000 to $150,000 from the net loss of $215,000 for the three months ended March 31, 1994.

         The increase in revenues is primarily due to increases in rental rates negotiated on new and renewal leases at the property, increasing revenues $50,000. The decrease in net loss is due to the increased revenues and a decrease in interest expense of $7,000.


Cherry Hill Office Center
- -------------------------

         Total revenues for the three months ended March 31, 1995 decreased $39,000 to $343,000 from $382,000 for the three months ended March 31, 1994. Net income for the three months ended March 31, 1995 decreased $38,000 to $55,000 from the net income of $93,000 for the three months ended March 31, 1994.

         The decrease in revenues and net income is primarily due to increased vacancies, $21,000, and decreased average base rental of renewal and restructured leases, $12,000, while total operating expenses decreased marginally reflecting the decreased occupancy.


Mortgage Notes Receivable Portfolio
- -----------------------------------

         Interest income from the mortgage notes receivable portfolio decreased to $-0- for the three months ended March 31, 1995 as compared with $247,000 for the three month period ended March 31, 1994. The decrease was caused by the reacquisition of Nob Hill Apartments in July, 1994, eliminating mortgages receivable from the Partnership's portfolio of investments.

Investment in Joint Venture
- ---------------------------

         Equity in loss of joint venture for the three months ended March 31, 1995 decreased $159,000 to $46,000 from $205,000 for the three months ended March 31, 1994.

         The decrease in the loss was primarily due to an increase in the property occupancy rate from 81% in the first quarter of 1994 as compared with 91% in the first quarter of 1995. The increase in occupancy resulted in an increase in revenues of $134,000. In addition, a decrease in utilities expense of $22,000 was attributable to the milder winter experienced in 1995 as compared with 1994.


Liquidity and Capital Resources
- -------------------------------

         As of March 31, 1995, the Registrant had cash and cash equivalents of $875,000 in addition to $1,005,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $498,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1994.

         Debt at March 31, 1995 consisted of approximately $112 million of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant. The mortgage note secured by Plantation Shopping Center, $6,793,000, is scheduled to mature in the last quarter of 1995. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $446,000 for the last three fiscal quarters of 1995. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest.

         As of March 31, 1995, the Registrant has issued irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for 1010 Market Street office building. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

         Cash flow from the Registrant's apartment properties has been stable and in certain cases increasing moderately, reflecting an improvement in many apartment submarkets. Cash flow from all sources is projected to be sufficient to cover operating, financing and improvement costs in the near future at such properties. Office markets where the Registrant owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. Terms of new and renewals of existing leases are being made that are significantly more in favor of tenants with reduced rental rates, periods of free or reduced rent and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues have in recent years, for certain properties, been insufficient to cover operating costs, tenant improvement costs and other capital expenditures and scheduled debt service payments. Funds generated from other sources, including, but not limited to, sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties. The Registrant projects that it will be able to generate sufficient cash flow from all sources to meet working capital requirements in 1995.

Due to the impact of the conditions discussed above and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993. The lender filed a Notice of Default and Election to Sell on March 3, 1995. It is uncertain whether the Registrant will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial to it.

                          PART II - OTHER INFORMATION




           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                                  (a)      Exhibits
                                           None

                                  (b)      Reports on Form 8-K
                                           None

                                  All other item numbers are omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           SB PARTNERS
                                           -----------------------------------
                                           (Registrant)



                                  By:      SB PARTNERS REAL ESTATE CORPORATION
                                           -----------------------------------
                                           General Partner







Dated: May 12, 1995               By:      /s/ John H. Streicker
                                           -----------------------------------
                                           John H. Streicker
                                           President



Dated: May 12, 1995               By:      /s/ Elizabeth B. Longo
                                           -----------------------------------
                                           Elizabeth B. Longo
                                           Chief Financial Officer



Dated: May 12, 1995               By:      /s/ George N. Tietjen
                                           -----------------------------------
                                           George N. Tietjen  III
                                           Vice President and Controller