Form 10-Q
period 1995-06-30
SB PARTNERS
filed 1995-08-10
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended    June 30, 1995               Commission File Number  0-8952
                  ------------------                                     ------

                             SB PARTNERS
-------------------------------------------------------------------------------

           New York                                    13-6294787
--------------------------------                   ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                      10103
---------------------------------------                ------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (212) 408-2900
                                                       ------------------------


                                          NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

                                  SB PARTNERS

                                     INDEX



Part I Financial Information

    Balance Sheets
         June 30, 1995 and December 31, 1994                    1

    Statements of Operations
         For the three and six months ended June 30, 1995
         and 1994                                               2

    Statements of Cash Flows
         For the six months ended June 30, 1995
         and 1994                                               3

    Statements of Changes in Partners' Capital
         For the years ended December 31, 1994 and 1993
         and six months ended June 30, 1995                     4

    Notes to Financial Statements                               5 -  6

    Managements' Discussion and Analysis of
         Financial Condition and Results of Operations          7 - 14


Part II  Other Information                                      15

                                                     SB PARTNERS
                                               (a limited partnership)

                                                   BALANCE SHEETS
                                           June 30, 1995 (Not Audited) and
                December 31, 1994 (Audited, but not covered by the report of independent accountants)
                                                                                   June 30,           December 31,
                                                                                    1995                  1994
  Assets:
    Investments -
      Real Estate, at cost
      Land                                                                        $ 13,697,284         $ 13,697,284
      Buildings, furnishings and improvements                                      149,292,880          148,151,143
      Less - accumulated depreciation and valuation allowance                      (47,802,087)         (45,595,714)
                                                                                  ------------         ------------
                                                                                   115,188,077          116,252,713

      Investment in joint venture                                                   10,953,213           11,133,621

                                                                                  ------------         ------------
                                                                                   126,141,290          127,386,334
    Other assets-
     Cash and cash equivalents                                                         332,880            1,074,985
     Accounts receivable, accrued interest and other                                 6,536,581            6,776,434
                                                                                  ------------         ------------
                Total assets                                                      $133,010,751         $135,237,753
                                                                                  ============         ============

  Liabilities:
     Mortgage notes payable, net of unamortized discount
      of $122,415 and $310,904, respectively                                      $112,094,475         $112,253,778
     Accounts payable and accrued expenses                                           8,647,590            7,179,185

     Tenants' security deposits                                                      1,243,281            1,186,880
                                                                                  ------------         ------------
             Total liabilities                                                     121,985,346          120,619,843
                                                                                  ------------         ------------

  Partners' Capital:
  Units of partnership interest without par value;
     Limited partner - 7,753 units                                                  11,042,418           14,634,460
     General partner - 1 unit                                                          (17,013)             (16,550)
                                                                                  ------------         ------------
                                                                                    11,025,405           14,617,910
                                                                                  ------------         ------------

           Total liabilities & partners' capital                                  $133,010,751         $135,237,753
                                                                                  ============         ============

                        The accompanying notes are an integral part of these balance sheets.

                                                    SB PARTNERS
                                              (a limited partnership)

                                        STATEMENTS OF OPERATIONS (Unaudited)

                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                   Ended June 30,
                                                          ---------------------          -------------------------

                                                           1995           1994              1995           1994
                                                        -----------    ----------       -----------    -----------
 Revenues:
 Rental income                                           $5,619,631   $6,021,531        $11,286,715    $12,458,723
 Interest on mortgage notes receivable                            0      249,334                  0        496,834
 Interest on short-term investments                           8,706       77,902             28,824         92,988
 Other                                                      117,061      180,491            331,641        359,277
                                                        -----------   -----------       -----------    -----------
           Total revenues                                 5,745,398    6,529,258         11,647,180     13,407,822
                                                        -----------   -----------       -----------    -----------


 Expenses:
 Interest on mortgage notes payable                       2,873,632    3,331,763          5,745,006      6,788,150
 Real estate operating expenses                           2,567,535    2,974,472          5,114,833      5,973,852
 Depreciation and amortization                            1,198,667    1,263,500          2,393,218      2,591,934
 Real estate taxes                                          462,387      581,383            959,320      1,231,961
 Management fees                                            486,387      512,779            970,104      1,044,549
 Other                                                      179,758      129,762            307,567        354,077
                                                        -----------   -----------       -----------    -----------
           Total expenses                                 7,768,366    8,793,659         15,490,048     17,984,523
                                                        -----------   -----------       -----------    -----------
           Income (loss) from operations                 (2,022,968)  (2,264,401)        (3,842,868)    (4,576,701)

 Equity in net income (loss) of joint venture               296,036     (108,319)           250,363       (313,106)


 Gain on sale of investments in real estate                       0    6,441,898                  0      6,441,898
                                                        -----------   -----------       -----------    -----------
 Net Income (loss)                                       (1,726,932)   4,069,178         (3,592,505)     1,552,091
    Income (loss) allocated to general partner                 (223)         525               (463)           200
                                                        -----------   -----------       -----------    -----------
    Income (loss) allocated to limited partners         ($1,726,709)  $4,068,653        ($3,592,042)    $1,551,891
                                                        ===========   ===========       ===========    ===========

 Net Income (Loss) Per Unit of Limited Partnership Interest:
    Net income (loss)                                      ($222.71)     $524.78           ($463.31)       $200.17
                                                        ============   ==========       ===========    ===========

    Weighted Average Number of Units of Limited
       Partnership Interest Outstanding                       7,753        7,753              7,753          7,753
                                                         ===========   ==========       ===========     ==========

                          The accompanying notes are an integral part of these statements.

                                                         SB PARTNERS
                                                  (a limited partnership)

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  For the six months ended June 30, 1995 (Not Audited) and
 for the years ended December 31, 1994 and 1993 (Audited, but not covered by the report of independent public accountants)


  Limited Partners:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated
                                                  Number       Amount       Distributions       Earnings          Total
  Balance, December 31, 1992                       7,753    $119,968,973     ($97,728,323)       $9,128,331    $31,368,981
   Net loss for the period                           -           -                -              (8,976,836)    (8,976,836)
                                                   -----    ------------     ------------       -----------    -----------
  Balance, December 31, 1993                       7,753     119,968,973      (97,728,323)          151,495     22,392,145
   Net loss for the period                           -           -                -              (7,757,685)    (7,757,685)

                                                   -----    ------------     ------------       -----------    -----------
  Balance, December 31, 1994                       7,753     119,968,973      (97,728,323)       (7,606,190)    14,634,460
   Net loss for the period                           -           -                -              (3,592,042)    (3,592,042)
                                                   -----    ------------     ------------       -----------    -----------

  Balance, June 30, 1995                           7,753    $119,968,973     ($97,728,323)     ($11,198,232)   $11,042,418
                                                   =====    ============     ============       ===========    ===========


  General Partner:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated

                                                  Number       Amount       Distributions       Earnings          Total

  Balance, December 31, 1992                         1           $10,000         ($24,559)             $168       ($14,391)
   Net loss for the period                           -           -                -                  (1,158)        (1,158)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1993                         1            10,000          (24,559)             (990)       (15,549)
   Net loss for the period                           -           -                -                  (1,001)        (1,001)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1994                         1            10,000          (24,559)           (1,991)       (16,550)
   Net loss for the period                           -           -                -                    (463)          (463)
                                                   -----         -------         --------           -------       --------


  Balance, June 30, 1995                             1           $10,000         ($24,559)          ($2,454)      ($17,013)
                                                   =====         =======         ========           =======       ========

                              The accompanying notes are an integral part of these statements.

                                             SB PARTNERS
                                       (a limited partnership)

                                STATEMENTS OF CASH FLOWS (Not Audited)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                             1995           1994

  Cash Flows From Operating Activities:
  Net Income (Loss)                                                      ($3,592,505)     $1,552,091
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Gain on sale of investment in real estate                                     0      (6,441,898)
     Equity in net (income) loss of joint venture                           (250,363)        313,106
     Depreciation and amortization                                         2,393,218       2,591,934
     Amortization of discount on mortgage notes payable                      188,488         164,747
     Decrease (increase) in other assets                                      53,009         (66,527)
     Increase in other liabilities                                         1,524,806       2,171,238
                                                                         -----------     -----------

      Net cash provided by operating activities                              316,653         284,691
                                                                         -----------     -----------

  Cash Flows From Investing Activities:
     Proceeds from sale of real estate                                             0       4,337,423
     Capital additions to real estate                                     (1,141,737)     (1,391,604)
     Payments and distributions received from joint venture                  430,771               0
     Additional advances under guarantees                                          0        (113,651)
                                                                         -----------     -----------
      Net cash provided by (used in) investing activities                   (710,966)      2,832,168
                                                                         -----------     -----------

  Cash Flows From Financing Activities:

     Principal payments on mortgage notes payable                           (347,792)       (382,240)
                                                                         -----------     -----------
      Net cash used in financing activities                                 (347,792)       (382,240)
                                                                         -----------     -----------

  Net increase (decrease) in cash and cash equivalents                      (742,105)      2,734,619
    Cash and cash equivalents at beginning of period                       1,074,985         423,262
                                                                         -----------     -----------

    Cash and cash equivalents at end of period                            $  332,880      $3,157,881
                                                                         ===========     ===========



  Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                             $4,018,476      $5,074,576
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

         The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Commitments and Contingencies
    -----------------------------

         The Registrant has secured irrevocable letters of credit of approximately $1,038,000 which primarily serve as additional collateral securing financing for the 1010 Market Street office building.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1995
                    ----------------------------------------

    General
    -------

         The financial statements as of and for the three and six months ended June 30, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures. The financial statements as of and for the three and six months ended June 30, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures.

         Total revenues for the three months ended June 30, 1995 decreased $784,000 to approximately $5,745,000 from approximately $6,529,000 for the three months ended June 30, 1994. Net income decreased $5,796,000 to a loss of approximately $1,727,000 from net income after gain on sale of investments in real estate of approximately $4,069,000 for the three months ended June 30, 1994.

         Total revenues for the six months ended June 30, 1995 decreased $1,761,000 to approximately $11,647,000 from approximately $13,408,000 for the six months ended June 30, 1994. Net income decreased $5,144,000 to a loss of approximately $3,593,000 from net income after sale of investments in real estate of approximately $1,552,000 for the six months ended June 30, 1994.

         Changes in total income and net loss are in part attributable to the sale of Woodlake Village/Redwood Village in June of 1994, and the reacquisition and sale of Nob Hill Apartments during 1994.


    Holiday Park Apartments
    -----------------------

         Total revenues for the three months ended June 30, 1995 decreased $3,000 to $266,000 from $269,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1995 increased $10,000 to $29,000 from the net loss of $19,000 for the three months ended June 30, 1994. The increase in net loss is primarily due to the decrease in revenues and an increase of repairs and maintenance costs of $8,000.

         Total revenues for the six months ended June 30, 1995 decreased $7,000 to $531,000 from $538,000 for the six months ended June 30, 1994. Net loss after depreciation and mortgage interest expense increased $40,000 to $70,000 from $30,000 for the six months ended June 30, 1994. The increase in net loss was primarily due the decrease in revenues and increases in repair and maintenance costs of $15,000, and an increase in apartment turnover costs of $6,000.

    Meadow Wood Apartments
    ----------------------

         Total revenues for the three months ended June 30, 1995 increased $59,000 to $1,106,000 from $1,047,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1995 decreased $65,000 to $7,000 from $72,000 for the three months ended June 30, 1994. The increase in revenues and decrease in net loss are primarily a result of a strong apartment market as evidenced by increases in rental rates implemented at the property during the past year which increased revenues by $32,000, and decreases in vacancies which increased revenues by $24,000.

         Total revenues for the six months ended June 30, 1995 increased $119,000 to $2,227,000 from $2,108,000 for the six months ended June 30,
    1994. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 1995 decreased $63,000 to $14,000 from $77,000 for the six months ended June 30, 1994. The increase in revenues is the result of increased rental rates implemented at the property, which increased revenues by $84,000, and decreased vacancies, which increased revenues by $30,000. The decrease in net loss is a result of the increased revenues offset by increases in property operating costs, primarily increases in repairs and maintenance of $21,000, in utilities of $19,000, and in payroll and related costs of $8,000.

    Sahara Palms Apartments
    -----------------------

         Total revenues for the three months ended June 30, 1995 increased $11,000 to $501,000 from $490,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1995 decreased $14,000 to $40,000 from $54,000 for the three months ended June 30, 1994. The increase in revenues is due to the implementation of rental increases at the property which increased revenues by $22,000, but were partially offset by slight increases in vacancies and credit losses totalling $11,000. The decrease in net loss was due to the increase in revenues and a decrease in operating expenses, primarily a decrease in payroll and related expenses of $5,000.

         Total revenues for the six months ended June 30, 1995 increased $26,000 to $1,011,000 from $985,000 for the six months ended June 30, 1994.
    Net loss after depreciation and mortgage interest expense increased $2,000 to $86,000 from $84,000 for the six months ended June 30, 1994. The increase in revenues is primarily due to rental increases at the property which increased revenues by $43,000, but were partially offset by slight increases in vacancy and credit losses of $18,000. The increase in net loss was the result of increased operating expenses, primarily increased repairs and maintenance costs of $10,000, offset by the increases in revenues.


    International Jewelry Center
    ----------------------------

         Total revenues for the three months ended June 30, 1995 increased $188,000 to $1,794,000 from $1,606,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1995 decreased $135,000 to $659,000 from $794,000 for the three months ended June 30, 1994. The increase in revenues is primarily due to an increase in rental rates on new and renewal leases, increasing income $129,000, and increased average occupancy rates which increased income $67,000. The increase in revenue was partially offset by increased operating costs, primarily increases in professional fees of $28,000, security costs of $20,000, and payroll and related costs of $11,000.

         Total revenues for the six months ended June 30, 1995 increased $198,000 to $3,453,000 from $3,255,000 for the six months ended June 30,
    1994. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 1995 decreased $128,000 to $1,476,000 from $1,604,000 for the six months ended June 30, 1994. The increase in revenues is due to increases in rental rates on new and renewal leases, which increased income $139,000, and increases in average occupancy rates which increased income $130,000. These increases were partially offset by decreases in miscellaneous income of $59,000, and escalation income of $11,000. The increased revenues were partially offset by increased costs, primarily an increase in depreciation expense of $139,000, payroll and related costs of $56,000, and an increase in security costs of $25,000, offset by decreases in real estate tax expense of $69,000, janitorial expense of $44,000, repairs and maintenance of $19,000, and insurance expense of $17,000.

    Plantation Shopping Center
    --------------------------

         Total revenues for the three months ended June 30, 1995 increased $41,000 to $367,000 from $326,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1995 decreased $254,000 to $132,000 from $386,000 for the three months ended June 30, 1994. The increase in revenues was primarily due to an increase in escalation income of $50,000. The decrease in net loss was due to the increase in revenues and a decrease in operating expenses, primarily professional fees of $80,000 and real estate taxes of $18,000, and a decrease in interest expense of $41,000.

         Total revenues for the six month ended June 30, 1995 increased $96,000 to $764,000 from $668,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 1995 decreased $304,000 to 227,000 from $531,000 for the six months ended June 30, 1994. The increased revenues were primarily the result of an increase in escalation income of $55,000 and an increase in rental rates at the property which increased revenues $25,000. The decrease in net loss was due to increased revenues and a decrease in professional fees of $165,000. The legal fees incurred in the prior year were incurred in connection with a tenant collection matter which has since been resolved.


    1010 Market Street
    ------------------

         Total revenues for the three months ended June 30, 1995 decreased $17,000 to $1,429,000 from $1,446,000 for the three months ended June 30, 1994. Net loss after depreciation and mortgage interest expense decreased $210,000 to $180,000 from $390,000 for the three months ended June 30, 1994. The decrease in revenues was primarily due to a decrease in rental rates negotiated on new and renewal leases at the property, which reduced revenues by $39,000, offset by an increase in miscellaneous income of $21,000. The decrease in net loss was primarily due to decreases in depreciation expense of $107,000, interest expense of $104,000 and repairs and maintenance of $17,000, which were offset by the decreased revenue.

         Total revenues for the six months ended June 30, 1995 increased $6,000 to $2,925,000 from $2,919,000 for the six months ended June 30, 1994. Net loss after depreciation and mortgage interest expense decreased $229,000 to $330,000 from $559,000 for the six months ended June 30, 1994. The increase in revenues was due to increases in rental rates at the property which increased revenues $24,000, an increase in real estate tax income of $17,000, and an increase of $6,000 in miscellaneous income, which were partially offset by a decrease of $24,000 in escalation income, and a decrease in average occupancy which reduced income $18,000. The decrease in net loss was primarily due to the increased revenue and decreases in depreciation expense of $160,000, janitorial expense of $30,000, interest expense of $16,000, and utilities of $11,000.


    Cherry Hill Office Center
    -------------------------

         Total revenues for the three months ended June 30, 1995 decreased $66,000 to $324,000 from $390,000 for the three months ended June 30, 1994. Net income decreased $29,000 to $15,000 from $44,000 for the three months ended June 30, 1994. The decrease in revenues was primarily due to a decrease in average occupancy of 8.9% from 78.4% to 69.5%, which decreased revenues by $41,000, a decrease in rental rates offered on new and renewal leases at the property which decreased revenues by $12,000, and a decrease in escalations of $5,000. The decrease in net income was due to the decrease in revenues and an increase in repairs and maintenance of $14,000, offset by decreases in other operating expenses, primarily a decrease in real estate taxes of $50,000.

         Total revenues for the six months ended June 30, 1995 decreased $103,000 to $667,000 from $770,000 for the six months ended June 30, 1994.
    Net income for the six months ended June 30, 1995 decreased $62,000 to $71,000 from $133,000 for the six months ended June 30, 1994. The decrease in revenues was primarily due to a decrease in average occupancy of 7.8% from 80.3% to 72.5%, which reduced income by $84,000, and a decrease in escalation income of $11,000. The decrease in net income was due to the decrease in revenues, offset by decreases in other operating expenses, primarily a decrease in real estate taxes of $46,000.

    Mortgage Notes Receivable Portfolio
    -----------------------------------

         Interest income from the mortgage notes receivable portfolio decreased to $-0- for the three months ended June 30, 1995 as compared with $249,000 for the three months ended June 30, 1994.

         Interest income from the mortgages receivable portfolio decreased to $-0- for the six months ended June 30, 1995 as compared to $496,000 for the six months ended June 30, 1994.

         The decrease was caused by the reacquisition of Nob Hill Apartments in July, 1994.

    Investment in Joint Venture
    ---------------------------

         Equity in net income (loss) of joint venture for the three months ended June 30, 1995 increased $404,000 to income of $296,000 from a loss of $108,000 for the three months ended June 30, 1994. The increase in net income is primarily due to a significant increase in the property occupancy rate of 8% to 93% at June 30, 1995 as compared to 85% at June 30, 1994.

         Equity in net income (loss) of joint venture for the six months ended June 30, 1995 increased $563,000 to income of $250,000 from a net loss of $313,000 for the six months ended June 30, 1994. Revenue at the property increased $234,000 due to the increase in occupancy and $86,000 due to rental increases implemented at the property during the last year, while expenses were virtually unchanged from the preceding year.


    Liquidity and Capital Resources
    -------------------------------

         As of June 30, 1995, the Registrant had cash and cash equivalents of $333,000 in addition to $1,313,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $732,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1994.

         Debt at June 30, 1995 consisted of approximately $112,100,000 of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant. The mortgage note secured by Plantation Shopping Center in the amount of $6,793,000 is scheduled to mature in the last quarter of 1995. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $300,000 for the last two fiscal quarters of 1995. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest.

         As of June 30, 1995, the Registrant has issued irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for the 1010 Market Street office building. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

         Cash flow from the Registrant's apartments properties has been stable and in certain cases increasing moderately, reflecting an improvement in many apartment submarkets. Cash flow from all sources is projected to be sufficient to cover operating, financing and improvement costs in the near future at such properties. Office markets where the Registrant owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. New leases and renewals of existing leases are being made on terms that are significantly more in favor of tenants, with reduced rental rates, periods of free or reduced rent, and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues have, in recent years, for certain properties, been insufficient to cover operating costs, tenant improvement costs and other capital expenditures and scheduled debt service payments. Funds generated from other sources, including, but not limited to, sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties. The Registrant projects that it will be able to generate sufficient cash flow from all sources to meet working capital requirements in 1995, although it anticipates postponing the payment of management fees during the third and early part of the fourth quarter to cover a possible temporary shortfall caused by capital improvements to one of the properties. The fees will be paid as cash from all sources becomes available to do so.

         Due to the impact of the conditions discussed above and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building . The loan was declared in fault by the lender in November 1993. The lender filed a Notice of Default and Election to Sell on March 3, 1995. It is uncertain whether the Registrant will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial. The Registrant recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994 in connection with this property.

                          PART II - OTHER INFORMATION




           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

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






                                  SB PARTNERS
                                  -------------------------------
                                  (Registrant)



                              By: SB PARTNERS REAL ESTATE CORPORATION
                                  -----------------------------------
                                  General Partner







Dated: August 8, 1995         By: /s/ John H. Streicker
                                  -------------------------------
                                  John H. Streicker
                                  President



Dated: August 8, 1995         By: /s/ Elizabeth B. Longo
                                  -------------------------------
                                  Elizabeth B. Longo
                                  Chief Financial Officer



Dated: August 8, 1995         By: /s/ George N. Tietjen
                                  -------------------------------
                                  George N. Tietjen  III
                                  Vice President and Controller