Form 10-Q
period 1995-09-30
SB PARTNERS
filed 1995-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 1995             Commission File Number  0-8952
                  ------------------                                     ------

                             SB PARTNERS
-------------------------------------------------------------------------------

           New York                                    13-6294787
--------------------------------                   ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                      10103
---------------------------------------                ------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (212) 408-2900
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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Balance Sheets
                 September 30, 1995 and December 31, 1994              1

         Statements of Operations
                 For the three and nine months ended September 30,
                 1995 and 1994                                         2

         Statements of Cash Flows
                 For the nine months ended September 30, 1995
                 and 1994                                              3

         Statements of Changes in Partners' Capital
                 For the years ended December 31, 1994 and 1993
                 and nine months ended September 30, 1995              4

         Notes to Financial Statements                                 5 -  6

         Managements' Discussion and Analysis of
                 Financial Condition and Results of Operations         7 - 14


Part II  Other Information                                             15

                                                     SB PARTNERS
                                               (a limited partnership)

                                                   BALANCE SHEETS
                                         September 30, 1995 (Not Audited) and
                December 31, 1994 (Audited, but not covered by the report of independent accountants)
                                                                                September 30,         December 31,

                                                                                    1995                  1994
  Assets:
    Investments -
      Real Estate, at cost
      Land                                                                        $ 13,697,284         $ 13,697,284
      Buildings, furnishings and improvements                                      150,131,429          148,151,143
      Less - accumulated depreciation and valuation allowance                      (48,902,520)         (45,595,714)
                                                                                  ------------         ------------
                                                                                   114,926,193          116,252,713

      Investment in joint venture                                                   10,890,002           11,133,621
                                                                                  ------------         ------------
                                                                                   125,816,195          127,386,334
    Other assets-
     Cash and cash equivalents                                                         608,288            1,074,985
     Accounts receivable, accrued interest and other                                 6,691,543            6,776,434
                                                                                  ------------         ------------
                Total assets                                                      $133,116,026         $135,237,753
                                                                                  ============         ============

  Liabilities:
     Mortgage notes payable, net of unamortized discount
      of $21,661 and $310,904, respectively                                       $112,017,486         $112,253,778
     Accounts payable and accrued expenses                                          10,629,565            7,179,185
     Tenants' security deposits                                                      1,330,434            1,186,880
                                                                                  ------------         ------------
             Total liabilities                                                     123,977,485          120,619,843
                                                                                  ------------         ------------

  Partners' Capital:
  Units of partnership interest without par value;
     Limited partner - 7,753 units                                                   9,155,798           14,634,460
     General partner - 1 unit                                                          (17,257)             (16,550)
                                                                                  ------------         ------------
                                                                                     9,138,541           14,617,910
                                                                                  ------------         ------------

           Total liabilities & partners' capital                                  $133,116,026         $135,237,753
                                                                                  ============         ============

                        The accompanying notes are an integral part of these balance sheets.

                                                     SB PARTNERS
                                               (a limited partnership)

                                         STATEMENTS OF OPERATIONS (Unaudited)

                                                        For the Three Months Ended            For the Nine Months
                                                               September 30,                  Ended September 30,
                                                           ---------------------           -------------------------

                                                           1995            1994               1995           1994
                                                        -----------     ----------        -----------    -----------
 Revenues:
 Rental income                                           $5,528,258     $5,447,145        $16,814,973    $17,358,908
 Interest on mortgage notes receivable                            0              0                  0        496,834
 Interest on short-term investments                           3,230         13,156             32,054        106,144
 Other                                                      153,558        428,055            485,199      1,334,292
                                                        -----------    -----------        -----------    -----------
           Total revenues                                 5,685,046      5,888,356         17,332,226     19,296,178
                                                        -----------    -----------        -----------    -----------


 Expenses:
 Interest on mortgage notes payable                       2,911,148      3,055,004          8,656,154      9,843,154
 Real estate operating expenses                           2,720,011      3,295,360          7,834,844      9,269,212
 Depreciation and amortization                            1,192,966      1,192,907          3,586,184      3,784,841
 Real estate taxes                                          490,251        618,271          1,449,571      1,850,232
 Management fees                                            487,463        537,173          1,457,567      1,581,722
 Other                                                       51,180        141,318            358,747        495,395
                                                        -----------    -----------        -----------    -----------
           Total expenses                                 7,853,019      8,840,033         23,343,067     26,824,556
                                                        -----------    -----------        -----------    -----------
           Loss from operations                          (2,167,973)    (2,951,677)        (6,010,841)    (7,528,378)

 Equity in net income (loss) of joint venture               281,109        (75,719)           531,472       (388,825)

 Gain on sale of investments in real estate                       0              0                  0      6,441,898
                                                        -----------    -----------        -----------    -----------
 Net Loss                                                (1,886,864)    (3,027,396)        (5,479,369)    (1,475,305)
    Loss allocated to general partner                          (243)          (390)              (707)          (190)
                                                        -----------    -----------        -----------    -----------
    Loss allocated to limited partners                  ($1,886,621)   ($3,027,006)       ($5,478,662)   ($1,475,115)
                                                        ===========    ===========        ===========    ===========

 Net Loss Per Unit of Limited Partnership Interest:
    Net Loss                                                ($243.34)     ($390.43)          ($706.65)      ($190.26)
                                                        ============   ===========        ===========    ===========

    Weighted Average Number of Units of Limited
       Partnership Interest Outstanding                        7,753         7,753              7,753          7,753
                                                         ===========   ===========        ===========     ==========

                           The accompanying notes are an integral part of these statements.

                                                         SB PARTNERS
                                                  (a limited partnership)

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                               For the nine months ended September 30, 1995 (Not Audited) and for the years ended December 31, 1994 and 1993 (Audited, but not covered by the report of independent public accountants)


  Limited Partners:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated
                                                  Number       Amount       Distributions       Earnings          Total
  Balance, December 31, 1992                       7,753    $119,968,973     ($97,728,323)       $9,128,331    $31,368,981
   Net loss for the period                           -           -                -              (8,976,836)    (8,976,836)
                                                   -----    ------------     ------------      ------------    -----------
  Balance, December 31, 1993                       7,753     119,968,973      (97,728,323)          151,495     22,392,145
   Net loss for the period                           -           -                -              (7,757,685)    (7,757,685)
                                                   -----    ------------     ------------      ------------    -----------
  Balance, December 31, 1994                       7,753     119,968,973      (97,728,323)       (7,606,190)    14,634,460
   Net loss for the period                           -           -                -              (5,478,662)    (5,478,662)
                                                   -----    ------------     ------------      ------------    -----------

  Balance, September 30, 1995                      7,753    $119,968,973     ($97,728,323)     ($13,084,852)    $9,155,798
                                                   =====    ============     ============      ============    ===========


  General Partner:
                                                         Units of
                                                        Partnership           Cumulative
                                                         Interest                Cash          Accumulated

                                                  Number       Amount       Distributions       Earnings          Total

  Balance, December 31, 1992                         1           $10,000         ($24,559)             $168       ($14,391)
   Net loss for the period                           -              -                -               (1,158)        (1,158)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1993                         1            10,000          (24,559)             (990)       (15,549)
   Net loss for the period                           -              -                -               (1,001)        (1,001)
                                                   -----         -------         --------           -------       --------
  Balance, December 31, 1994                         1            10,000          (24,559)           (1,991)       (16,550)
   Net loss for the period                           -              -                -                 (707)          (707)
                                                   -----         -------         --------           -------       --------

  Balance, September 30, 1995                        1           $10,000         ($24,559)          ($2,698)      ($17,257)
                                                   =====         =======         ========           =======       ========

                              The accompanying notes are an integral part of these statements.

                                             SB PARTNERS
                                       (a limited partnership)

                                STATEMENTS OF CASH FLOWS (Not Audited)

                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                             1995           1994

  Cash Flows From Operating Activities:
  Net Loss                                                               ($5,479,369)    ($1,475,305)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Gain on sale of investment in real estate                                     0      (6,441,898)
     Equity in net (income) loss of joint venture                           (531,472)        388,825
     Depreciation and amortization                                         3,586,184       3,784,841
     Amortization of discount on mortgage notes payable                      289,243         252,777
     Decrease (increase) in other assets                                    (194,487)        663,102
     Increase in other liabilities                                         3,593,934       3,618,777
                                                                         -----------     -----------

      Net cash provided by operating activities                            1,264,033         791,119
                                                                         -----------     -----------

  Cash Flows From (Used In) Investing Activities:
     Proceeds from sale of real estate                                             0       3,578,075
     Cash paid on real estate acquisition                                          0        (710,384)
     Capital additions to real estate                                     (1,980,286)     (1,930,391)
     Payments and distributions received from joint venture                  775,091               0
     Additional advances under guarantees                                          0        (113,651)
                                                                         -----------     -----------
      Net cash provided by (used in) investing activities                 (1,205,195)        823,649
                                                                         -----------     -----------


  Cash Flows Used In Financing Activities:
     Principal payments on mortgage notes payable                           (525,535)       (560,721)
                                                                         -----------     -----------
      Net cash used in financing activities                                 (525,535)       (560,721)
                                                                         -----------     -----------

  Net increase (decrease) in cash and cash equivalents                      (466,697)      1,054,047
    Cash and cash equivalents at beginning of period                       1,074,985         423,262
                                                                         -----------     -----------

    Cash and cash equivalents at end of period                            $  608,288      $1,477,309
                                                                         ===========     ===========


  Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                             $6,058,623      $7,109,714
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

                 The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                ----------------------------------------------

         General
         -------

                 The financial statements as of and for the three and nine months ended September 30, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures. The financial statements for the three and nine months ended September 30, 1994 reflect the operations of three office properties, one shopping center, four residential garden apartment properties and two joint ventures, although one of the apartment properties was sold in June, 1994.

                 Total revenues for the three months ended September 30, 1995 decreased $203,000 to approximately $5,685,000 from approximately $5,888,000 for the three months ended September 30, 1994. Net loss for the three months ended September 30, 1995 decreased $1,140,000 to approximately $1,887,000 from a net loss of $3,027,000 for the three months ended September 30, 1994.

                 Total revenues for the nine months ended September 30, 1995 decreased $1,964,000 to approximately $17,332,000 from approximately $19,296,000 for the nine months ended September 30, 1994. Net loss for the nine months ended September 30, 1995 increased $4,004,000 to approximately $5,479,000 from a net loss of approximately $1,475,000 for the nine months ended September 30, 1994. Net loss for the nine months ended September 30, 1994 included a gain on sale of investment in real estate of approximately $6,442,000.

                 Changes in total revenues and net loss are in part attributable to the sale of Woodlake Village/Redwood Village in June of 1994, and the reacquisition and sale of Nob Hill Apartments during 1994.


         Holiday Park Apartments
         -----------------------

                 Total revenues for the three months ended September 30, 1995 remained unchanged from the total revenues of $265,000 for the three months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1995 decreased $2,000 to $35,000 from the net loss of $37,000 for the three months ended September 30, 1994. The decrease in net loss was primarily due to a decrease in payroll and related costs of $4,000 partially offset by minor increases in other costs.

                 Total revenues for the nine months ended September 30, 1995 decreased $7,000 to $796,000 from $803,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 increased $38,000 to $105,000 from a net loss of $67,000 for the nine months ended September 30, 1994. The increase in net loss was primarily due to the decreased revenue and increases in repairs and maintenance costs of $19,000, utilities of $3,000 and insurance of $3,000.


         Meadow Wood Apartments
         ----------------------

                 Total revenues for the three months ended September 30, 1995 increased $4,000 to $1,104,000 from $1,100,000 for the three months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 decreased $50,000 to $21,000 from the net loss of $71,000 for the three months ended September 30, 1994. The increase in revenues is primarily due to the implementation of increased rental rates at the property. The decrease in net loss is primarily due to the increased revenues and decreases in repairs and maintenance costs of $19,000, utilities expense of $13,000, administrative expenses of $7,000, and professional fees of $4,000.

                 Total revenues for the nine months ended September 30, 1995 increased $122,000 to $3,330,000 from $3,208,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 decreased $113,000 to $35,000 from a net loss of $148,000 for the nine months ended September 30, 1994. The increase in revenues and decrease in net loss are primarily the result of a strong apartment market as evidenced by increases in rental rates implemented at the property during the last year which increased revenues by $101,000, and increased occupancy which increased revenues by $20,000, partially offset by an increase in payroll and related costs of $7,000.


         Sahara Palms Apartments
         -----------------------

                 Total revenues for the three months ended September 30, 1995 decreased $11,000 to $487,000 from $498,000 for the three months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1995 increased $15,000 to $73,000 from $58,000 for the three months ended September 30, 1994. The decrease in total revenues is primarily due to an increase in concessions allowed to tenants which decreased revenues $7,000, and a decrease in incidental income of $3,000. The decrease in net loss is primarily due to the decrease in revenues and an increase in advertising and promotion expense of $6,000.

                 Total revenue for the nine months ended September 30, 1995 increased $16,000 to $1,498,000 from $1,482,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 increased $17,000 to $159,000 from a net loss of $142,000 for the nine months ended September 30, 1994. The increase in revenue is primarily due to rental increases implemented at the property during the year. The increase in net loss is primarily due to increases in repairs and maintenance costs of $9,000, advertising and promotion costs of $7,000, insurance expense of $3,000, and real estate taxes of $2,000.


         International Jewelry Center
         ----------------------------

                 Total revenues for the three months ended September 30, 1995 increased $58,000 to $1,702,000 from $1,644,000 for the three months ended September 30, 1994. Net loss for the three months ended September 30, 1995 decreased $21,000 to $840,000 from $861,000 for the three months ended September 30, 1994. The increase in revenues is primarily due to increased occupancy at the property which increased revenues $75,000, and increases in rental rates charged at the property which increased revenues $73,000. These increases were partially offset by decreases in escalation income of $65,000 and other income of $24,000. The decrease in net loss was primarily due to the increased revenue for the period, partially offset by an increase in overall expenses of $62,000, which was primarily due to an increase in janitorial expense of $75,000.

                 Total revenues for the nine months ended September 30, 1995 increased $256,000 to $5,155,000 from $4,899,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 decreased $124,000 to $2,341,000 from $2,465,000 for the nine months ended September 30, 1994. The increase in total revenues was primarily due to a significant increase of 7% in average occupancy to 71% for the nine months ended September 30, 1995 from 64% for the comparable period in 1994. The increased occupancy added $422,000 to total revenues, which was partially offset by decreases in escalation income of $79,000 and other income of $87,000. The decrease in net loss was primarily due to the increase in revenues, partially offset by increased depreciation expense of $209,000, which was partially offset by decreases in operating expenses totalling approximately $77,000.

                 During 1993, the Partnership stopped making regular monthly payments of debt service to its lender on the mortgage note secured by the International Jewelry Center. In the interim, the Partnership has paid available cash flow from the building to the lender under an informal agreement. In November 1993, the lender declared the loan in default and on March 3, 1995, filed a Notice of Default and Election to Sell. It is presently uncertain whether the Partnership will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial to it. (Please refer also to Footnote 3 of the accompanying financial statements.)


         Plantation Shopping Center
         --------------------------

                 Total revenues for the three months ended September 30, 1995 increased $51,000 to $334,000 from $283,000 for the three months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1995 decreased $148,000 to $176,000 from $324,000 for the three months ended September 30, 1994. The increase in total revenues was primarily due to increases in rental rates at the property which increased revenues $75,000, but was partially offset by decreases in escalation income of $31,000. The decrease in net loss is primarily due to the increase in revenues, and decreases in professional fees expense of $61,000.

                 Total revenue for the nine months ended September 30, 1995 increased $147,000 to $1,098,000 from $951,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 decreased $452,000 to $403,000 from $855,000 for the nine months ended September 30, 1994. The increase in total revenues was primarily due to increases in rental rates charged at the property which increased revenues $100,000, increases in average occupancy which increased income $13,000, and increases in escalation income which increased income $26,000. The decrease in net loss is primarily due to the increased revenues, and decreases in professional fees expense of $225,000 and real estate taxes of $55,000. Legal fees incurred in the prior year pertained to a tenant collection matter which has since been resolved.

         1010 Market Street
         ------------------

                 Total revenues for the three months ended September 30, 1995 increased $62,000 to 1,447,000 from $1,385,000 for the three months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1995 decreased $186,000 to $199,000 from $384,000 for the three months ended September 30, 1994. The increase in revenues was primarily due to increases in rental rates charged at the property which increased income $39,000, and increases in miscellaneous income of $22,000. The decrease net loss was primarily due to the increase in revenues, and decreases in depreciation expense of $104,000 and utilities expense of $13,000.

                 Total revenue for the nine months ended September 30, 1995 increased $68,000 to $4,372,000 from $4,304,000 for the nine months ended September 30, 1994. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1995 decreased $415,000 to $528,000 from $943,000 for the nine months ended September 30, 1994. The increase in revenues was primarily due to increases in rental rates charged at the property which increased income $42,000, and increases in miscellaneous income of $28,000. The decrease in net loss was primarily due to the increase in revenues, and decreases in depreciation expense of $270,000, utilities expense of $25,000, janitorial expense of $21,000, and repairs and maintenance of $20,000.


         Cherry Hill Office Center
         -------------------------

                 Total revenues for the three months ended September 30, 1995 decreased $20,000 to $342,000 from $362,000 for the three months ended September 30, 1994. Net income after depreciation and mortgage interest expense decreased $58,000 to $12,000 from $70,000 for the three months ended September 30, 1994. The decrease in revenues was primarily due to a decrease in average occupancy of 5% to 73% for the quarter ended September 30, 1995 from 78% for the comparable period in 1994. The decrease in net income was primarily due to the decreased revenues and increased utilities expense of $28,000.

                 Total revenues for the nine months ended September 30, 1995 decreased $123,000 to $1,009,000 from $1,132,000 for the nine months ended September 30, 1994. Net income after depreciation and mortgage interest expense decreased $120,000 to $83,000 from $203,000 for the nine months ended September 30, 1994. The decrease in total revenues was primarily due to decreases in base rent charged to tenants which decreased revenues by $93,000, decreased occupancy which decreased revenues $18,000, and decreased escalation income of $12,000. The decrease in net income is directly attributable to the decreased revenues as overall expenses remained relatively constant while the revenues decreased.





<PAGE 12>
         Mortgage Notes Receivable Portfolio
         -----------------------------------

                 There was no interest income from the mortgage receivable portfolio in the quarter ended September 30, 1995 or 1994.

                 Interest income from the mortgages receivable portfolio for the nine months ended September 30, 1995 decreased to $-0- from $497,000 for the nine months ended September 30, 1994.

                 The decreases were caused by the reacquisition of Nob Hill Apartments in July, 1994.


         Investment in Joint Venture
         ---------------------------

                 Equity in net income (loss) of joint venture for the three months ended September 30, 1995 increased $357,000 to income of $281,000 from a loss of $76,000 for the three months ended September 30, 1994. The increase in net income is primarily due to increased occupancy rates of approximately 6% to approximately 95% during the quarter ended September 30, 1995 from approximately 89% during the quarter ended September 30, 1994. In addition to increased occupancy, increases in base rentals charged to tenants accounted for $92,000 of the increase in net income.

                 Equity in net income (loss) of joint venture for the nine months ended September 30, 1995 increased $920,000 to income of $531,000 from a net loss of $389,000 for the three months ended September 30, 1994. The increase in net income was primarily due to increases in average occupancy of approximately 7% to approximately 93% during the nine months ended September 30, 1995 from 86% during the nine months ended September 30, 1994. In addition to increased occupancy, increases in base rentals charged to tenants accounted for $178,000 of the increase in net income.


         Liquidity and Capital Resources
         -------------------------------

                 As of September 30, 1995, the Registrant had cash and cash equivalents of $608,000 in addition to $1,419,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $351,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1994.

                 Debt at September 30, 1995 consisted of approximately $112,000,000 of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant. The holder of the mortgage note secured by Plantation Shopping Center in the amount of $6,793,000 has extended the maturity of the loan from October 31 to December 31, 1995. The Registrant has entered into negotiations to sell the property, although there can be no assurances that such a sale will close prior to the extended maturity, or at all. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $100,000 for the last fiscal quarter of 1995. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest.

                 As of September 30, 1995, the Registrant has issued irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for 1010 Market Street office building. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

                 Cash flow from the Registrant's apartment properties has been stable and in certain cases increasing moderately, reflecting an improvement in many apartment submarkets. Cash flow from all sources is projected to be sufficient to cover operating, financing and improvement costs in the near future at such properties. Office markets where the Registrant owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. New leases and renewals of existing leases are being made on terms that are significantly more in favor of tenants with reduced rental rates, periods of free or reduced rent, and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues have in recent years, for certain properties, been insufficient to cover operating costs, tenant improvement costs and other capital expenditures and scheduled debt service payments. Funds generated from other sources, including, but not limited to, sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties. The Registrant projects that it will be able to generate sufficient cash flow from all sources to meet working capital requirements in 1995.





      14                  Due to the impact of the conditions discussed above
                 and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993. The lender filed a Notice of Default and Election to Sell on March 3, 1995. It is uncertain whether the Registrant will be able to successfully continue to hold the property or obtain some other resolution that would be beneficial to it. The Registrant recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994 in connection with this property.

                          PART II - OTHER INFORMATION




           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

                                  (a)      Exhibits
                                           None

                                  (b)      Reports on Form 8-K
                                           None

                                  All other item numbers are not submitted because they are not applicable.

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






                                           SB PARTNERS
                                           -----------------------------------
                                           (Registrant)



                                  By:      SB PARTNERS REAL ESTATE CORPORATION
                                           -----------------------------------
                                           General Partner







Dated: November 10, 1995          By:      /s/ John H. Streicker
                                           -----------------------------------
                                           John H. Streicker
                                           President



Dated: November 10, 1995          By:      /s/ Elizabeth B. Longo
                                           -----------------------------------
                                           Elizabeth B. Longo
                                           Chief Financial Officer



Dated: November 10, 1995          By:      /s/ George N. Tietjen
                                           -----------------------------------
                                           George N. Tietjen  III
                                           First Vice President/Controller