Form 10-K
period 1995-12-31
SB PARTNERS
filed 1996-04-09
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995 Commission file number  0-8952


                                     SB Partners
     --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
     New York                                                        13-6294787
     --------------------------------------------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)

     666 Fifth Avenue, N.Y., N.Y.                                         10103
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

                                   Not Applicable


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

                                        None

                                       PART I

     ITEM 1.  BUSINESS

     Description of SB Partners (the "Registrant")

     The Registrant is an existing New York limited partnership, which has been engaged in acquiring, operating and holding for investment a varying portfolio of real properties since April, 1971. The Registrant's initial public offering was in 1971. In 1973, 1978, 1980, 1982 and 1985, the
     Registrant sold additional limited partnership interests. As of December 31, 1995, the Registrant owned a shopping center in Plantation, Florida; office buildings in St. Louis, Missouri, Cherry Hill, New Jersey and Los Angeles, California; and apartment projects in Holiday, Florida, and Reno, Nevada. In addition, the Registrant owned an undivided 10% interest in an apartment project in Orlando, Florida, a 60% interest in an apartment project in Atlanta, Georgia, and 13.9 acres of land in Holiday, Florida.

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

     The Registrant incurred losses before gain or loss on sale of investments in real estate during each year of its existence, except for calendar years 1982, 1987, and 1988. The accumulated tax losses and accumulated financial statement losses before gain on sale of investments in real estate as of December 31, 1995 were $135,241,735, and $103,377,677, respectively. The accumulated tax gains and the accumulated financial statement gains on sale of investments in real estate as of December 31, 1995, were $104,849,671 and $92,426,216,respectively. Aggregate cash distributions made to partners as of December 31, 1995 were $97,752,882. Refer to the Registrant's 1995 Annual Audited Financial Statements, which are contained in this annual report on Form 10-K, Note 9 of Notes to Financial Statements, for a reconciliation of net loss for financial reporting purposes to net loss for Federal income tax reporting purposes for each of the three years in the period ended December 31, 1995.

     Recent Developments and Real Estate Investment Factors

     Numerous events which have affected the real estate industry over the last decade including significant changes in federal income tax legislation, stricter government regulations with respect to lending practices of banking and savings and loan institutions, the Resolution Trust Corporation's administration and disposition of billions of dollars of real estate, and overbuilding in many markets have had a significant negative impact on the value and operation of real estate investments. During such periods of declining real estate values, the use of leverage causes equity values and property cash flow to decrease more rapidly and more substantially than instances where leverage is not used. The use of leverage by the Registrant and other owners of real estate has had a negative impact on equity values and cash flow during this period of declining real estate values. Due to the tendency of real estate to be relatively non-liquid, the ability of the Registrant and other owners of real estate to vary their portfolios in response to these changing general and local economic, financial and investment conditions has been limited in the past and, for certain asset classes, may be limited in the future.

     Certain markets and real estate asset classes have stabilized or exhibited improvement during recent years from improved tenant demand, lower cost and greater availability of debt, lower equity capital costs, more potential buyers of real estate including real estate investment trusts and opportunistic real estate funds, among other factors. Apartment properties are typical of an improving asset class. Yet, many markets and asset classes remain unstable or have stabilized at a level where current rental rates less operating, financing and tenanting costs are insufficient to support debt and equity structures created in the 1980's and early 1990's. Certain central business district office buildings are typical of these latter situations.

     In the event that cash flow from the properties is not sufficient to cover operating, financing and improvement costs, owners of real estate properties, including the Registrant, may elect to fund such shortfalls from other than internal sources. The sources may include, but are not limited to, obtaining funds from sales or joint venturing of its real estate investments, or additional secured or unsecured borrowing (Refer also to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.) In such instances, the estimated value of these properties may be less than mortgage notes encumbering such properties. These owners may also take actions with respect to these mortgage notes including renegotiating terms of the loans with or turning the properties over to the lender.

     Competition

     The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends, among other things. The recent recession and other factors resulted, and may continue to result, in the inability of existing tenants to meet their obligations under the terms of their leases, which may in turn adversely affect the performance and financial condition of the Registrant.

     Tax Matters

     In August 1993, Congress passed and President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 (the "Act"). The Act includes several provisions designed to help revive the real estate industry, including relaxed rules for pension fund investments in real estate, passive-loss relief for developers, extension of the low-income housing credit, and an easing of the rules on recognizing cancellation of certain real estate debt. On the negative side, the Act extended the recovery period for nonresidential real estate by 7.5 years (from 31.5 to 39).

     The Act relaxes the "per se" passive characterization of certain rental real estate operations. For tax years beginning after 1993, eligible taxpayers, who materially participate in rental real estate activities, are able to deduct losses from rental activities against other income.
     For all other nonmaterial participating taxpayers, the provisions enacted as part of the Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988 (as discussed below) continue to apply. The Act also provides some relief by allowing taxpayers, other than corporations, to elect to exclude from income some cancellation of "qualified real property business indebtedness", effective for certain discharges after December 31, 1992. The amount of the exclusion is limited to the basis of the taxpayer's business real property or the excess of the principal amount of the debt over the fair market value of business real property that secures the debt, whichever is less. The basis of the taxpayer's business real property must be reduced by the amount of excluded income. The new provision does not apply to foreclosures or "deeds in lieu" with respect to nonrecourse debt.

     Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988

     On October 22, 1986, the Tax Reform Act of 1986 (the "1986 Act") was signed into law. The Technical and Miscellaneous Revenue Act of 1988 ("TAMRA 88") was enacted on November 10, 1988. Generally the principal provisions of the 1986 Act and TAMRA 88 impacting the Registrant and its Limited Partners are:

         -Passive activity loss limitations have limited the ability of the partners to offset their allocated share of taxable passive losses (essentially losses from rental real estate operations) of the Registrant against other earned or portfolio income.

         -The limitation of losses to amounts that partners have "at risk" was extended to passive real estate investments. The amount a partner has "at risk" generally includes their proportionate share of qualified non-recourse financing, and is also subject to other limitations.

         -The 1986 Act limits the deduction of investment interest expense, as defined, to the amount of net investment income generated for the year, as defined, with an unlimited carryover for excess expense.

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

     The term PTP refers to any partnership whose interests are traded on an established securities market or are readily tradeable on a secondary market (or the substantial equivalent thereof). The Registrant believes that it is not a PTP pursuant to such definition and therefore its holders will not be subject to the Revenue Act of 1987 provisions. However, due to the complexities of the regulations, no assurance can be provided that the IRS may not challenge the treatment of income and losses in the event of an audit.

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

     General

     Efforts required in complying with Federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

     There are approximately 41 full and part-time on site project personnel employed at the Registrant's properties.

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

     ITEM 2.PROPERTIES

     The properties owned by the Registrant as of December 31, 1995 are set forth on the Summary of Properties Schedule on the page immediately following.

     ITEM 3.LEGAL PROCEEDINGS

     Refer to Footnote 11 in the Registrant's 1995 Annual Audited Financial Statements included elsewhere in this annual report on Form 10-K.

     ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     NONE.

                                                       SB PARTNERS
                                                  Summary of Properties
                                                 As of December 31, 1995
                                                          Description      Acquisition   Percent             Mortgage
                Property                Location     Sq. Ft.   Units Acres     Date     Ownership Occupancy  Payable
    Apartments:


    Holiday Park Apts.                 Holiday, FL      220,000    244   21.5    Jan 1991   100%   91.4%  $ 3,592,065
    Summerwalk Apts. (1)               Orlando, FL      252,000    304   12.8    Mar 1978    10%   94.7%       -
    Riverbend Apts. (2)                Atlanta, GA      557,000    594   49.8    Jan 1989    60%   91.4%       -
    Meadowwood Apts.                    Reno, NV        529,000    704   30.0    May 1983   100%   96.7%   17,975,016
                                                      ---------  -----  -----
                                                      1,558,000  1,846  114.1
    Office:                                           =========  =====  =====

    Cherry Hill Office Center        Cherry Hill, NJ    138,000   n/a     3.4    Sep 1993   100%   74.6%      418,970
    International Jewelry Center(3)  Los Angeles, CA    371,000   n/a     (3)    Nov 1984   100%   72.3%   33,898,519
    1010 Market Street                St. Louis, MO     343,000   n/a     0.8    Nov 1984   100%   87.7%   40,749,555
                                                        -------           ---
                                                        852,000           4.2
    Retail:                                             =======           ===

    Plantation Center                Plantation, FL     238,000   n/a    18.6    July 1981  100%   81.6%    6,773,388

    Land:

    Unimproved land (4)                Holiday, FL        n/a     n/a    13.9    July 1978  100%    n/a           -

     (1) Registrant owns a 10% interest in property.
     (2) Property contributed to 60% owned joint venture on January 6, 1992.  Refer also to the Registrant's 1995
    Annual Audited Financial Statements.  The property is included in "Investment in Joint Venture" in the 1995 Annual
    Audited Financial Statements.

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


           8                           PART II

     ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
              INTEREST AND RELATED UNITHOLDER MATTERS

     The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop.
     The number of Unitholders as of December 31, 1995 was 3,947.

     Although at various times the Registrant has generated and distributed cash to the Unitholders, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. The Registrant has not paid distributions since 1990 and has no current plans to recommence paying distributions.


     ITEM 6.SELECTED FINANCIAL DATA

     Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K.

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

                                                                             For the Years Ended December 31,
                                                                       1995       1994      1993      1992      1991
                                                                       ----       ----      ----      ----      ----
                                                                           (In Thousands, Except Per Unit Data)
      Income Statement Data:
      Rental, Interest and Other Revenues                              $23,324   $25,544   $27,019   $30,221   $34,136
      Operating Expenses, including
        Depreciation and Amortization                                  (31,356)  (35,648)  (35,424)  (35,659)  (39,245)
      Provision for loan losses, net of recoveries                           0         0      (129)   (1,834)   (3,250)
      Writedown and Reserves of Investments in Real Estate                   0    (4,162)        0    (1,295)     (459)
      Interest Expense on Unsecured and
        Secured Loans                                                        0         0         0       (53)     (485)
                                                                       --------  --------  --------  --------  --------
      Loss from Operations                                              (8,032)  (14,266)   (8,534)   (8,620)   (9,303)

      Gain (Loss) on Sale of Investments
        in Real Estate                                                   3,964     6,859       (72)      125         0
      Equity in Net Income or Loss of Joint Venture                        725      (352)     (372)     (922)        0
                                                                       --------  --------  --------  --------  --------

      Net Loss                                                         ($3,343)  ($7,759)  ($8,978)  ($9,417)  ($9,303)
                                                                       ========  ========  ========  ========  ========

      Net Loss per Unit of Partnership Interest:                       ($  431)   (1,001)  ($1,158)  ($1,215)  ($1,200)


      Weighted Average Number of
        Partnership Units Outstanding                                     7754     7,754     7,754     7,754     7,754

      Balance Sheet Data at Year End:

      Real Estate, net                                                $106,893  $116,253  $136,749  $136,069  $159,310
      Investment in Joint Venture                                      $10,697   $11,134   $11,635   $12,122        $0
      Mortgage Notes Receivable, net                                        $0        $0    $5,934   $10,006   $24,364
      Total Assets                                                    $127,259  $135,238  $163,370  $170,311  $192,591
      Mortgage Notes Payable, net                                     $103,408  $112,254  $136,004  $136,436  $139,886
      Other Secured and Unsecured
        Loans Payable                                                       $0        $0        $0        $0    $6,200

     ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Registrant had cash and cash equivalents of approximately $3,305,000 in addition to $1,145,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $2,072,000 more than cash, cash equivalents and deposits held in escrow on December 31, 1994.

     During 1995, the Registrant sold Sahara Palms Apartments for $12,000,000 in an all cash transaction. The underlying mortgage note payable of $8,431,000 was retired and a gain on sale of $3,964,000 was recognized in 1995.

     Outstanding debt at December 31, 1995 consisted of approximately $103,408,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant. The scheduled maturity of the $6,773,000 mortgage note secured by Plantation Shopping Center has been extended to June 28, 1996 by the mortgagee, subject to a partial principal payment of $1,500,000 which was made on February 29, 1996. The Registrant is in negotiations to sell Plantation Shopping Center prior to the extended maturity date of the mortgage loan. If it fails to do so, the Registrant may be required to secure funds from other sources to retire the mortgage loan. The Registrant is also negotiating with the existing lender for the mortgage loan secured by Meadowwood Apartments to extend the maturity of the loan, increase the loan amount, and reduce the interest rate. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be $674,000 in 1996.

     As of December 31, 1995, the Registrant had secured irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for 1010 Market Street office building. The Registrant has no other debt except normal trade accounts payable and accrued interest on previously discussed mortgage notes payable.

     Cash flow from the Registrant's apartment properties has been increasing moderately, reflecting the strong Atlanta and Reno apartment submarkets. Office markets where the Registrant owns properties have experienced and are likely to continue experiencing extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and
     high risks of tenant failures and overbuilding.   New leases and renewals
     of existing leases are being made on terms that are significantly more in favor of tenants with reduced rental rates, periods of free or reduced rent, and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues, for certain properties, in recent years have been and may continue to be insufficient to cover operating costs, tenant improvement costs and other capital expenditures and scheduled debt service payments. Funds generated from other sources, including, but not limited to, sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties. Although it expects to generate sufficient cash flow from all sources to cover possible shortfalls at certain commercial properties in 1996, the Registrant may elect not to fund such deficits for certain properties.

     Due to the impact of the conditions discussed above and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995. The Registrant recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994 in connection with this property. It is unlikely that the Registrant will be able to restructure the loan terms and is cooperating with the lender to transfer title to the property to a tenant group. A transfer of title may result in negative tax consequences for some partners.

     In 1994 and 1995, Southwestern Bell, formerly the largest non-governmental tenant in the St. Louis Central Business District, relocated its headquarters and other operations to San Antonio, Texas and other cities. The St. Louis CBD continues to suffer from significant decreases in rental rates charged for new and renewal leases and high vacancy rates caused by other tenants downsizing, ceasing operations, or relocating to suburban locations or other cities. This has, and will continue to, adversely effect the operation of 1010 Market Street in St. Louis.

     During 1996 and the first seven months of 1997, leases for approximately 170,000 square feet of space at 1010 Market Street expire. Included in this total is one tenant previously occupying approximately 35,000 square feet which it vacated by late 1995, although it has and will continue to pay rent through its scheduled expiration in March 1996. As such, it is unlikely that net operating income from the 1010 Market Street office building will be sufficient to cover debt service in 1996.

     MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
     1995 VS. 1994

     Total revenues decreased $2,220,000 to $23,324,000 in 1995 from $25,544,000 in 1994. Loss from operations decreased $6,234,000 to $8,032,000 in 1995 from $14,266,000 in 1994. Net loss decreased
     $4,415,000 to $3,343,000 in 1995 from $7,758,000 in 1994.

     The net loss for 1995 includes a gain on sale of real estate of $3,964,000. The net loss for 1994 includes a net gain on sales of real estate of $6,859,000 and a reserve for real estate losses of $4,162,000.

     Meadowwood Apartments (Reno, Nevada)

     Total revenues increased $161,000 to $4,482,000 in 1995 from $4,321,000 in 1994. Net loss after depreciation and mortgage interest expense decreased $60,000 to $40,000 in 1995 from $100,000 in 1994.

     The increase in total revenues was primarily due to the strong apartment market, evidenced by increases in rental rates implemented at the property which increased revenues $132,000, and increased occupancy which increased revenues $27,000. The decrease in net loss was primarily attributable to the increases in income, partially offset by increases in repairs and maintenance costs of $43,000, real estate taxes of $41,000, payroll and related costs of $8,000, and insurance expense of $7,000.

     Sahara Palms Apartments (Las Vegas, Nevada)

     Sahara Palms Apartments was sold on December 28, 1995, for $12,000,000, resulting in a gain on sale of $3,964,000. Revenues before gain on sale increased $18,000 to $2,001,000 in 1995 from $1,983,000 in 1994. Net loss before gain on sale and after depreciation and mortgage interest expense increased $95,000 to $285,000 in 1995 from $190,000 in 1994.

     The increase in total revenues was primarily due to increases in rental rates implemented at the property during the year which increased income $8,000 and increases in incidental income of $10,000. The increase in net loss was primarily due the write-off of deferred financing costs of $94,000, as well as increases in advertising costs of $11,000 and other costs which were partially offset by the increases in income.

     Holiday Park Apartments (Holiday, Florida)

     Total revenues increased $6,000 to $1,071,000 in 1995 from $1,065,000 in 1994. Net loss after depreciation and mortgage interest expense increased $21,000 to $120,000 in 1995 from $99,000 in 1994.

     The increase in total revenues was primarily due to increases in incidental income during the year. The increase in net loss was primarily due to increases in repairs and maintenance of $11,000, insurance of $4,000, utilities of $3,000, depreciation of $2,000 and professional fees of $2,000.

     Plantation Shopping Center (Plantation, Florida)

     Total revenues increased $281,000 to $1,521,000 in 1995 from $1,240,000 in 1994. Net loss after depreciation and mortgage interest expense decreased $489,000 to $435,000 in 1995 from $924,000 in 1994.

     The increase in total revenues was primarily due to increases in rental rates charged at the property which increased income $223,000, increases in average occupancy which increased income $25,000, and increases in escalation income which increased income $27,000. The decrease in net loss was primarily due to the increased revenues, and decreases in professional fees expense of $213,000. Legal fees incurred in the prior year pertained to a tenant collection matter which has since been resolved. As previously discussed, the maturity date of the mortgage note secured by the property was extended to June 28, 1996.

     1010 Market Street (St. Louis, Missouri)

     Total revenues increased $396,000 to $5,972,000 in 1995 from $5,576,000 in 1994. Net loss after depreciation and mortgage interest expense decreased $499,000 to $518,000 in 1995 from $1,017,000 in 1994.

     The increase in total revenue was primarily due to increases in escalations and other income of $352,000, and increases in miscellaneous income of $38,000. The decrease in net loss was primarily due to the increase in revenues, and decreases in repairs and maintenance expense of $89,000 and utilities of $26,000.

     Cherry Hill Office Center (Cherry Hill, New Jersey)

     Total revenues decreased $125,000 to $1,383,000 in 1995 from $1,508,000 in 1994. Net income after depreciation and mortgage interest expense decreased $125,000 to $123,000 in 1995 from $248,000 in 1994.

     The decrease in total revenue was primarily due to decreases in base rent charged to tenants which decreased income $34,000, and decreased average occupancy which decreased income $78,000, and a decrease in escalation income of $14,000. The decrease in net income was primarily due to the decrease in revenues, as total expenses remained relatively constant.

     International Jewelry Center (Los Angeles, California)

     Total revenues decreased $222,000 to $6,779,000 in 1995 from $7,001,000 in 1994. Net loss after depreciation and mortgage interest expense decreased $4,348,000 to $3,387,000 in 1995 from $7,735,000 in 1994. As previously discussed in Liquidity and Capital Resources, a reserve for real estate losses of $4,162,000 was recorded in 1994. The net loss excluding the reserve for real estate losses decreased $186,000 to $3,387,000 in 1995 from $3,573,000 in 1994.

     The decrease in total revenues was primarily due to a decrease in average base rents charged to tenants which decreased income $251,000, and decreases in escalation income of $109,000 and in other income of $70,000. These decreases were partially offset by an increase in income of $207,000 which resulted from an increase in average occupancy of 4% to 71% in 1995 from 67% in 1994. The decrease in net loss was primarily due to decreases in bad debt expense of $417,000, real estate taxes of $203,000, and repairs and maintenance of $138,000, partially offset by the decrease in revenues and increases in depreciation expense of $289,000, payroll and related costs of $37,000, and utilities expense of $22,000.

     The International Jewelry Center continues to be severely adversely affected by the softening of the jewelry business in general, and the migration of tenants and potential tenants to suburban areas perceived to be safer than downtown Los Angeles. As a result, cash flow generated by the International Jewelry Center has not been sufficient to carry ground rent and debt service on the mortgage encumbering the property. Cash flow for 1996 is also projected to be less than scheduled ground rent and debt service. The positive effects of improvements in property occupancy have been minimized by continuing reductions in rental rates paid by new and renewal tenants, tenant failures and costs of improving such space for the tenants at the Registrant's cost. Additionally, given the nature of the tenancy at the building, many of whom manufacture and clean jewelry in the building, the City of Los Angeles has imposed additional requirements in respect of the waste water treatment plant and indoor air monitoring system.

     Mortgage Notes Receivable Portfolio

     Interest income from the mortgages receivable portfolio decreased to $-0-from $497,000 in 1994. The decrease was caused by the reacquisition of Nob Hill Apartments in July, 1994. The Registrant has not owned interests in mortgage notes receivable since that time.

     Investment in Joint Venture

     Equity in net income (loss) of joint venture increased $1,076,000 to income of $725,000 in 1995 from a net loss of $351,000 in 1994. The increase in net income was primarily due to increases in average occupancy of approximately 7% to approximately 93% during the year ended December 31, 1995 from approximately 86% for the year ended December 31, 1994. In addition to increased occupancy, increases in base rentals charged to tenants accounted for $166,000 of the total increase in net income for the year.


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

     Meadowwood Apartments

     Total revenues in 1994 increased $221,000 to $4,321,000 from $4,100,000 in 1993. Net loss after depreciation and mortgage interest expense decreased $163,000 to $100,000 in 1994 from $263,000 in 1993.

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

     The increase in net loss was caused by increases in depreciation and amortization expense ($108,000), payroll ($43,000), contractual services ($24,000), utilities ($14,000), and property administration ($12,000), partially offset by the previously discussed increase in revenues.

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

     Revenue decreased $2,171,000 to $1,578,000 in 1994 from $3,749,000 in
     1993. Net loss before gain on sale decreased $315,000 to $254,000 in 1994 from $569,000 in 1993.

     Plantation Shopping Center

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

     Revenue increased primarily from increases in escalation income ($21,000), other income ($48,000) and an increase in average occupancy from 85% to 87% ($66,000). Net loss decreased due to the revenue increase described previously, offset by increases in insurance costs ($31,000), repairs and maintenance ($45,000) and payroll costs ($38,000). A portion of the increases in property operating expenses have been billed to certain tenants that have leases with pass through clauses for rent increases due to increases in building operating expenses.

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

     Total revenues increased $957,000 to $1,508,000 in 1994 from $551,000 in 1993. Net income after depreciation and interest expense increased $136,000 to $248,000 in 1994 from $112,000 in 1993.

     International Jewelry Center

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

     In 1993, the Registrant added $854,000 to its provision for possible loan losses due to the deterioration in the performance of Nob Hill Apartments and recovered $725,000 from the previously fully reserved third mortgage note secured by an apartment complex located in Antioch, California.

     During 1994, the Registrant reacquired Nob Hill Apartments for $700,000 cash over existing liens (Refer to page 10 - Liquidity and Capital Resources). As of December 31, 1994, the Registrant did not own interests in mortgage notes receivable.

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

     ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this item, together with the Report of Independent Public Accountants, thereon, are contained herein on pages 25 through 38 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 39 and 40 of this report.


     ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                      PART III


     ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     The directors and executive officers of the General Partner who are active in the Registrant's operations are:


             Name                    Age       Position

             John H. Streicker        53       President & Director

             Michael J. Weinberger    60       Director

             Millie C. Cassidy        50       Director

             David Weiner             60       Director

             Christine Kurtz          41       Director


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

     Ms. Kurtz joined the General Partner in 1980. Ms. Kurtz is a Director and portfolio manager responsible for commercial property transactions and management.

     ITEM 11.EXECUTIVE COMPENSATION

     The Registrant has no executive officers or directors.


     ITEM 12.SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

     (a) At December 31, 1995, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each unitholder has disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

     (b) As of December 31, 1995, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No officers or Directors of SHC owned any outstanding Units of the Limited Partnership Interest. SRE Clearing Services (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 134 Units of Limited Partnership Interest representing 1.7% of the outstanding number of Units on December 31, 1995.

     (c) During the year ended December 31, 1995, there have been no changes in control of the Registrant or the General Partner.


     ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, percentage of revenues or net equity. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totalled $1,839,832, $2,073,339, and $2,370,964 in 1995, 1994, and 1993,
     respectively.

     In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $129,580, $134,086, and $138,450 in 1995, 1994, and 1993,
     respectively, and is based upon the trust company's standard rate schedule.

     Reference is made to Items 10 and 11, and Notes 2 and 10 in the financial statements.

     PART IV

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial statements - The Registrant's 1995 Annual Audited Financial Statements are included in this annual report on Form 10-K.

         (2) Financial statement schedules - See Index to Financial Statement Schedules on page 23. All other financial statement schedules are inapplicable or the required subject matter is contained in the financial statements or notes thereto.

     (b) There were no current reports on Form 8-K filed with the SEC during the quarter ended December 31, 1995.

     (c) Financial data schedule (CE)

     (d) Exhibits Incorporated by Reference -

                                            Incorporated by
     Description                            Reference to

     Agreement of                           Exhibit A to Registration Statement
     Limited Partnership                    on  Form  S-11  as filed with  the
                                            Securities and Exchange  Commission
                                            on May 16, 1985.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SB PARTNERS

                                       By:  SB PARTNERS REAL ESTATE CORPORATION
                                            GENERAL PARTNER


     March 28, 1996                         /s/ John H. Streicker

                                       By:  John H. Streicker
                                            President, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Position             Date


     /s/ John H. Streicker       Chief Executive Officer
     John H. Streicker               and Director           March 28, 1996


     /s/ Elizabeth B. Longo      Chief Financial Officer
     Elizabeth B. Longo                                     March 28, 1996


     /s/ George N. Tietjen III    Vice President and
     George N. Tietjen III            Controller            March 28, 1996

                                     SB PARTNERS

                           ITEMS 8 and 14 (a) (1) and (2)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS AND

                      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE


     Report of Independent Public Accountants  . . . . . . . . . . .   25

     Balance Sheets as of December 31, 1995 and 1994 . . . . . . . .   27

     Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993  . . . . . . . . . . . .   28

     Statements of Changes in Partners' Capital for the
           years ended December 31, 1995, 1994 and 1993  . . . . . .   29

     Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993  . . . . . . . . . . . .   30

     Notes to Financial Statements . . . . . . . . . . . . . . . . .   31

     Supplemental Financial Statement Schedule:

     Schedule III -- Real Estate and Accumulated
           Depreciation -- December 31, 1995   . . . . . . . . . . .   39

                                 ARTHUR ANDERSEN LLP

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Partners of SB Partners:


           We have audited the accompanying balance sheets of SB Partners (a New York limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule referred to below are the
     responsibility of the general partner.   Our responsibility is to express
     an opinion on these financial statements and schedule based on our audits.

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

           As discussed more fully in Note 11 to the financial statements, the Partnership has incurred cash flow deficits at its major commercial
     properties in recent years.   These cash flow deficits have been generally
     offset by cash flow from its residential properties, proceeds from secured and unsecured financing, sales and joint venturing of its real estate properties and, to a limited extent, cash flow from certain other commercial properties. The general partner projects that the Partnership's cash flow from all sources will be sufficient to allow the Partnership to meet its obligations as they come due in 1996. The Partnership's ability to meet obligations as they come due beyond 1996 is dependent upon, among other things, its ability to generate sufficient cash flow from the sources discussed above.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

           Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     /s/ Arthur Andersen LLP

     New York, New York
     January 29, 1996

       SB PARTNERS

       BALANCE SHEETS
                                                                                         As of December 31,
                                                                                        1995            1994
                                                                                    ----------------------------
       ASSETS:
         Investments -
           Real Estate, at cost
                Land                                                               $ 12,092,365     $ 13,697,284
                Buildings, furnishings and improvements                             140,331,546      148,151,143
                Less - accumulated depreciation and valuation allowance             (45,560,951)     (45,595,714)
                                                                                   ------------     ------------

                                                                                    106,862,960      116,252,713

           Investment in joint venture                                               10,697,225       11,133,621
                                                                                   ------------     ------------
                                                                                    117,560,185      127,386,334
         Other Assets -
           Cash and cash equivalents                                                  3,304,968        1,074,985
           Other                                                                      6,394,068        6,776,434
                                                                                   ------------     ------------
                         Total assets                                              $127,259,221     $135,237,753
                                                                                   ============     ============
       LIABILITIES:

           Mortgage notes payable, net of unamortized discount
           of $0 and $310,904 respectively                                         $103,407,513     $112,253,778
           Accounts payable and accrued expenses                                     11,271,026        7,179,185
           Tenants' security deposits                                                 1,306,052        1,186,880
                                                                                   ------------     ------------
                         Total liabilities                                          115,984,591      120,619,843
                                                                                   ------------     ------------
       PARTNERS' CAPITAL:
           Units of partnership interest without par value;
           Limited partners - 7,753 units                                            11,291,611       14,634,460
           General partner - 1 unit                                                     (16,981)         (16,550)
                                                                                   ------------     ------------
                         Total partners' capital                                     11,274,630       14,617,910

                                                                                   ------------     ------------
                         Total liabilities and partners' capital                   $127,259,221     $135,237,753
                                                                                   ============     ============

                                     The accompanying notes are an integral part of these statements.

       SB PARTNERS

       STATEMENTS OF OPERATIONS
                                                                              For the Years Ended December 31,
                                                                             1995           1994            1993
                                                                         ------------------------------------------
       REVENUES
            Rental income                                                $22,618,843     $24,244,843    $25,161,455
            Interest on mortgage notes receivable                                  0         496,834      1,055,263
            Interest on short-term investments                                73,984         114,946        148,591
            Other                                                            631,381         687,484        653,863
                                                                         -----------     -----------    -----------
                 Total revenues                                           23,324,208      25,544,107     27,019,172

                                                                         -----------     -----------    -----------
       EXPENSES
            Interest on mortgage notes payable                            11,462,066      13,338,723     12,980,405
            Real estate operating expenses                                10,307,816      11,369,234     10,559,140
            Depreciation and amortization                                  5,176,543       5,243,818      5,241,810
            Real estate taxes                                              1,936,253       2,376,046      2,217,497
            Management fees                                                1,929,127       2,141,519      1,960,552
            Provision for loan losses, net of recoveries                           0               0        128,651
            Writedown and reserves of investments in real estate                   0       4,161,531              0
            Other                                                            544,592       1,179,557      2,465,360
                                                                         -----------     -----------    -----------
                 Total expenses                                           31,356,397      39,810,428     35,553,415

                                                                         -----------     -----------    -----------
                 Loss from operations                                     (8,032,189)    (14,266,321)    (8,534,243)

       Equity in net income (loss) of joint venture                          725,118        (351,586)      (372,096)
       Gain (loss) on sale of investments in real estate                   3,963,791       6,859,221        (71,655)
                                                                         -----------     -----------    -----------
       NET LOSS                                                          (3,343,280)      (7,758,686)    (8,977,994)
            Loss allocated to general partner                                  (431)          (1,001)        (1,158)
                                                                         -----------     -----------    -----------
            Loss allocated to limited partners                           ($3,342,849)    ($7,757,685)   ($8,976,836)
                                                                         ===========     ============   ============

       NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST                       ($431)        ($1,001)       ($1,158)

                                                                         ===========     ============   ============
      WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
          PARTNERSHIP INTEREST OUTSTANDING                                      7753           7,753          7,753
                                                                         ===========     ============   ============

                                The accompanying notes are an integral part of these statements.

       SB PARTNERS

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

       Limited Partners:
                                           Units of
                                         Partnership
                                           Interest              Cumulative      Accumulated
                                     --------------------           Cash          Earnings
                                    Number      Amount         Distributions      (Losses)         Total
                                    -----------------------------------------------------------------------
       Balance, December 31, 1992   7,753    $119,968,973      ($97,728,323)     $ 9,128,331    $31,368,981
        Net loss for the year         -            -               -              (8,976,836)    (8,976,836)
                                    -----    ------------      ------------     ------------    -----------
       Balance, December 31, 1993   7,753     119,968,973       (97,728,323)         151,495     22,392,145
        Net loss for the year         -            -               -              (7,757,685)    (7,757,685)
                                    -----    ------------      ------------     ------------    -----------
       Balance, December 31, 1994   7,753     119,968,973       (97,728,323)      (7,606,190)    14,634,460
        Net loss for the year         -            -               -              (3,342,849)    (3,342,849)
                                    -----    ------------      ------------     ------------    -----------
       Balance, December 31, 1995   7,753    $119,968,973      ($97,728,323)    ($10,949,039)   $11,291,611
                                    =====    ============      ============     ============    ===========





       General Partner:
                                           Units of
                                         Partnership
                                           Interest              Cumulative      Accumulated
                                     --------------------           Cash          Earnings
                                    Number      Amount         Distributions      (Losses)         Total
                                    -----------------------------------------------------------------------
       Balance, December 31, 1992     1           $10,000          ($24,559)          $  168       ($14,391)
        Net loss for the year         -               -                 -             (1,158)        (1,158)
                                     ---          -------          --------          -------       --------
       Balance, December 31, 1993     1            10,000           (24,559)            (990)       (15,549)
        Net loss for the year         -               -                 -             (1,001)        (1,001)
                                     ---          -------          --------          -------       --------
       Balance, December 31, 1994     1            10,000           (24,559)          (1,991)       (16,550)
        Net loss for the year         -               -                 -               (431)          (431)
                                     ---          -------          --------          -------       --------
       Balance, December 31, 1995     1           $10,000          ($24,559)         ($2,422)      ($16,981)
                                     ===          =======          ========          =======       ========

                         The accompanying notes are an integral part of these statements.


       SB PARTNERS

       STATEMENTS OF CASH FLOWS
                                                                                  For the years ended December 31,
                                                                                1995           1994            1993
                                                                            -------------------------------------------
       Cash Flows From Operating Activities:
       Net Loss                                                             ($3,343,280)   ($7,758,686)     ($8,977,994)
        Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
          Provision for loan losses, net of recoveries                                0              0          128,651
          (Gain) loss on sale of investments in real estate                  (3,963,791)    (6,859,221)          71,655
          Writedown and reserves of investments in real estate                        0      4,161,531                0
          Equity in net (income) loss of joint venture                         (725,118)       351,586          372,096
          Depreciation and amortization                                       5,176,543      5,243,818        5,241,810
          Amortization of discount on mortgage notes payable                    310,904        343,860          300,777
          Decrease in other assets                                              187,050        969,920        1,066,506
          Increase in other liabilities                                       3,886,240      3,376,486        2,469,392
                                                                             ----------     ----------      -----------
           Net cash provided by (used in) operating activities                1,528,548       (170,706)         672,893
                                                                             ----------     ----------      -----------
       Cash Flows From Investing Activities:
          Net proceeds from sale of real estate                               3,569,190      4,877,352          500,000
          Principal collections on mortgage notes receivable                          0              0        1,028,585
          Cash paid on real estate acquisitions                                       0       (710,384)          (9,896)
          Capital additions to real estate                                   (3,024,145)    (2,636,254)      (2,284,514)
          Additional advances under guarantees                                        0       (113,651)        (803,433)
          Payments and distributions received from joint venture                882,749        150,000          114,630
                                                                             ----------     ----------      -----------
           Net cash provided by (used in) investing activities                1,427,794      1,567,063       (1,454,628)
                                                                             ----------     ----------      -----------
       Cash Flows Used in Financing Activities:
          Principal payments on mortgage notes payable                         (726,359)      (744,634)        (732,781)
                                                                             ----------     ----------
           Net cash used in financing activities                               (726,359)      (744,634)        (732,781)
                                                                             ----------     ----------      -----------
       Net increase (decrease) in cash and cash equivalents                   2,229,983        651,723       (1,514,516)
         Cash and cash equivalents at beginning of year                       1,074,985        423,262        1,937,778
                                                                             ----------     ----------      -----------
         Cash and cash equivalents at end of year                            $3,304,968     $1,074,985      $   423,262
                                                                             ==========     ==========      ===========

       Supplemental disclosures of cash flow information:
          Cash paid during the year for interest                             $8,043,302     $9,410,407      $10,532,172
                                                                             ==========     ==========      ===========

       Supplemental disclosures of non-cash investing and financing activities:
           The proceeds from the sale of Sahara Palms Apartments n 1995 and Nob Hill Apartments in 1994 are shown net of the retirement of the underlying mortgages which had been secured by the properties.  The sale of Woodlake Apartments, to the extent of the assumption of a mortgage note payable by the purchaser, and the portion of the reacquisition of Nob Hill
      Apartments in exchange for mortgage notes receivable in 1994, and the foreclosure of Cherry Hill in 1993, represent non-cash investing and financing activities and have been excluded from the statements of cash flows.
           See also Notes 4 and 5 to Financial Statements.

                               The accompanying notes are an integral part of these statements.

     SB PARTNERS
     Notes to Financial Statements

     (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
           SB Partners (the "Partnership") is a New York limited partnership which has been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
             (a) The accompanying financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. Discounts on mortgage notes payable are amortized as interest expense using the effective interest method. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
             (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
             (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                            Buildings and improvements     5 to 50 years
                            Furnishings                    5 to 7 years
                    Real estate is carried at the lower of cost or net realizable value. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost over the term of the related lease.

             (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and that certain other tests be met prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
             (e) Net loss per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
             (f) For financial reporting purposes, the Partnership considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.
             (g) The Partnership periodically reviewed its portfolio of mortgage notes receivable and related advances for amounts which may not have been collectible, based on, among other things, estimates of the value of underlying collateral. During the year ended December 31, 1993, the Partnership provided $128,651 for such possible losses, net of recoveries.
             (h) The Partnership accounts for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow which are contained in the joint venture agreement, it recognizes income or loss to the extent of its allocable share of the change in the net assets of the joint venture.
             (i) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold title to the properties. In these limited partnerships, the Partnership holds a 99% limited partner interest, and an affiliate of the General Partner holds a 1% general partner interest as trustee for the Partnership.

     (2) INVESTMENT MANAGEMENT AGREEMENT
             The Partnership has entered into a Management Agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

             For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,929,127, $2,141,519, and $1,960,552, for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1995, 1994, and 1993.

     (3) INVESTMENTS IN REAL ESTATE
             As of December 31, 1995, the Partnership owned a shopping center in Plantation, Florida; office buildings in St. Louis, Missouri, Cherry Hill, New Jersey and Los Angeles, California; apartment projects in Holiday, Florida, and Reno, Nevada, and 13.9 acres of land in Holiday, Florida. The following is the cost basis, and accumulated depreciation and valuation allowance of the real estate investments owned by the Partnership at December 31, 1995 and 1994:

                               No.of    Year of                                Carrying Amount
     Type                      Prop.  Acquisition    Description             1995            1994
     Residential properties     3      1978-91     1,252 Apt. units      $ 30,811,051     $ 42,780,229
     Shopping center            1      1981        240,821 Sq. Ft.         13,983,133       13,169,294
     Office buildings           3      1984-93     851,588 Sq. Ft.        107,585,340      105,854,517
     Undeveloped land           1      1978        13.9 Acres                  44,387           44,387
                                                                         ------------     ------------
                                                                          152,423,911      161,848,427
     Less: Accumulated depreciation and valuation allowance                45,595,714       44,396,664
                                                                         ------------     ------------
                                                                         $116,252,713     $136,749,305
                                                                         ============     ============

     (4) REAL ESTATE TRANSACTIONS
             In December 1995, the Partnership sold Sahara Palms Apartments for $12,000,000 in an all cash transaction. The underlying mortgage note payable of $8,431,000 was retired and the Partnership recognized a net gain on sale of real estate investments of $3,964,000 for the year ended December 31, 1995.

             In June 1994, the Partnership sold Woodlake Apartments for $22,055,000. In connection with the sale, the buyer assumed the existing first mortgage note in the amount of approximately $17,476,000 and paid the balance in cash. In July 1994, the Partnership reacquired Nob Hill Apartments for $700,000 cash, subject to existing liens secured by the property. The property was recorded at $6,803,000 which in addition to cash paid was the aggregate carrying amount of the liens, including those owned by the Partnership on the date of acquisition, net of a deferred gain of $5,179,000 and allowance for possible loan losses of $5,212,000. The junior liens owned by the Partnership were effectively extinguished. In December 1994, Nob Hill was sold for $7,400,000, all cash. The Partnership recognized net gains on sale of real estate investments of $6,859,000 for the year ended December 31, 1994.

             During 1993, the Partnership sold 400 Office Park for $500,000 all cash and recognized a loss on the sale of $71,655. Additionally, the Partnership reacquired Cherry Hill Office Center by credit bid of its mortgage after the borrower failed to perform under the terms of a bankruptcy court approved reorganization plan. The property was recorded at $3,722,000, representing the carrying value of its mortgage note receivable of $7,050,000, net of deferred gain of $3,328,000, which amount approximated the estimated market value on that date. Acquisition costs paid in cash were $10,000.

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

     (6) INVESTMENT IN JOINT VENTURE
             During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement where the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor hold interests in the venture of 60% and 40%, respectively, and the Investor is entitled to a guaranteed return of 9.5% of its average investment, as defined in the joint venture agreement. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized. All significant matters affecting the joint venture require the unanimous consent of the venturers.

             The following are the condensed financial statements (000's omitted) of the joint venture as of and for the years ended December 31, 1995, 1994, and 1993 (See Note 1):

                                   BALANCE SHEETS

                                               1995        1994        1993
                                               ----        ----        ----

     Investment in real estate, net         $19,935     $20,532      $21,071
     Other assets and liabilities, net         (323)       (145)          64
                                            -------     -------      -------
     Venturers'capital                      $19,612     $20,387      $21,135
                                            =======     =======      =======

                              STATEMENTS OF OPERATIONS

     Rent and other income                  $ 4,395     $ 3,815      $ 3,357
     Real estate operating expenses          (3,353)     (3,264)      (2,827)
                                            -------     -------      -------
     Net operating income                   $ 1,042     $   551      $   530
                                            =======     =======      =======

     (7) FAIR VALUE OF FINANCIAL INSTRUMENTS
             The Partnership's financial instruments consist of mortgage notes payable and cash equivalents. For cash equivalents, the carrying amount is a reasonable estimate of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of these obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral, or estimated value of the underlying collateral. Due to the circumstances, it is not practical to value the mortgage note payable secured by the International Jewelry Center. The fair value of all other notes is estimated to be $65,800,000 and $70,900,000 at December 31, 1995 and 1994,
             respectively.

     (8) MORTGAGE NOTES PAYABLE
             Mortgage notes payable consist of the following nonrecourse first liens:

                                                                                                              Net Carrying Amount
                                             Interest rate                     Annual                             December 31,
                        Original             -------------                     Installment    Amount Due          ------------
   Property             Principal          Coupon  Effective  Maturity date    Payments       at Maturity      1995         1994
   --------------------------------------------------------------------------------------------------------------------------------
   Holiday Park         $ 3,700,000          9%        9%     March 1999       $  357,252   $ 3,494,467  $  3,592,065  $  3,624,412

   Sahara Palms (a)       8,614,000         10        10                                                          ---     8,473,981

   Meadowwood            18,396,000        9.5       9.5      December 1997     1,813,724    17,893,476    17,975,016    18,075,849

   International
   Jewelry Center (b)    35,000,000       12.4      12.4      August 2018       4,398,634           ---    33,898,519    33,898,519

   Plantation Center
   Shopping Plaza         7,725,000      10.25      16.5      June 1996           813,540     5,215,041     6,773,388     6,575,433

   1010 Market Street    42,000,000          8         8      August 1997       3,698,173    40,252,132    40,749,555    41,169,351

   Cherry Hill            2,900,000        9.5       9.5      September 2000      109,941           ---       418,970       436,233
                                                                                                         ------------  ------------
                                                                                                         $103,407,513  $112,253,778
                                                                                                         ============  ============

   (a) Mortgage was paid in full in December, 1995.
   (b) Mortgage is currently in default, refer to Note 11.


         Principal payments including the accelerated maturity of the note secured by International Jewelry Center are due as follows: 1996- $41,346,057; 1997-$58,278,356; 1998-$130,890; 1999-$3,573,000 and
         2000-$79,210.

     (9) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net loss for financial reporting purposes to net loss for Federal income tax reporting purposes is as follows:

                                                                                               For the Years Ended December 31,
                                                                                            1995             1994             1993
                                                                                      -----------      -----------     ------------
     Net loss for financial reporting purposes                                        ($3,343,280)     ($7,758,686)    ($ 8,977,994)
     Adjustment to net gains on sale of investments in real estate to reflect gains recognized in different periods under the installment and
       cost recovery methods                                                            3,772,180          360,131           13,939
     Adjustment for provision for loan and reserves for real estate losses                103,122        4,161,531         (624,342)
     Difference between tax and financial statement equity in net income
       or loss of joint venture                                                          (275,132)         140,227         (103,555)
     Adjustment to interest income to reflect amortization of discount on mortgage notes receivable for financial reporting purposes,
       net of imputed interest recognized for tax purposes                                    -                -            (43,864)
     Adjustment to interest expense to reflect non-deductibility of interest and amortization of discount on mortgage notes payable recognized for
       financial reporting purposes                                                     3,496,154        3,635,561          300,777
     Difference between tax and financial statement depreciation                       (4,196,258)      (5,135,849)      (5,691,378)
     Net change in accrual entries not recorded on tax basis and
       prior tax adjustments                                                                  -            754,969         (319,168)
                                                                                      -----------      -----------    -------------
     Net loss for Federal income tax reporting purposes                               ($  443,214)     ($3,842,116)    ($15,445,585)
                                                                                      ===========      ===========     =============

     Net loss per weighted average limited partnership unit for
       Federal income tax reporting purposes:
         Net ordinary loss per unit of Partnership interest                           ($    1,055)     ($    1,333)    ($     2,078)
         Average Capital (Sec.1231) gain per unit of
           Partnership Interest                                                               998              838               86
                                                                                      -----------      -----------     ------------
                                                                                      ($       57)     ($      495)    ($     1,992)
                                                                                      ===========      ===========     ============
     Weighted average number of units of limited partnership
       interest outstanding                                                                 7,753            7,753            7,753
                                                                                      ===========      ===========     ============

         As of December 31, 1995 and 1994, the tax bases of the Partnership's assets and liabilities amounted to $88,303,000 and $96,877,000 of assets, and $109,508,000 and $117,639,000 of liabilities, respectively.

     (10) PROPERTY MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1995, 1994 and 1993, such billings to the Partnership amounted to $1,969,412, $2,207,425, and $2,509,414, respectively, and are included in real estate operating expenses.

     (11) COMMITMENTS AND CONTINGENCIES
         During 1993, the Partnership stopped making regular monthly payments of debt service to its lender on the mortgage note secured by the International Jewelry Center. In the interim, the Partnership has paid available cash flow from the building to the lender under an informal agreement. In November 1993, the lender declared the loan in default and in March 1995, filed a Notice of Default and Election to Sell. The Partnership recorded a reserve for real estate losses of $4,162,000 for the year ended December 31, 1994. It is unlikely that the Partnership will be able to restructure the loan terms and is cooperating with the lender to transfer title to the property to a tenant group. Such a transfer may result in negative tax consequences for some partners.

         The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and operations. The Partnership has secured irrevocable letters of credit in the amount of approximately $1,038,000 which primarily serve as additional collateral securing certain financing.

         The Partnership has incurred cash flow losses from operations in recent years. The Partnership has historically covered, and expects to be able to cover in 1996, the cash flow deficits of certain commercial properties with cash flow from its residential and other commercial properties, proceeds from secured and unsecured financings, and sales and joint venturing of real estate properties.

         Office markets where the Partnership owns properties have experienced extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and higher risks of tenant failure. This has resulted in revenues that have been insufficient to pay for operating expenses, debt service and required capital expenditures at those properties. The general partner projects that net operating income for 1996 at the 1010 Market Street office building will be insufficient to cover debt service.

     (12) COMMERCIAL OPERATING LEASES
         Minimum future rentals on noncancelable commercial operating leases for each of the five succeeding fiscal years and thereafter are as follows: 1996 - $13,128,468; 1997 - $10,408,368; 1998 - $8,956,114;
         1999 - $6,449,404; 2000 - $5,003,878; and thereafter $8,956,996.  The minimum rentals received on noncancelable commercial operating leases for the year ended December 31, 1995 was $13,445,005.

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       DECEMBER 31, 1995
                      Column A                    Column B                  Column C                     Column D
                                                                                Initial Cost to the Registrant
                                                                                                    Costs Capitalized
                                                                         Buildings and                Subsequent to

                     Description                Encumbrances     Land     Improvements     Total       Acquisition
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Reno (Meadow Wood)                       17,975,016   2,466,311    19,057,859   21,524,170         3,806,262
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)            3,592,065     458,344     4,043,352    4,501,696           600,156
         Orlando (Villa Cordova)                        -         30,456       370,284      400,740            22,415
                                                ------------  ----------  ------------  -----------       -----------
                                                  21,567,081   2,955,111    23,471,495   26,426,606         4,428,833
                                                ------------ -----------  ------------ ------------       -----------

      SHOPPING CENTER
         Plantation (Plantation
            Shopping Center)                       6,773,388   1,510,714     9,668,665   11,179,379         2,803,754
                                                ------------ -----------  ------------ ------------       -----------
      OFFICE BUILDINGS
        California -
         Los Angeles (Int'l Jewelry Center)       33,898,519         -      47,489,120   47,489,120         8,244,517
        Missouri -
         St Louis (1010 Market Street)            40,749,555   6,978,673    37,251,102   44,229,775         3,270,308
        New Jersey -
         Cherry Hill (Cherry Hill Office Park)       418,970     647,867     3,163,115    3,810,982           540,637
                                                ------------ -----------  ------------ ------------       -----------
                                                  75,067,044   7,626,540    87,903,337   95,529,877        12,055,462
                                                ------------ -----------  ------------ ------------       -----------
                                                $103,407,513 $12,092,365  $121,043,497 $133,135,862       $19,288,049
                                                ============ ===========  ============ ============       ===========

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
       DECEMBER 31, 1995

                      Column A                                   Column E                        Column F

                                                               Gross amount at which Carried    Accumulated
                                                                      at End of Year
                                                                       (Notes a & c)           Depreciation
                                                                                               and Valuation

                                                               Buildings and                     Allowance
                     Description                    Land       Improvements        Total       (Notes b & d)
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Reno (Meadow Wood)                         2,466,311     22,864,121      25,330,432       10,263,657
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)               458,344      4,643,508       5,101,852          895,803
         Orlando (Villa Cordova)                       30,456        392,699         423,155          303,249
                                                  -----------   ------------    ------------      -----------
                                                    2,955,111     27,900,328      30,855,439       11,462,709
                                                  -----------   ------------    ------------      -----------
      SHOPPING CENTER
         Plantation (Plantation
            Shopping Center)                        1,510,714     12,472,419      13,983,133        4,911,411
                                                  -----------   ------------    ------------      -----------
      OFFICE BUILDINGS
        California -
         Los Angeles (Int'l Jewelry Center)             -         55,733,637      55,733,637       17,916,845
        Missouri -
         St Louis (1010 Market Street)              6,978,673     40,521,410      47,500,083       11,011,985
        New Jersey -
         Cherry Hill (Cherry Hill Office Park)        647,867      3,703,752       4,351,619          258,001
                                                  -----------   ------------    ------------      -----------
                                                    7,626,540     99,958,799     107,585,339       29,186,831
                                                  -----------   ------------    ------------      -----------
                                                  $12,092,365   $140,331,546    $152,423,911      $45,560,951
                                                  ===========   ============    ============      ===========
     /TABLE

       SB PARTNERS
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
       DECEMBER 31, 1995

                      Column A                    Column G      Column H        Column I

                                                                             Life on which
                                                                            Depreciation in
                                                                            Latest Statement

                                                  Date of         Date       of Operations
                     Description                Construction    Acquired      is Computed
      MULTI FAMILY RESIDENTIAL
        Nevada -
         Reno (Meadow Wood)                     1974 - 1977     May 1983     5 to 30 years
        Florida -
         Holiday (Holiday Park -
            including undeveloped land)                         Jan 1991    7 to 27.5 years
         Orlando (Villa Cordova)                    1974         March       7 to 31 years
                                                                  1978



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






         NOTES TO SCHEDULE III:

                                                            1995
                                                            ----

      (a)Reconciliation of amounts shown in Column E:


           Balance at beginning of year                 $161,848,427

           Additions -
             Cost of improvements and adjustments          3,024,145

           Deductions -
             Sale of property                             12,448,661
                                                        ------------
           Balance at end of year                       $152,423,911
                                                        ============


      (b)Reconciliation of amounts shown in Column F:

           Balance at beginning of year                  $45,595,714

           Additions -
             Depreciation expense for year                 4,707,563

           Deductions -
             Accumulated depreciation on sold property     4,742,326
                                                        ------------
           Balance at end of year                        $45,560,951
                                                        ============
      (c)Aggregate cost basis for Federal

           income tax reporting purposes                $160,374,153
                                                        ============
      (d)Accumulated depreciation for Federal
           income tax reporting purposes                 $93,726,561
                                                        ============