Form 10-Q
period 1996-03-31
SB PARTNERS
filed 1996-05-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended   March 31, 1996           Commission File Number  0-8952
                  ------------------                                 ------

                               SB PARTNERS
- ---------------------------------------------------------------------------

           New York                                    13-6294787
- --------------------------------                   ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
- ---------------------------------------            -----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (212) 408-2900
                                                   -----------------------




- --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).
                                 Not Applicable




                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Balance Sheets
            March 31, 1996 and December 31, 1995  . . . . . . . . . . 1

         Statements of Operations
            For the three months ended March 31, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . . . . . . 2

         Statements of Changes in Partners' Capital
            For the years ended December 31, 1995 and 1994
            and the three months ended March 31, 1996 . . . . . . . . 3

         Statements of Cash Flows
            For the three months ended March 31, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Financial Statements  . . . . . . . . . . . .  5 -  6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .  7 - 11


Part II  Other Information  . . . . . . . . . . . . . . . . . . . .  12


                                                               SB PARTNERS
                                                    (A New York Limited Partnership)

                                                             BALANCE SHEETS
                                                    March 31, 1996 (Not Audited) and
                          December 31, 1995 (Audited, but not covered by the report of independent accountants)
                                                                                     March 31,      December 31,
                                                                                       1996             1995

      Assets:
        Investments -
          Real Estate, at cost
          Land                                                                      $ 12,092,365      $ 12,092,365
          Buildings, furnishings and improvements                                    140,798,188       140,331,546
          Less - accumulated depreciation and valuation allowance                    (46,699,900)      (45,560,951)
                                                                                    ------------      ------------
                                                                                     106,190,653       106,862,960

          Investment in joint venture                                                 10,647,788        10,697,225
                                                                                    ------------      ------------
                                                                                     116,838,441       117,560,185
        Other assets-
         Cash and cash equivalents                                                     1,196,203         3,304,968
         Accounts receivable, accrued interest and other                               5,876,779         6,394,068
                                                                                    ------------      ------------
         Total assets                                                               $123,911,423      $127,259,221
                                                                                    ============      ============
     Liabilities:

         Mortgage notes payable                                                     $101,713,725      $103,407,513
         Accounts payable and accrued expenses                                        11,312,517        11,271,026
         Tenants security deposits                                                     1,315,555         1,306,052
                                                                                    ------------      ------------
         Total liabilities                                                           114,341,797       115,984,591
                                                                                    ------------      ------------

      Partners' Capital:
      Units of partnership interest without par value;
         Limited partners - 7,753 units                                                9,586,827        11,291,611
         General partner - 1 unit                                                        (17,201)          (16,981)
                                                                                    ------------      ------------
                                                                                       9,569,626        11,274,630
                                                                                    ------------      ------------
               Total liabilities & partners' capital                                $123,911,423      $127,259,221
                                                                                    ============      ============

                                  The accompanying notes are an integral part of these balance sheets.


                                                     SB PARTNERS
                                               (A New York Limited Partnership)

                                        STATEMENTS OF OPERATIONS (Not Audited)
                                                                              For the Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                         1996             1995

      Revenues:
      Rental income                                                                   $ 5,288,589      $ 5,667,084
      Interest on short-term investments                                                   20,858           20,118
      Other                                                                               131,473          214,580
                                                                                      -----------      -----------
          Total revenues                                                                5,440,920        5,901,782
                                                                                      -----------      -----------

      Expenses
      Interest on mortgage notes payable                                                2,379,543        2,871,374
      Real estate operating expenses                                                    2,583,677        2,547,298
      Depreciation and amortization                                                     1,217,969        1,194,551
      Real estate taxes                                                                   445,330          496,933
      Management fees                                                                     484,750          483,717
      Other                                                                               220,112          127,809
                                                                                      -----------      -----------
          Total expenses                                                                7,331,381        7,721,682
                                                                                      -----------      -----------

               Loss from operations                                                    (1,890,461)      (1,819,900)

      Equity in net income (loss) of joint venture                                        185,457          (45,673)
                                                                                      -----------      -----------

      Net loss
                                                                                       (1,705,004)      (1,865,573)
          Loss allocated to general partner                                                  (220)            (241)
                                                                                      -----------      -----------

          Loss allocated to limited partners                                          $(1,704,784)     $(1,865,332)
                                                                                      ===========      ===========

      Net Loss Per Unit of Limited Partnership Interest                                  $(219.89)        $(240.59)
                                                                                      ===========      ===========
          Weighted Average Number of Units of Limited
             Partnership Interest Outstanding                                               7,753            7,753
                                                                                      ===========      ===========

                            The accompanying notes are an integral part of these statements.


                                                               SB PARTNERS
                                                    (A New York Limited Partnership)

                                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       For the three months ended March 31, 1996 (Not Audited) and for the years ended December 31, 1995 and 1994 (Audited, but not covered by the report of independent public accountants)


      Limited Partners:
                                                                      Units of
                                                                     Partnership         Cumulative
                                                                      Interest              Cash       Accumulated
                                                               Number      Amount      Distributions     Earnings       Total


      Balance, December 31, 1993                               7,753    $119,968,973   $(97,728,323)  $    151,495   $22,392,145
       Net loss for the period                                   -            -              -          (7,757,685)   (7,757,685)
                                                               -----    ------------   ------------   ------------   -----------
      Balance, December 31, 1994                               7,753     119,968,973    (97,728,323)    (7,606,190)   14,634,460
       Net loss for the period                                   -            -              -          (3,342,849)   (3,342,849)
                                                               -----    ------------   ------------   ------------   -----------
      Balance, December 31, 1995                               7,753     119,968,973    (97,728,323)   (10,949,039)   11,291,611
       Net loss for the period                                   -            -              -          (1,704,784)   (1,704,784)
                                                               -----    ------------   ------------   ------------   -----------
      Balance, March 31, 1996                                  7,753    $119,968,973   $(97,728,323)  $(12,653,823)  $ 9,586,827
                                                               =====    ============   ============   ============   ===========


      General Partner:
                                                                      Units of
                                                                     Partnership         Cumulative
                                                                      Interest              Cash       Accumulated
                                                               Number      Amount      Distributions     Earnings       Total


      Balance, December 31, 1993                                 1           $10,000       $(24,559)       $  (990)     $(15,549)
       Net loss for the period                                   -               -             -            (1,001)       (1,001)
                                                               -----         -------       --------        -------      --------
      Balance, December 31, 1994                                 1            10,000        (24,559)        (1,991)      (16,550)
       Net loss for the period                                   -              -              -              (431)         (431)
                                                               -----         -------       --------        -------      --------
      Balance, December 31, 1995                                 1            10,000        (24,559)        (2,422)      (16,981)
       Net loss for the period                                   -              -              -              (220)         (220)
                                                               -----         -------       --------        -------      --------
      Balance, March 31, 1996                                    1           $10,000       $(24,559)       $(2,642)     $(17,201)
                                                               =====         =======       ========        =======      ========

                                    The accompanying notes are an integral part of these statements.



                                                  SB PARTNERS
                                            (A New York Limited Partnership)

                                     STATEMENTS OF CASH FLOWS (Not Audited)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                 1996           1995
      Cash Flows From Operating Activities:
      Net Loss                                                                $(1,705,004)  $(1,865,573)
       Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
         Equity in net (income) loss of joint venture                            (185,457)       45,673
         Depreciation and amortization                                          1,217,969     1,194,551
         Amortization of discount on mortgage notes payable                             0        92,163
         Decrease in other assets                                                 380,063        86,264
         Increase in other liabilities                                             50,994       817,642
                                                                              -----------   -----------
          Net cash provided by (used in) operating activities                    (241,435)      370,720
                                                                              -----------   -----------

      Cash Flows From Investing Activities:
         Capital additions to real estate                                        (466,642)     (449,576)
         Payments and distributions received from joint venture                   293,100        52,998
                                                                              -----------   -----------
          Net cash used in investing activities                                  (173,542)     (396,578)
                                                                              -----------   -----------

      Cash Flows From Financing Activities:
         Principal payments on mortgage notes payable                          (1,693,788)     (174,102)
                                                                              -----------   -----------
          Net cash used in financing activities                                (1,693,788)     (174,102)
                                                                              -----------   -----------

      Net decrease in cash and cash equivalents                                (2,108,765)     (199,960)
        Cash and cash equivalents at beginning of period                        3,304,968     1,074,985
                                                                              -----------   -----------

        Cash and cash equivalents at end of period                            $ 1,196,203   $   875,025
                                                                              ===========   ===========


      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                             $ 1,668,988   $ 2,001,166
                                                                              ===========   ===========


                     The accompanying notes are an intregal part of these statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

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

           The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for a full year.

(2)  Commitments and Contingencies
     -----------------------------

           The Registrant has secured irrevocable letters of credit of approximately $1,038,000 which primarily serve as additional collateral securing certain financing.

(3)  Other Matters/Subsequent Events
     -------------------------------

           During 1993, the Partnership stopped making regular monthly payments of debt service to its lender on the mortgage note secured by the International Jewelry Center. In the interim, the Partnership has paid available cash flow from the building to the lender under an informal agreement. In November 1993, the lender declared the loan in default and on March 3, 1995, filed a Notice of Default and Election to Sell. On April 24, 1996, the lender caused to be filed a Notice of Trustee's Sale. It is unlikely that the Registrant will be able to restructure the loan terms and continues to cooperate with the lender to transfer title to the property to a tenant group. A transfer of title may result in negative tax consequences for some partners. (Please refer also to the Liquidity and Capital Resources section of the Management Discussion and Analysis.)

     The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                       THREE  MONTHS ENDED MARCH 31, 1996
                       ----------------------------------
General
- -------

     The financial statements as of and for the three month period ended March 31, 1996 reflect the operations of three office properties, one shopping center, two residential garden apartment properties and two joint ventures. The financial statements as of and for the three month period ended March 31, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures.

     Total income for the three months ended March 31, 1996 decreased $461,000 to approximately $5,441,000 from approximately $5,902,000 for the three months ended March 31, 1995, and the net loss decreased $161,000 to approximately $1,705,000 for the three months ended March 31, 1996 compared to a loss of approximately $1,866,000 for the three months ended March 31, 1995.

     Changes in total income and net loss are in part attributable to the sale of Sahara Palms Apartments during 1995.

Liquidity and Capital Resources
- -------------------------------

     As of March 31, 1996, the Registrant had cash and cash equivalents of $1,196,000 in addition to $881,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $2,373,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1995. The decrease was caused primarily by a required principal reduction of $1,500,000 on the mortgage note secured by Plantation Shopping Center.

     Debt at March 31, 1996 consisted of approximately $102 million of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant. The scheduled maturity of the mortgage note secured by Plantation Shopping Center, with a principal balance outstanding of $5,243,000 at March 31, 1996, has been extended to June 28, 1996 by the mortgagee. As a condition to the extension, the mortgagee required a principal reduction of $1,500,000 which was made on February 29, 1996. The Registrant does not believe that, prior to the loan's maturity, it will be able to consummate a sale of Plantation Shopping Center which reflects the value of the property. As such, negotiations with a bank for a short term secured loan, the proceeds of which will be used to retire the existing mortgage loan, have been initiated. The Registrant is also negotiating with the existing lender for the mortgage loan secured by Meadowwood Apartments to extend the maturity of the loan, increase the loan amount, and reduce the interest rate. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $506,000 for the last three fiscal quarters of 1996. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest.

     As of March 31, 1996, the Registrant has secured irrevocable letters of credit in the amount of $1,038,000 which primarily serve as additional collateral securing financing for 1010 Market Street office building. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

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

     Due to the impact of the conditions discussed above and the continuing decline in commercial office rents in the downtown Los Angeles office market, cash flow generated by International Jewelry Center has not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993 and since then has only been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995. The lender caused to be filed a Notice of Trustee's Sale on April 24, 1996. It is unlikely that the Registrant will be able to restructure the loan terms and continues to cooperate with the lender to transfer title to the property to a tenant group. A transfer of title may result in negative tax consequences for some partners.

     In 1994 and 1995, Southwestern Bell, formerly the largest non-governmental tenant in the St. Louis Central Business District, relocated its headquarters and other operations to San Antonio, Texas and other cities. The St. Louis CBD continues to suffer from significant decreases in rental rates charged for new and renewal leases and high vacancy rates caused by other tenants downsizing, ceasing operations, or relocating to suburban locations or other cities. This has, and will continue to, adversely affect the operation of 1010 Market Street in St. Louis.

     During 1996 and the first seven months of 1997, leases for approximately 170,000 square feet of space at 1010 Market Street expire. Included in this total is one tenant previously occupying approximately 35,000 square feet which it vacated by late 1995, although it paid rent through the expiration of its lease in March 1996. As such, it is unlikely that operating cash flow from the 1010 Market Street office building will be sufficient to cover debt service in 1996.


Holiday Park Apartments
- -----------------------

     Total revenues for the three months ended March 31, 1996 increased $8,000 to $273,000 from $265,000 for the three months ended March 31, 1995. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1996 decreased $15,000 to $26,000 from the net loss of $41,000 for the three months ended March 31, 1995.

     The increase in total revenues is primarily due to increases in rental rates charged at the property which increased revenues $6,000. The decrease in net loss is primarily due to the increase in revenue, and a decrease in repairs and maintenance costs of $8,000.


Meadow Wood Apartments
- ----------------------

     Total revenues for the three months ended March 31, 1996 increased $28,000 to $1,149,000 from $1,121,000 for the three months ended March 31, 1995. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1996 increased $27,000 to net income of $21,000 from net loss of $6,000 for the three months ended March 31, 1995.

     The increase in revenues is primarily the result of increases in rental rates implemented at the property during the past year which increased income $27,000. The increase in net income is primarily due to the increased revenues, as total expenses remained relatively unchanged from the period a year earlier.


International Jewelry Center
- ----------------------------

Total revenues for the three months ended March 31, 1996 increased $90,000 to $1,759,000 from $1,669,000 for the three months ended March 31, 1995. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1996 increased $235,000 to $1,027,000 from the net loss of $792,000 for the three months ended March 31, 1995.

     The increase in total revenues is primarily due to increases in rental rates charged on new and renewal leases. The increase in net loss is primarily due to increases in repairs and maintenance expense of $115,000, depreciation expense of $112,000, and security costs of $45,000. (Refer to the Liquidity and Capital Resources Section, and Footnote 3 of the Financial Statements).


Plantation Shopping Center
- --------------------------

     Total revenues for the three months ended March 31, 1996 increased $10,000 to $407,000 from $397,000 for the three months ended March 31, 1995. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1996 increased $96,000 to net income of $2,000 from a net loss of $94,000 for the three months ended March 31, 1995.

     The increase in revenues is primarily due to an increase in percentage rental revenues which increased income $15,000, but was partially offset by decreases in other types of income. In addition to the increase in total revenues, the increase in net income is attributable to a decrease in interest expense of $104,000 as a result of the full amortization of the mortgage discount in 1995 and decrease in the loan balance in February 1996. This decrease in expense was partially offset by increases in other expenses, primarily depreciation expense which increased $22,000.


1010 Market Street
- ------------------

     Total revenues for the three months ended March 31, 1996 decreased $43,000 to $1,453,000 from $1,496,000 for the three months ended March 31, 1995. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1996 increased $22,000 to $172,000 from $150,000 for the three months ended March 31, 1995.

     The decrease in revenues is primarily due to decreases in rental rates negotiated on new and renewal leases at the property, decreasing revenues $38,000, and decreases in escalation income of $12,000, partially offset by increased income of $9,000 due to a marginal increase in average occupancy. The increase in net loss is primarily due to the decrease in revenues, partially offset by decreases in interest expense of $9,000, depreciation expense of $8,000, and repairs and maintenance expense of $5,000.


Cherry Hill Office Center
- -------------------------
     Total revenues for the three months ended March 31, 1996 increased $24,000 to $367,000 from $343,000 for the three months ended March 31, 1995. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1996 decreased $65,000 to a net loss of $10,000 from net income of $55,000 for the three months ended March 31, 1995.

     The increase in revenues is primarily due to an increase in average occupancy during the three months ended March 31, 1996 of approximately 3.8%, to 75.5%, from 71.7% during the same period a year earlier. In addition to the increase in occupancy which increased income $18,000, increased average base rental of renewal and restructured leases increased income $2,000, and an increase in escalation income increased total revenues $3,000. The increase in revenues was offset by increased expenses, primarily an increase of $70,000 in utility expense due to the severe winter of 1996 as compared to the mild winter a year earlier. In addition, increases of $29,000 in repairs and maintenance expenses and $9,000 of depreciation expense, partially offset by a decrease in real estate tax expense of $27,000, contributed to the net loss for the period ended March 31, 1996.


Investment in Joint Venture
- ---------------------------
     Equity in income (loss) of joint venture for the three months ended March 31, 1996 increased $231,000 to net income of $185,000 from a net loss of $46,000 for the three months ended March 31, 1995.

     The increase in income was primarily due to an increase in rental rates charged on new and renewal leases at the property which increased income $87,000, as well as increased income of $13,000 due to an increase in the average property occupancy rate in the first quarter of 1996 of 1% to 92% as compared with 91% in the first quarter of 1995. In addition, increases in miscellaneous income of $18,000, and decreases in repairs and maintenance expense of $27,000, increased total income from the joint venture.

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: May 14, 1996                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 14, 1996                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer



Dated: May 14, 1996                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen  III
                                        Vice President and Controller