Form 10-Q
period 1996-06-30
SB PARTNERS
filed 1996-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended    June 30, 1996           Commission File Number  0-8952
                  ------------------                                 ------

                                SB PARTNERS
- ---------------------------------------------------------------------------

           New York                                13-6294787
- --------------------------------               ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
- ---------------------------------------            ------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
                                                       --------------------


- ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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




                                  SB PARTNERS

                                     INDEX



Part I        Financial Information

              Balance Sheets
                      June 30, 1996 and December 31, 1995   . . . . . . .  1

              Statements of Operations
                      For the three and six months ended June 30, 1996
                      and 1995  . . . . . . . . . . . . . . . . . . . . .  2

              Statements of Changes in Partners' Capital
                      For the years ended December 31, 1995 and 1994
                      and the six months ended June 30, 1996  . . . . . .  3

              Statements of Cash Flows
                      For the six months ended June 30, 1996
                      and 1995  . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements . . . . . . . . . . . . . 5 -  6

              Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . 7 - 15


Part II       Other Information . . . . . . . . . . . . . . . . . . . . . 16


                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                             BALANCE SHEETS
                                                     June 30, 1996 (Not Audited) and
                          December 31, 1995 (Audited, but not covered by the report of independent accountants)
                                                                                       June 30,        December 31,
                                                                                         1996              1995
                                                                                    -------------     -------------
      Assets:
        Investments -
          Real Estate, at cost
          Land                                                                      $ 12,092,365      $ 12,092,365
          Buildings, furnishings and improvements                                     84,912,421       140,331,546
          Less - accumulated depreciation and valuation allowance                    (28,909,650)      (45,560,951)
                                                                                    ------------      ------------
                                                                                      68,095,136       106,862,960

          Investment in joint venture                                                 10,597,749        10,697,225
                                                                                    ------------      ------------
                                                                                      78,692,885       117,560,185
        Other assets-
         Cash and cash equivalents                                                       202,678         3,304,968
         Accounts receivable, accrued interest and other                               3,865,720         6,394,068
                                                                                    ------------      ------------
              Total assets                                                          $ 82,761,283      $127,259,221
                                                                                    ============      ============
     Liabilities:

         Mortgage notes payable                                                     $ 66,792,492      $103,407,513
         Accounts payable and accrued expenses                                         1,958,267        11,271,026
         Tenants security deposits                                                       298,084         1,306,052
                                                                                    ------------      ------------
               Total liabilities                                                      69,048,843       115,984,591
                                                                                    ------------      ------------

      Partners' Capital:
      Units of partnership interest without par value;
         Limited partners - 7,753 units                                               13,729,107        11,291,611
         General partner - 1 unit                                                        (16,667)          (16,981)
                                                                                    ------------      ------------
                                                                                      13,712,440        11,274,630
                                                                                    ------------      ------------
               Total liabilities & partners' capital                                $ 82,761,283      $127,259,221
                                                                                    ============      ============

                                  The accompanying notes are an integral part of these balance sheets.


                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                 STATEMENTS OF OPERATIONS (Not Audited)

                                                                        For The Three Months             For The Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                   ----------------------------    ------------------------------
                                                                      1996             1995             1996             1995
                                                                    --------         --------         --------         --------
      Revenues:
      Rental income                                               $ 4,587,757      $ 5,619,631      $ 9,876,346      $11,286,715
      Interest on short-term investments                               13,339            8,706           34,197           28,824
      Other                                                           132,593          117,061          264,066          331,641
                                                                  -----------      -----------      -----------      -----------
         Total revenues                                             4,733,689        5,745,398       10,174,609       11,647,180
                                                                  -----------      -----------      -----------      -----------
      Expenses:
      Interest on mortgage notes payable                            2,598,596        2,873,632        4,978,139        5,745,006
      Real estate operating expenses                                3,997,861        2,567,535        6,581,538        5,114,833
      Depreciation and amortization                                   997,157        1,198,667        2,215,126        2,393,218
      Real estate taxes                                               225,553          462,387          670,883          959,320
      Management fees                                                 361,986          486,387          846,736          970,104
      Other                                                           151,198          179,758          371,310          307,567
                                                                  -----------      -----------      -----------       ----------
         Total expenses                                             8,332,351        7,768,366       15,663,732       15,490,048
                                                                  -----------      -----------      -----------       ----------
           Loss from operations                                    (3,598,662)      (2,022,968)      (5,489,123)      (3,842,868)

     Equity in net income of joint venture                            205,824          296,036          391,281          250,363
                                                                  -----------      -----------      -----------      -----------
     Net loss before extraordnary item                             (3,392,838)      (1,726,932)      (5,097,842)      (3,592,505)

     Gain on disposition of investment in real estate               7,535,652                0        7,535,652                0
                                                                  -----------      -----------      -----------      -----------
         Net income (loss)                                          4,142,814       (1,726,932)       2,437,810       (3,592,505)

           Income (loss) allocated to general partner                     534             (223)             314             (463)
                                                                  -----------      -----------      -----------      -----------

           Income (loss) allocated to limited partners            $ 4,142,280      $(1,726,709)     $ 2,437,496      $(3,592,042)
                                                                  ===========      ===========      ===========      ===========

       Net Income (Loss) Per Unit of Limited Partnership Interest:
          Loss before extraordinary items                         $   (437.56)     $   (222.71)     $   (657.45)     $   (463.31)
          Extraordinary income                                    $    971.84      $      0.00      $    971.84      $      0.00
                                                                  ===========      ===========      ===========      ===========
          Weighted Average Number of Units of Limited
             Partnership Interest Outstanding
                                                                        7,753            7,753            7,753            7,753
                                                                  ===========      ===========      ===========      ===========

                                                The accompanying notes are an integral part of these statements.

                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                        For the six months ended June 31, 1996 (Not Audited) and
        for the years ended December 31, 1995 and 1994 (Audited, but not covered by the report of independent public accountants)


      Limited Partners:
                                                                   Units of
                                                                  Partnership         Cumulative
                                                                   Interest              Cash        Accumulated
                                                            Number      Amount      Distributions      Earnings        Total

      Balance, December 31, 1993                            7,753    $119,968,973   $(97,728,323)   $    151,495    $22,392,145
       Net loss for the period                                -            -              -           (7,757,685)    (7,757,685)
                                                            -----    ------------   ------------    ------------    -----------
      Balance, December 31, 1994                            7,753     119,968,973    (97,728,323)     (7,606,190)    14,634,460
       Net loss for the period                                -            -              -           (3,342,849)    (3,342,849
                                                            -----    ------------   ------------    ------------    -----------
      Balance, December 31, 1995                            7,753     119,968,973    (97,728,323)    (10,949,039)    11,291,611
       Net income for the six month period                    -            -              -            2,437,496      2,437,496
                                                            -----    ------------   ------------    ------------    -----------
      Balance, June 30, 1996                                7,753    $119,968,973   $(97,728,323)   $ (8,511,543)   $13,729,107
                                                            =====    ============   ============    ============    ===========


      General Partner:
                                                                   Units of
                                                                  Partnership           Cumulative
                                                                   Interest                Cash       Accumulated
                                                            Number      Amount        Distributions     Earnings        Total


      Balance, December 31, 1993                              1           $10,000       $(24,559)        $  (990)      $(15,549)
       Net loss for the period                                -               -             -             (1,001)        (1,001)
                                                            -----         -------       --------         -------       --------
      Balance, December 31, 1994                              1            10,000        (24,559)         (1,991)       (16,550)
       Net loss for the period                                -              -              -               (431)          (431)
                                                            -----         -------       --------         -------       --------
      Balance, December 31, 1995                              1            10,000        (24,559)         (2,422)       (16,981)
       Net income for the six month period                    -              -              -                314            314
                                                            -----         -------       --------         -------       --------
      Balance, June 30, 1996                                  1           $10,000       $(24,559)        $(2,108)      $(16,667)
                                                            =====         =======       ========         =======       ========

                                    The accompanying notes are an integral part of these statements.


                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                 STATEMENTS OF CASH FLOWS (Not Audited)

                                                                                       For the Six Months Ended
                                                                                             June 30,
                                                                                   -------------------------------
                                                                                      1996                  1995
                                                                                   ----------            ---------
     Cash Flows From Operating Activities:
      Net Income (Loss)                                                           $ 2,437,810          $(3,592,505)
       Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Extraordinary gain on disposition of investment in real estate            (7,535,652)                   0
         Equity in net income of joint venture                                       (391,281)            (250,363)
         Depreciation and amortization                                              2,215,126            2,393,218
         Amortization of discount on mortgage notes payable                                 0              188,488
         Decrease in other assets                                                   2,254,633               53,009
         Increase in other liabilities                                                851,242            1,524,806
                                                                                  -----------          -----------
          Net cash provided by (used in) operating activities                        (168,122)             316,653
                                                                                  -----------          -----------

      Cash Flows From Investing Activities:
         Proceeds from sale of investment in real estate                              125,622                    0
         Capital additions to real estate                                            (946,282)          (1,141,737)
         Payments and distributions received from joint venture                       602,994              430,771
                                                                                  -----------          -----------
          Net cash used in investing activities                                      (217,666)            (710,966)
                                                                                  -----------          -----------

      Cash Flows From Financing Activities:
         Proceeds from mortgage notes payable                                       5,350,000                    0
         Proceeds from short-term loan                                              1,038,370                    0
         Retirement of mortgage note payable                                       (5,173,235)                   0
         Principal payments on mortgage notes payable                              (2,893,267)            (347,792)
         Repayment of short-term loan                                              (1,038,370)                   0
                                                                                  -----------          -----------
          Net cash used in financing activities                                    (2,716,502)            (347,792)
                                                                                  -----------          -----------
      Net decrease in cash and cash equivalents                                    (3,102,290)            (742,105)
        Cash and cash equivalents at beginning of period                            3,304,968            1,074,985
                                                                                  -----------          -----------
        Cash and cash equivalents at end of period                                $   202,678          $   332,880
                                                                                  ===========          ===========
      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                 $ 3,629,961          $ 4,018,476
                                                                                  ===========          ===========

     Supplemental disclosures of non-cash investing and financing activities:
         The disposition of International Jewelry Center, to the extent of the release from liability for the underlying mortgage noted secured by the property, represents non-cash investing and financing activity which has been excluded from the statements of cash flows.

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

                 The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Mortgage Notes Payable
         ----------------------

                 During the quarter ended June 30, 1996, the Registrant refinanced the mortgage note secured by Plantation Shopping Center. The existing mortgage note, with a balance of $5,173,000, was retired and a short-term secured note of $5,350,000 obtained from a bank was placed on the property. The Registrant expects to evaluate the potential for a sale of the shopping center or to refinance the new short-term loan with more conventional long-term financing prior to the maturity of the note at the end of 1997.

(3)      Gain on Disposition of Investment in Real Estate
         ------------------------------------------------

                 As previously reported, cash flow generated by International Jewelry Center, located in Los Angeles, California, had not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993, and since then had been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995 and a Notice of Trustee's Sale on April 24, 1996. Negotiations with the lender were concluded on May 22, 1996, when the title to the property was transferred to a designee of the lender. Consideration for this conveyance was $238,000, subject to the first leasehold note and deed of trust, the balance of which was $33,898,520, and the assumption by the designee of the ground lease. The Registrant had a gain of $7,536,000 associated with the disposition. The disposition will have negative tax consequences for some partners.

         Please refer also to the Liquidity and Capital Resources section of the Management Discussion and Analysis.

(4)      Commitments and Contingencies
         -----------------------------

                 The Registrant is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position and results of operations.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                    ----------------------------------------

         General
         -------

                 The financial statements as of and for the three and six months ended June 30, 1996 reflect the operations of three office properties, including the International Jewelry Center (See Footnote 3 of the Financial Statements), one shopping center, two residential garden apartment properties and two joint ventures. The financial statements as of and for the three and six months ended June 30, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures.

                 Total revenues for the three months ended June 30, 1996 decreased $1,011,000 to approximately $4,734,000 from approximately $5,745,000 for the three months ended June 30, 1995. Net income after gain on disposition of real estate increased $5,870,000 to net income of approximately $4,143,000 from a net loss of approximately $1,727,000 for the three months ended June 30, 1995.

                 Total revenues for the six months ended June 30, 1996 decreased $1,472,000 to approximately $10,175,000 from approximately $11,647,000 for the six months ended June 30, 1995. Net income after gain on disposition of real estate increased $6,031,000 to net income of approximately $2,438,000 from a net loss of approximately $3,593,000 for the six months ended June 30, 1995.

                 Changes in total revenues and net income/loss are substantially attributable to the sale of Sahara Palms Apartments in December, 1995, and the disposition of the International Jewelry Center in May, 1996.

         Liquidity and Capital Resources
         -------------------------------

                 As of June 30, 1996, the Registrant had cash and cash equivalents of $203,000 in addition to $1,112,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $3,135,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1995. The decrease is primarily due to the payment of a required principal reduction of $1,500,000 paid to the former lender of the mortgage note secured by Plantation Shopping Center, payment of $1,038,370 to reimburse the letter of credit securing the financing for 1010 Market Street office building, and approximately $355,000 of mortgage principal paid through regularly scheduled payments. In addition, the Registrant made expenditures of approximately $946,000 for capital additions to existing properties during the period.

                 Debt at June 30, 1996 consisted of approximately $61 million of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant, and a note of $5,350,000 secured by Plantation Shopping Center. Payment terms of the new note include interest only, based upon a fixed spread over a LIBOR index, until the maturity of the note at the end of 1997. The Registrant will evaluate the possibility of a sale of the property or more conventional long term financing before the term of the note expires. The Registrant is negotiating with the current lender for the mortgage loan secured by Meadowwood Apartments to extend the maturity of the loan, increase the loan amount, and reduce the interest rate. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $112,000 for the last two fiscal quarters of 1996. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

                 Office markets where the Registrant owns properties have experienced and are likely to continue experiencing extended periods of high vacancy rates, significantly lower effective rental rates, reduced demand, and high risks of tenant failures and overbuilding. New leases and renewals of existing leases are being made on terms that are significantly more in favor of tenants with reduced rental rates, periods of free or reduced rent, and costs of altering and improving rented premises being borne by the landlord. Consequently, rental revenues, for certain properties, in recent years have been and may continue to be insufficient to cover operating costs, tenant improvement costs and other capital expenditures, and scheduled debt service payments. Funds generated from other sources, including, but not limited to, sales or joint venturing of real estate investments or additional secured or unsecured borrowing, have at times been utilized to offset cash flow deficits resulting from operating these properties.

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

                 During 1996 and the first seven months of 1997, leases for approximately 170,000 square feet of space at 1010 Market Street expire. Included in this total is one tenant previously occupying approximately 35,000 square feet which it vacated by late 1995, although it paid rent through the expiration of its lease in March 1996. As such, operating cash flow from the 1010 Market Street office building is no longer sufficient to cover debt service in 1996.

                 The Registrant stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May, 1996. The lender filed a Notice of Default on May 9, and a notice of Acceleration of Debt on May 22, 1996. The lender then drew the full amount, $1,038,000, of the irrevocable letters of credit which served as additional collateral securing the financing for the 1010 Market Street office building. The Registrant secured a short-term loan from a bank to reimburse the draw on the letter of credit, then repaid the short-term loan in full by the end of the quarter. On August 1, 1996, the lender filed a Notice of Foreclosure Sale to take place on August 28, 1996. The Registrant is currently in negotiations to return title to the property to the lender. Such a transfer of title will have negative tax consequences for some partners.

                 Cash flow from the Registrant's apartment properties has been increasing moderately, reflecting the strong Atlanta and Reno apartment submarkets. Based upon the refinancing of the loan with a significantly lower interest rate and debt service requirement, Plantation Center is expected to generate positive cash flow for the balance of 1996. The disposition of International Jewelry Center from the Registrant's portfolio of investments will not have a significant impact on cash flows since, during recent years, the Registrant paid debt service to the lender equal to the cash flow from the operations of the property. Although it expects to generate sufficient cash flow from all sources to cover possible shortfalls at certain commercial properties in 1996, the Registrant has elected and may continue to elect not to fund such deficits for certain properties.


         Holiday Park Apartments
         -----------------------

                 Total revenues for the three months ended June 30, 1996 increased $10,000 to $276,000 from $266,000 for the three months ended June 30, 1995. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1996 decreased $13,000 to $16,000 from $29,000 for the three months ended June 30, 1995. The increase in revenues is primarily a result of a stronger apartment market as evidenced by rental increases implemented at the property during the year which increased revenues $4,000, while average occupancy at the property increased, which increased income $5,000. The decrease in net loss is primarily due to the increased revenues and decreases in repairs and maintenance expense of $4,000.

                 Total revenues for the six months ended June 30, 1996 increased $18,000 to $549,000 from $531,000 for the six months ended June 30, 1995. Net loss after depreciation and mortgage interest expense decreased $28,000 to $42,000 from $70,000 for the six months ended June 30, 1995. The increase in revenues is primarily due to the stronger apartment market as discussed above, as rental increases implemented at the property increased revenues $10,000, and increased occupancy increased revenues $7,000. The decrease in net loss is primarily due to the increase in revenue as well as decreases in expenses, primarily a decrease in repairs and maintenance expense of $10,000.

         Meadow Wood Apartments
         ----------------------

                 Total revenues for the three months ended June 30, 1996 increased $16,000 to $1,122,000 from $1,106,000 for the three months ended June 30, 1995. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1996 increased $40,000 to $47,000 from $7,000 for the three months ended June 30, 1995. The increase in revenues is primarily a result of increases in rental rates implemented at the property which increased revenues by $72,000, but were partially offset by increases in vacancies which decreased revenues by $54,000. The increase in net loss was primarily the result of increased costs of repairs and maintenance at the property of $37,000, utilities expense of $13,000, and increased administrative expenses of $8,000.

                 Total revenues for the six months ended June 30, 1996 increased $44,000 to $2,271,000 from $2,227,000 for the six months ended June 30, 1995. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 1996 increased $12,000 to $26,000 from $14,000 for the six months ended June 30, 1995. The increase in revenues is the result of increased rental rates implemented at the property, which increased revenues by $133,000, but which were partially offset by increased vacancies which decreased revenues $91,000. The increase in net loss is primarily a result of increases in property operating costs, such as increases in repairs and maintenance of $69,000, which were partially offset by decreases in utilities expense of $9,000 and interest expense of $5,000.

         International Jewelry Center
         ----------------------------

                 The partnership transferred title of the International Jewelry Center on May 22, 1996 through negotiations with the former lender which resulted in a net gain on disposition of $7,536,000. (Please refer to Footnote 3 of the Financial Statements.)

         Total revenues for the three months ended June 30, 1996 decreased $700,000 to $1,094,000 from $1,794,000 for the three months ended June 30, 1995. Net loss before the gain on disposition and after depreciation and mortgage interest expense for the three months ended June 30, 1996 increased $2,113,000 to $2,772,000 from $659,000 for the three months ended June 30, 1995.

                 Total revenues for the six months ended June 30, 1996 decreased $600,000 to $2,853,000 from $3,453,000 for the six months ended June 30, 1995. Net loss before the gain on disposition and after depreciation and mortgage interest expense for the six months ended June 30, 1996 increased $2,322,000 to $3,798,000 from $1,476,000 for the six months ended June 30, 1995.

                 Due to the disposition of the property by the Registrant, the reporting period for the International Jewelry Center ended on May 22, 1996. The changes in revenues and net income are substantially due to the shortened reporting periods. Also included in the reporting periods is a write-off of bad debt expense of $1,931,000 which increased the net losses for the reporting periods.


         Plantation Shopping Center
         --------------------------

                 Total revenues for the three months ended June 30, 1996 increased $75,000 to $442,000 from $367,000 for the three months ended June 30, 1995. Net income after depreciation and mortgage interest expense for the three months ended June 30, 1996 increased $139,000 to net income of $7,000 from a net loss of $132,000 for the three months ended June 30, 1995. The increase in revenues was primarily due to an increase in rental rates on new and renewal leases at the property which increased income $133,000, but was partially offset by decreases in escalation income of $36,000 and a decrease in average occupancy of approximately 5% to 76% from 81% for the comparable period a year earlier, which decreased income $23,000. The increase in net income was primarily due to the increase in revenues and a decrease in interest expense of $100,000. The increases in net income were partially offset by increases in operating expenses, primarily repairs and maintenance of $19,000 and depreciation expense of $19,000.

                 Total revenues for the six months ended June 30, 1996 increased $85,000 to $849,000 from $764,000 for the six months ended June 30, 1995. Net income after depreciation and mortgage interest expense for the six months ended June 30, 1996 increased $236,000 to net income of $9,000 from a net loss of $227,000 for the six months ended June 30, 1995. The increased revenues were primarily the result of increased rental rates negotiated on new and renewal leases at the property which increased income $134,000, and increases in miscellaneous income of $19,000. The increases in income were partially offset by a decrease in average occupancy of approximately 4% to 76% from 80% for the period a year earlier which decreased income $35,000, and decreases in escalation income of $33,000. The increase in net income was due to the increased revenues and a decrease in interest expense of $204,000, which were partially offset by increases in depreciation expense of $40,000 and repairs and maintenance expense of $17,000.

         The decreases in interest expense were primarily due to the payment of a required principal reduction of $1,500,000 on the mortgage note secured by the property in February, 1996. This note was refinanced during the quarter. (Refer also the Liquidity and Capital Resources Section and Footnote 2 of the Financial Statements.)


         1010 Market Street
         ------------------

                 Total revenues for the three months ended June 30, 1996 decreased $8,000 to $1,421,000 from $1,429,000 for the three months ended June 30, 1995. Net loss after depreciation and mortgage interest expense increased $360,000 to $540,000 from $180,000 for the three months ended June 30, 1995. The decrease in revenues was primarily due to a decrease in average occupancy of 9% to 77% from 86% for the comparable period a year earlier. The decrease in occupancy decreased revenues $147,000, and decreases in escalation and other income decreased revenues $30,000, however, these decreases were almost entirely offset by increases in income due to increased rental rates negotiated on new and renewal leases at the property, which increased revenues $169,000. The increase in net loss was primarily due to an increase in interest expense of $361,000.

                 Total revenues for the six months ended June 30, 1996 decreased $51,000 to $2,874,000 from $2,925,000 for the six months ended June 30, 1995. Net loss after depreciation and mortgage interest expense increased $382,000 to $712,000 from $330,000 for the six months ended June 30, 1995. The decrease in revenues was primarily due to a decrease in average occupancy of 5% to 82% from 87% for the six months ended June 30, 1995. The decrease in occupancy decreased revenues $137,000, and decreases in escalation and other income decreased revenues $48,000, however, these decreases were partially offset by increases in income due to increased rental rates negotiated on new and renewal leases at the property, which increased revenues $130,000. The increase in net loss was primarily due to the decreased revenue and increases in interest expense of $325,000, which were partially offset by decreases in operating expenses, primarily decreases in repairs and maintenance of $32,000 and depreciation expense of $23,000.

                 As previously discussed, the Registrant stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May, 1996. (Refer also the Liquidity and Capital Resources Section.)


         Cherry Hill Office Center
         -------------------------

                 Total revenues for the three months ended June 30, 1996 increased $41,000 to $365,000 from $324,000 for the three months ended June 30, 1995. Net income after depreciation and mortgage interest expense increased $18,000 to $33,000 from $15,000 for the three months ended June 30, 1995. The increase in revenues was primarily due to an increase in average occupancy of 6% to 76% from 70%, which increased revenues by $30,000, and increases in escalation income of $13,000. The increase in net income was due to the increase in revenues and a decrease in utilities expense of $33,000, partially offset by increases in other operating expenses, primarily increases in real estate taxes of $30,000, payroll and related costs of $7,000, depreciation expense of $7,000, and professional fees of $3,000.

                 Total revenues for the six months ended June 30, 1996 increased $65,000 to $732,000 from $667,000 for the six months ended June 30, 1995. Net income for the six months ended June 30, 1996 decreased $47,000 to $24,000 from $71,000 for the six months ended June 30, 1995. The increase in revenues was primarily due to an increase in average occupancy of 2% to 75% from 73%, which increased income by $26,000, increases in rental rates negotiated on new and renewal leases which increased income $21,000, increases in escalation income of $13,000, and increases in other income of $5,000. The decrease in net income was due to increases in operating expenses, primarily increases in utilities expense of $37,000, repairs and maintenance of $32,000, depreciation expense of $16,000, and payroll and related costs of $13,000.

         Investment in Joint Venture
         ---------------------------

                 Equity in net income of joint venture for the three months ended June 30, 1996 decreased $90,000 to $206,000 from $296,000 for the three months ended June 30, 1995. The decrease in net income is primarily due to increases in property operating expenses, primarily utilities of $38,000, repairs and maintenance of $22,000, payroll and related costs of $14,000.

                 Equity in net income of joint venture for the six months ended June 30, 1996 increased $141,000 to $391,00 from $250,000 for the six months ended June 30, 1995. The increase in income for the six month period reflects the strong Atlanta apartment market as increases in rental rates implemented at the property increased revenues $172,000, while occupancy remained high. The increase in revenues was partially offset by increases in operating expenses, primarily utilities expense which increased $60,000 over the six month period ending June 30, 1995.

                          PART II - OTHER INFORMATION




           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    ---------------------------------


         (a)     Exhibits
                 None


         (b)     Reports on Form 8-K
                 During the quarter ended June 30, 1996, the Registrant filed Form 8-K to report the disposition of International Jewelry Center. Included in the report was a pro forma Balance Sheet, restated to reflect the removal of the assets and liabilities of the International Jewelry Center, and pro forma Statements of Operations for both the three months ended March 31, 1996 and the year ended December 31, 1995, restated to reflect the results of operations of the Registrant as if the disposition has been consummated at the beginning of the periods presented. The report was dated May 22, 1996.

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






                                          SB PARTNERS
                                          -------------------------------
                                          (Registrant)



                                      By: SB PARTNERS REAL ESTATE CORPORATION
                                          -----------------------------------
                                          General Partner







Dated: August 14, 1996               By: /s/ John H. Streicker
                                         -------------------------------
                                         John H. Streicker
                                         President



Dated: August 14, 1996               By: /s/ Elizabeth B. Longo
                                         -------------------------------
                                         Elizabeth B. Longo
                                         Chief Financial Officer



Dated: August 14, 1996               By: /s/ George N. Tietjen
                                         -------------------------------
                                         George N. Tietjen  III
                                         Vice President and Controller