Form 10-Q
period 1996-09-30
SB PARTNERS
filed 1996-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended    September 30, 1996      Commission File Number  0-8952
                  -----------------------                            ------

                             SB PARTNERS
--------------------------------------------------------------------------

           New York                                13-6294787
--------------------------------               ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
---------------------------------------            -----------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
                                                       -------------------


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




                                  SB PARTNERS

                                     INDEX



Part I        Financial Information

              Balance Sheets
                      September 30, 1996 and December 31, 1995  . . . . .  1

              Statements of Operations
                      For the three and nine months ended September 30,
                      1996 and 1995 . . . . . . . . . . . . . . . . . . .  2

              Statements of Changes in Partners' Capital
                      For the years ended December 31, 1994 and 1995
                      and the nine months ended September 30, 1996  . . .  3

              Statements of Cash Flows
                      For the nine months ended September 30, 1996
                      and 1995  . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements . . . . . . . . . . . . .  5 - 6

              Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    7 - 13


Part II       Other Information . . . . . . . . . . . . . . . . . . . . .  14


                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                             BALANCE SHEETS
                                                  September 30, 1996 (Not Audited) and
                          December 31, 1995 (Audited, but not covered by the report of independent accountants)
                                                                                  September 30,      December 31,
                                                                                       1996              1995
                                                                                  -------------     -------------
      Assets:
        Investments -
          Real Estate, at cost
          Land                                                                      $  5,113,690      $ 12,092,365
          Buildings, furnishings and improvements                                     44,779,470       140,331,546
          Less - accumulated depreciation and valuation allowance                    (17,868,194)      (45,560,951)
                                                                                    ------------      ------------
                                                                                      32,024,966       106,862,960

          Investment in joint venture                                                 10,547,412        10,697,225
                                                                                    ------------      ------------
                                                                                      42,572,378       117,560,185
        Other assets-
         Cash and cash equivalents                                                       162,110         3,304,968
         Accounts receivable, accrued interest and other                               2,766,120         6,394,068
                                                                                    ------------      ------------
              Total assets                                                          $ 45,500,608      $127,259,221
                                                                                    ============      ============
     Liabilities:

         Mortgage notes payable                                                     $ 27,173,372      $103,407,513
         Accounts payable and accrued expenses                                         1,331,082        11,271,026
         Tenants security deposits                                                       287,890         1,306,052
                                                                                    ------------      ------------
               Total liabilities                                                      28,792,344       115,984,591
                                                                                    ------------      ------------

      Partners' Capital:
      Units of partnership interest without par value;
         Limited partners - 7,753 units                                               16,724,544        11,291,611
         General partner - 1 unit                                                        (16,280)          (16,981)
                                                                                    ------------      ------------
                                                                                      16,708,264        11,274,630
                                                                                    ------------      ------------
               Total liabilities & partners' capital                                $ 45,500,608      $127,259,221
                                                                                    ============      ============

                                  The accompanying notes are an integral part of these balance sheets.


                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                 STATEMENTS OF OPERATIONS (Not Audited)

                                                                        For The Three Months             For The Nine Months
                                                                         Ended September 30,             Ended September 30,
                                                                   ----------------------------    ------------------------------
                                                                      1996             1995             1996             1995
                                                                    --------         --------         --------         --------
      Revenues:
      Rental income                                               $ 2,909,240      $ 5,528,258      $12,785,586      $16,814,973
      Interest on short-term investments                                8,588            3,230           42,785           32,054
      Other                                                           123,155          153,558          387,221          485,199
                                                                  -----------      -----------      -----------      -----------
         Total revenues                                             3,040,983        5,685,046       13,215,592       17,332,226
                                                                  -----------      -----------      -----------      -----------
      Expenses:
      Interest on mortgage notes payable                            1,476,089        2,911,148        6,454,228        8,656,154
      Real estate operating expenses                                1,908,417        2,720,011        8,489,955        7,834,844
      Depreciation and amortization                                   632,705        1,192,966        2,847,831        3,586,184
      Real estate taxes                                               154,803          490,251          825,686        1,449,571
      Management fees                                                 378,347          487,463        1,225,083        1,457,567
      Other                                                            23,216           51,180          394,526          358,747
                                                                  -----------      -----------      -----------       ----------
         Total expenses                                             4,573,577        7,853,019       20,237,309       23,343,067
                                                                  -----------      -----------      -----------       ----------
           Loss from operations                                    (1,532,594)      (2,167,973)      (7,021,717)      (6,010,841)

     Equity in net income of joint venture                            112,972          281,109          504,253          531,472
                                                                  -----------      -----------      -----------      -----------
     Net loss before extraordinary items                           (1,419,622)      (1,886,864)      (6,517,464)      (5,479,369)

     Gain on dispositions of investments in real estate             4,415,446                0       11,951,098                0
                                                                  -----------      -----------      -----------      -----------
         Net income (loss)                                          2,995,824       (1,886,864)       5,433,634       (5,479,369)

           Income (loss) allocated to general partner                     386             (243)             701             (707)
                                                                  -----------      -----------      -----------      -----------

           Income (loss) allocated to limited partners            $ 2,995,438      $(1,886,621)     $ 5,432,933      $(5,478,662)
                                                                  ===========      ===========      ===========      ===========

       Net Income (Loss) Per Unit of Limited Partnership Interest:
          Loss before extraordinary items                         $   (183.08)     $   (243.34)     $   (840.53)     $   (706.65)
          Extraordinary income                                    $    569.44      $      0.00      $  1,541.28      $      0.00
                                                                  ===========      ===========      ===========      ===========
          Weighted Average Number of Units of Limited
             Partnership Interest Outstanding
                                                                        7,753            7,753            7,753            7,753
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

                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     For the nine months ended September 30, 1996 (Not Audited) and for the years ended December 31, 1995 and 1994 (Audited, but not covered by the report of independent public accountants)


      Limited Partners:
                                                            Units of
                                                           Partnership         Cumulative
                                                            Interest              Cash         Accumulated
                                                     Number      Amount      Distributions       Earnings         Total


      Balance, December 31, 1993                     7,753    $119,968,973   $(97,728,323)   $    151,495     $22,392,145
       Net loss for the period                         -            -              -           (7,757,685)     (7,757,685)
                                                     -----    ------------   ------------    ------------     -----------
      Balance, December 31, 1994                     7,753     119,968,973    (97,728,323)     (7,606,190)     14,634,460
       Net loss for the period                         -            -              -           (3,342,849)     (3,342,849)
                                                     -----    ------------   ------------    ------------     -----------
      Balance, December 31, 1995                     7,753     119,968,973    (97,728,323)    (10,949,039)     11,291,611
       Net income for the period                       -            -              -            5,432,933       5,432,933
                                                     -----    ------------   ------------    ------------     -----------
      Balance, September 30, 1996                    7,753    $119,968,973   $(97,728,323)   $ (5,516,106)    $16,724,544
                                                     =====    ============   ============    ============     ===========


      General Partner:
                                                            Units of
                                                           Partnership         Cumulative
                                                            Interest              Cash         Accumulated
                                                     Number      Amount      Distributions       Earnings         Total

      Balance, December 31, 1993                       1           $10,000       $(24,559)         $  (990)       $(15,549)
       Net loss for the period                         -               -             -              (1,001)         (1,001)
                                                     -----         -------       --------          -------        --------
      Balance, December 31, 1994                       1            10,000        (24,559)          (1,991)        (16,550)
       Net loss for the period                         -              -              -                (431)           (431)
                                                     -----         -------       --------          -------        --------
      Balance, December 31, 1995                       1            10,000        (24,559)          (2,422)        (16,981)
       Net income for the period                       -              -              -                 701             701
                                                     -----         -------       --------          -------        --------
      Balance, September 30, 1996                      1           $10,000       $(24,559)         $(1,721)       $(16,280)
                                                     =====         =======       ========          =======        ========

                                    The accompanying notes are an integral part of these statements.

                                                               SB PARTNERS
                                                    (a New York limited partnership)

                                                 STATEMENTS OF CASH FLOWS (Not Audited)

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                      -------------------------
                                                                                         1996           1995
                                                                                      ----------     -----------
     Cash Flows From Operating Activities:
      Net Income (Loss)                                                           $ 5,433,634          $(5,479,369)
       Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Extraordinary gain on disposition of investment in real estate           (11,951,098)                   0
         Equity in net income of joint venture                                       (504,253)            (531,472)
         Depreciation and amortization                                              2,847,831            3,586,184
         Amortization of discount on mortgage notes payable                                 0              289,243
         Decrease in other assets                                                   3,173,810             (194,487)
         Increase in other liabilities                                              1,168,407            3,593,934
                                                                                  -----------          -----------
          Net cash provided by operating activities                                   168,331            1,264,033
                                                                                  -----------          -----------

      Cash Flows From Investing Activities:
         Proceeds from dispositions of investments in real estate                      92,327                    0
         Capital additions to real estate                                          (1,335,369)          (1,980,286)
         Payments and distributions received from joint venture                       703,857              775,091
                                                                                  -----------          -----------
          Net cash used in investing activities                                      (539,185)          (1,205,195)
                                                                                  -----------          -----------

      Cash Flows From Financing Activities:
         Proceeds from mortgage notes payable                                       5,350,000                    0
         Proceeds from short-term loan                                              1,038,370                    0
         Retirement of mortgage note payable                                       (5,173,235)                   0
         Principal payments on mortgage notes payable                              (2,948,769)            (525,535)
         Repayment of short-term loan                                              (1,038,370)                   0
                                                                                  -----------          -----------
          Net cash used in financing activities                                    (2,772,004)            (525,535)
                                                                                  -----------          -----------
      Net decrease in cash and cash equivalents                                    (3,142,858)            (466,697)
        Cash and cash equivalents at beginning of period                            3,304,968            1,074,985
                                                                                  -----------          -----------
        Cash and cash equivalents at end of period                                $   162,110          $   608,288
                                                                                  ===========          ===========
      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                 $ 4,656,760          $ 6,058,623
                                                                                  ===========          ===========

     Supplemental disclosures of non-cash investing and financing activities:
         The dispositions of International Jewelry Center and 1010 Market Street, to the extent of the release from liability for the underlying mortgage notes secured by the properties,  represent non-cash investing and financing activity which has been excluded from the statements of cash flows.

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

                 The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Mortgage Notes Payable
         ----------------------

                 During the nine months period ended September 30, 1996, the Registrant refinanced the mortgage note secured by Plantation Shopping Center. The existing mortgage note, with a balance of $5,173,000, was retired and a short-term secured note of $5,350,000 obtained from a bank was placed on the property. Payment terms of the new note include interest only, based upon a fixed spread over a LIBOR index, until the maturity of the note at the end of 1997. The Registrant expects to evaluate the potential for a sale of the shopping center or to refinance the new short-term loan with more conventional long term financing prior to the maturity of the note.

(3)      Gain on Disposition of Investments in Real Estate
         -------------------------------------------------

                 As previously reported, the Registrant stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May, 1996. The lender, Connecticut General Life Insurance Company, filed a Notice of Default on May 9, and a notice of Acceleration of Debt on May 22, 1996. The lender then drew the full amount, $1,038,000, of the irrevocable letters of credit which served as additional collateral securing the financing for the 1010 Market Street office building. The Registrant secured a short-term loan from a bank to reimburse the draw on the letter of credit, then repaid the short-term loan in full before the end of the second quarter. On August 1, 1996, the lender filed a Notice of Foreclosure Sale. Title to the property was taken by the lender on August 28, 1996 in a foreclosure sale. The Registrant had a gain of $4,415,000 as a result of the disposition of this investment in real estate. The foreclosure will have negative tax consequences for some partners.

                 Also as previously reported, cash flow generated by International Jewelry Center, located in Los Angeles, California, had not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993, and since then had been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995 and a Notice of Trustee's Sale on April 24, 1996. Negotiations with the lender were concluded on May 22, 1996, when the title to the property was transferred to a designee of the lender. Consideration for this conveyance was $238,000, subject to the first leasehold note and deed of trust, the balance of which was $33,898,520, and the assumption by the designee of the ground lease. The Registrant had a gain of $7,536,000 associated with the disposition. The disposition will have negative tax consequences for some partners.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                 ----------------------------------------------

         General
         -------

                 The financial statements as of and for the three months ended September 30, 1996 reflect the operations of two office properties, including the 1010 Market Street office building (See Footnote 3 of the Financial Statements), one shopping center, two residential garden apartment properties and two joint ventures. The financial statements as of and for the nine months ended September 30, 1996 reflect the operations of three office properties, including the International Jewelry Center and 1010 Market Street office building (See Footnote 3 of the Financial Statements), one shopping center, two residential
         garden apartment properties and two joint ventures.        The
         financial statements for the three and nine months ended September 30, 1995 reflect the operations of three office properties, one shopping center, three residential garden apartment properties and two joint ventures.

                 Total revenues for the three months ended September 30, 1996 decreased $2,644,000 to approximately $3,041,000 from approximately $5,685,000 for the three months ended September 30, 1995. Net income after gain on disposition of investments in real estate for the three months ended September 30, 1996 increased $4,883,000 to approximately $2,996,000 from a net loss of approximately $1,887,000 for the three months ended September 30, 1995.

                 Total revenues for the nine months ended September 30, 1996 decreased $4,117,000 to approximately $13,216,000 from approximately $17,332,000 for the nine months ended September 30, 1995. Net income after gain on disposition of investments in real estate for the nine months ended September 30, 1996 increased $10,913,000 to approximately $5,434,000 from a net loss of approximately $5,479,000 for the nine months ended September 30, 1995.

                 Changes in total revenues and net income/loss are substantially attributable to the sale of Sahara Palms Apartments in December, 1995, the disposition of the International Jewelry Center in May, 1996, and the disposition of 1010 Market Street in August, 1996.

         Liquidity and Capital Resources
         -------------------------------

                 As of September 30, 1996, the Registrant had cash and cash equivalents of $162,000 in addition to $669,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $3,619,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1995. The decrease is primarily due to the payment of a required principal reduction of $1,500,000 paid to the former lender of the mortgage note secured by Plantation Shopping Center, payment of $1,038,370 to reimburse the letter of credit securing the financing for 1010 Market Street office building, and approximately $410,000 of mortgage principal paid through regularly scheduled payments. In addition, the Registrant made expenditures of approximately $1,335,000 for capital additions to existing properties during the period.

                 Debt at September 30, 1996 consisted of approximately $22 million of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant, and a note of $5,350,000 secured by Plantation Shopping Center. The Registrant will evaluate the possibility of a sale of Plantation or more conventional long term financing before the term of the note expires at the end of 1997. The Registrant is negotiating with the current lender for the mortgage loan secured by Meadowwood Apartments to extend the maturity of the loan, increase the loan amount, and reduce the interest rate. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $56,000 for the last quarter of 1996. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

                 Cash flow from the Registrant's apartment properties has been increasing moderately, reflecting the strong Atlanta and Reno apartment submarkets. Based upon the refinancing of the loan with a significantly lower interest rate and debt service requirement, Plantation Center is expected to generate positive cash flow for the balance of 1996. The disposition of International Jewelry Center from the Registrant's portfolio of investments will not have a significant impact on cash flows since, during recent years, the Registrant paid debt service to the lender equal to the cash flow from the operations of the property. Likewise, the elimination of 1010 Market Street office building is not expected to have a significant impact on the future cash flows of the Registrant. The Registrant's remaining properties are expected to generate sufficient cash flow to cover operating, financing and capital improvement costs for the foreseeable future.


         Holiday Park Apartments
         -----------------------

                 Total revenues for the three months ended September 30, 1996 increased $5,000 to approximately $270,000 from $265,000 for the three months ended September 30, 1995. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1996 decreased $6,000 to $29,000 from $35,000 for the three months ended September 30, 1995. The increase in revenues is primarily a result of a stronger apartment market as evidenced by rental increases implemented at the property during the year which increased revenues $5,000, while average occupancy remained unchanged from the prior year. The decrease in net loss was primarily due to the increased revenues and a decrease in mortgage interest expense of $1,000.

                 Total revenues for the nine months ended September 30, 1996 increased $23,000 to $819,000 from $796,000 for the nine months ended September 30, 1995. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1996 decreased $34,000 to $71,000 from $105,000 for the nine months ended September 30, 1995. The increase in revenues is primarily a result of a stronger apartment market as discussed above, as rental increases implemented at the property increased revenues $14,000, increased occupancy during the nine month period increased revenues $6,000, and increases in miscellaneous income increased revenues $3,000. The decrease in net loss was primarily due to the increased revenue and decreases in repairs and maintenance costs of $9,000, and interest expense of $2,000.

         Meadow Wood Apartments
         ----------------------

                 Total revenues for the three months ended September 30, 1996 increased $86,000 to $1,190,000 from $1,104,000 for the three months ended September 30, 1995. Net income after depreciation and mortgage interest expense for the nine months ended September 30, 1996 increased $57,000 to $36,000 from a net loss of $21,000 for the three months ended September 30, 1995. The increase in revenues is primarily due to the implementation of increased rental rates at the property which increased revenues $72,000, and increases in miscellaneous income which increased revenues $14,000. The increase in net income is primarily due to the increased revenues which were partially offset by increases in repairs and maintenance costs of $26,000, and increases in payroll expense of $6,000, partially offset by decreased interest expense of $3,000.

                 Total revenues for the nine months ended September 30, 1996 increased $131,000 to $3,461,000 from $3,330,000 for the nine months ended September 30, 1995. Net income after depreciation and mortgage interest expense for the nine months ended September 30, 1996 increased $44,000 to net income of $9,000 from a net loss of $35,000 for the nine months ended September 30, 1995. The increase in revenues is primarily the result of a strong apartment market as evidenced by increases in rental rates implemented at the property during the last year which increased revenues by $205,000, and increases in miscellaneous income which increased income $17,000. These increases were partially offset by decreased occupancy during the year which decreased revenues $91,000. The increase in net income is primarily due to the increased revenues and decreases in mortgage interest expense of $7,000, partially offset by increases in repairs and maintenance costs of $95,000.

         International Jewelry Center
         ----------------------------

                 The Registrant transferred title to the International Jewelry Center on May 22, 1996 through negotiations with the former lender which resulted in a net gain on disposition of $7,536,000. (Please refer to Footnote 3 of the Financial Statements.)

                 Total revenues for the three months ended September 30, 1996 decreased to $-0- from $1,702,000 for the three months ended September 30, 1995. Net loss for the three months ended September 30, 1996 decreased to $-0- from $840,000 for the three months ended September 30, 1995. There was no reportable activity for the quarter for the International Jewelry Center due to the disposition earlier in the year.

                 Total revenues for the nine months ended September 30, 1996 decreased $2,302,000 to $2,853,000 from $5,155,000 for the nine months ended September 30, 1995. Net loss before the gain on disposition and after depreciation and mortgage interest expense for the nine months ended September 30, 1996 increased $1,141,000 to $3,482,000 from $2,341,000 for the nine months ended September 30, 1995.

                 Due to the disposition of the property by the Registrant, the reporting period for the International Jewelry Center ended on May 22, 1996. The changes in revenues and net loss are substantially due to the shortened reporting periods. Also included in the activity for the reporting period is a write-off of bad debt expense of $1,931,000 which increased the net loss reported for the nine months ended September 30, 1996.


         Plantation Shopping Center
         --------------------------

                 Total revenues for the three months ended September 30, 1996 decreased $101,000 to $233,000 from $334,000 for the three months ended September 30, 1995. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1996 decreased $98,000 to $78,000 from $176,000 for the three months ended September 30, 1995. The decrease in total revenues was primarily due to decreases in rental rates for new and renewal leases at the property which decreased revenues $64,000, a decrease in average occupancy of approximately 10.4% to 70.5% from 80.9% for the period a year earlier which decreased revenues $28,000, and decreases in escalation income which decreased revenues $9,000. The decrease in net loss is primarily due decreases in interest expense of $214,000 and professional fees of $9,000, partially offset by the decrease in revenue and an increase in depreciation expense of $26,000.

                 Total revenue for the nine months ended September 30, 1996 decreased $16,000 to $1,082,000 from $1,098,000 for the nine months ended September 30, 1995. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1996 decreased $335,000 to $68,000 from $403,000 for the nine months ended September 30, 1995. The decrease in total revenues was primarily due to a decrease in average occupancy of 4% to 76% for the nine months ended September 30, 1996 from 80% for the period a year earlier, which decreased income $40,000. In addition, lower escalation income decreased revenues $40,000. These decreases in revenue were partially offset by increases in participation rents of $15,000, and increases in rental rates charged at the property for new and renewal leases which increased revenues $47,000. The decrease in net loss is primarily due to decreases in mortgage interest expense of $418,000, partially offset by increases in depreciation expense of $67,000, and the decrease in revenues.

         1010 Market Street
         ------------------

                 The Registrant returned title to the property to the lender on August 28, 1996 in a foreclosure sale which resulted in a net gain of approximately $4,415,000. (Please refer to Footnote 3 of the Financial Statements.)

                 Total revenues for the three months ended September 30, 1996 decreased $505,000 to $942,000 from $1,447,000 for the three months ended September 30, 1995. Net loss before gain on disposition and after depreciation and mortgage interest expense for the three months ended September 30, 1996 increased $1,764,000 to $1,963,000 from $199,000 for the three months ended September 30, 1995.

                 Total revenue for the nine months ended September 30, 1996 decreased $556,000 to $3,816,000 from $4,372,000 for the nine months ended September 30, 1995. Net loss before gain on disposition and after depreciation and mortgage interest expense for the nine months ended September 30, 1996 increased $1,154,000 to $1,682,000 from $528,000 for the nine months ended September 30, 1995.

                 Due to the disposition of the property by the Registrant, the reporting period for 1010 Market Street office building ended on August 28, 1996. The changes in revenues and net loss are substantially due to the shortened reporting periods. Also included in the activity for the reporting period is a write-off of bad debt expense of approximately $600,000 which increased the net loss reported for the periods.

         Cherry Hill Office Center
         -------------------------

                 Total revenues for the three months ended September 30, 1996 increased $50,000 to $392,000 from $342,000 for the three months ended September 30, 1995. Net income after depreciation and mortgage interest expense increased $18,000 to $30,000 from $12,000 for the three months ended September 30, 1995. The increase in revenues was primarily due to an increase in average occupancy of 6% to 79% for the quarter ended September 30, 1996 from 73% for the comparable period in 1995, which increased revenues $31,000, and increases in rental rates charged on new and renewal leases which increased revenues $18,000. The increase in net income was primarily due to the increased revenues, partially offset by increases in repairs and maintenance costs of $18,000, depreciation expense of $7,000, and professional fees of $7,000.

                 Total revenues for the nine months ended September 30, 1996 increased $115,000 to $1,124,000 from $1,009,000 for the nine months ended September 30, 1995. Net income after depreciation and mortgage interest expense decreased $30,000 to $53,000 from $83,000 for the nine months ended September 30, 1995. The increase in total revenues was primarily due to increases in base rent charged to tenants on new and renewal leases which increased revenues by $51,000, an increase in average occupancy of 4% to 79% for the nine months ended September 30, 1996 from 75% for the period a year earlier which increased revenues $46,000. Additionally, there were increases in escalation income of $13,000 and miscellaneous income of $4,000. The decrease in net income is primarily due to increased operating expenses, including increases in repairs and maintenance costs of $49,000, utilities expense of $36,000, depreciation and amortization expense of $25,000, payroll and related costs of $15,000, professional fees of $8,000, administrative expenses of $5,000, insurance expense of $5,000, and real estate taxes of $2,000. The increased expenses were partially offset by the increased revenues.


         Investment in Joint Venture
         ---------------------------

                 Equity in net income of joint venture for the three months ended September 30, 1996 decreased $168,000 to $113,000 from $281,000 for the three months ended September 30, 1995. The decrease is primarily due to a decrease in occupancy of 9% to 87% at September 30, 1996 as compared to 96% for the previous year. Lower occupancy is attributable decreased demand for housing in the Atlanta area due to the conclusion of the Olympic Games, and reduced income $65,000 as compared to the period a year earlier. In addition, net income was lower due to increases in operating expenses, primarily increases in utilities expense of $44,000, repairs and maintenance costs of $27,000, and depreciation expense of $4,000.

                 Equity in net income of joint venture for the nine months ended September 30, 1996 decreased $27,000 to $504,000 from $531,000 for the three months ended September 30, 1995. The decrease is attributable to an increase in depreciation expense of $15,000 and a decrease of $11,000 in interest income earned by the venture.

                          PART II - OTHER INFORMATION




           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    ---------------------------------

                                  (a)      Exhibits
                                           None

                                  (b)      Reports on Form 8-K

                                                                   Financial
                             Date             Event Reported       Statements
                             ----             --------------       ----------
                             May 22, 1996     Property Disposition     Yes
                             August 29, 1996  Property Disposition     Yes

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






                                         SB PARTNERS
                                          -------------------------------
                                         (Registrant)



                                       By:SB PARTNERS REAL ESTATE CORPORATION
                                         -----------------------------------
                                                              General Partner







Dated: November 14, 1996              By:/s/ John H. Streicker
                                         -------------------------------
                                         John H. Streicker
                                         President



Dated: November 14, 1996              By:/s/ Elizabeth B. Longo
                                         -------------------------------
                                         Elizabeth B. Longo
                                         Chief Financial Officer



Dated: November 14, 1996              By:/s/ George N. Tietjen
                                         -------------------------------
                                         George N. Tietjen  III
                                         Vice President and Controller