Form 10-K
period 1996-12-31
SB PARTNERS
filed 1997-03-31
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996 Commission file number  0-8952
                               -----------------                        -------

                                     SB Partners
     --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
     New York                                                        13-6294787
     --------------------------------------------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)

     666 Fifth Avenue, N.Y., N.Y.                                         10103
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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES
        OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO
                                THE DATE OF FILING.)
                                   Not Applicable
                                   --------------


        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
       CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE
                           ONLY TO CORPORATE REGISTRANTS).
                                   Not Applicable
                                   --------------

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

                                        None
                                        ----

                                       PART I
                                       ------
     ITEM 1.  BUSINESS
              --------
     Description of SB Partners (the "Registrant")
     ---------------------------------------------

     The Registrant is an existing New York limited partnership, which has been engaged in acquiring, operating and holding for investment a varying portfolio of real properties since April, 1971. The Registrant's initial public offering was in 1971. In 1973, 1978, 1980, 1982 and 1985, the
     Registrant sold additional limited partnership interests. As of December 31, 1996, the Registrant owned a shopping center in Plantation, Florida; office buildings in Cherry Hill, New Jersey; and apartment projects in Holiday, Florida, and Reno, Nevada. In addition, the Registrant owned an undivided 10% interest in an apartment project in Orlando, Florida, a 60% interest in an apartment project in Atlanta, Georgia, and 13.9 acres of land in Holiday, Florida.

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

     The Registrant incurred losses before gain or loss on sale of investments in real estate during each year of its existence, except for calendar years 1982, 1987, and 1988. The accumulated tax losses and accumulated financial statement losses before gain on sale of investments in real estate as of December 31, 1996 were $159,602,698 and $111,016,796, respectively. The accumulated tax gains and the accumulated financial statement gains on sale of investments in real estate as of December 31, 1996, were $140,549,918 and $104,377,314 respectively. Aggregate cash distributions made to partners as of December 31, 1996 were $97,752,882. Refer to the Registrant's 1996 Annual Audited Financial Statements, which are contained in this annual report on Form 10-K, Note 7 of Notes to Financial Statements, for a reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes for each of the three years in the period ended December 31, 1996.

     Recent Developments and Real Estate Investment Factors
     ------------------------------------------------------

     During the last ten years, overbuilding in many markets, significant changes in federal income tax legislation, stricter government regulations with respect to lending practices of banking and savings and loan institutions, and the Resolution Trust Corporation's administration and disposition of billions of dollars of real estate, had a significant negative impact on the value and operation of real estate investments.
     The trend of corporate downsizing in recent years and businesses relocating have had negative impacts on some markets in particular. Some markets and asset classes became unstable and some have now stabilized at a level where current rental rates less operating, financing and tenanting costs are insufficient to support debt and equity structures created in the 1980's and early 1990's. Certain central business district office buildings are typical of these latter situations. During such periods of declining values, the use of leverage caused equity values and property cash flow to decrease more rapidly and more substantially than instances where leverage was not used. In many instances, the estimated value of these properties proved to be less than mortgage notes encumbering such properties. Owners of such leveraged real estate investments, including the Registrant, may take actions with respect to these nonrecourse mortgage notes, including renegotiating terms of the loans with the lender, or turning the properties over to the lender in full satisfaction of the debt.

     Recently, certain markets and real estate asset classes have stabilized or exhibited improvement from improved tenant demand and reduced building activity, lower cost and greater availability of debt, lower equity capital costs, and more potential buyers of real estate including real estate investment trusts and opportunistic real estate funds, among other factors. While not all asset classes have shown improvement, apartment properties are typical of an improving asset class. When real estate values are stable or improving, the use of leverage, where the cost of debt is exceeded by the return on capital generated by property operations, enhances the value of the investment portfolio, yielding a return to the investor greater than that which would be possible without the use of such leverage. In such instances, the owners of real estate investments, including the Registrant, may choose to place mortgage loans on such properties, to the benefit of the investor.

     Due to the tendency of real estate to be relatively non-liquid, the ability of the Registrant and other owners of real estate to vary their portfolios in response to changing general and local economic, financial and investment conditions has been limited in the past and may be limited in the future. The Registrant has taken what it believes to have been the best available course of action with respect to its investments in various properties in different markets, in order to protect and preserve the interests of the partnership. While this resulted in relinquishing ownership to certain properties where the value of the mortgage note encumbering the property exceeded the equity in the underlying property, the Registrant has also replaced the mortgage notes for certain properties so as to best preserve the value of the property and the equity interest of the investors. (Refer also to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Competition
     -----------

     The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends, among other things. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases, may in turn adversely affect the performance and financial condition of the Registrant.


     Tax Matters
     -----------

     In August 1993, Congress passed and President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 (the "Act"). The Act includes several provisions designed to help revive the real estate industry, including relaxed rules for pension fund investments in real estate, passive-loss relief for developers, extension of the low-income housing credit, and an easing of the rules on recognizing cancellation of certain real estate debt. On the negative side, the Act extended the recovery period by 7.5 years (from 31.5 to 39) for nonresidential real estate purchased subsequent to the effective date of the Act.

     The Act relaxes the "per se" passive characterization of certain rental real estate operations. For tax years beginning after 1993, eligible taxpayers, who materially participate in rental real estate activities, are able to deduct losses from rental activities against other income.
     For all other nonmaterial participating taxpayers, the provisions enacted as part of the Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988 (as discussed below) continue to apply. The Act also provides some relief by allowing taxpayers, other than corporations, to elect to exclude from income some cancellation of "qualified real property business indebtedness", effective for certain discharges after December 31, 1992. The amount of the exclusion is limited to the basis of the taxpayer's business real property or the excess of the principal amount of the debt over the fair market value of business real property that secures the debt, whichever is less. The basis of the taxpayer's business real property must be reduced by the amount of excluded income. The provision does not apply to foreclosures or "deeds in lieu" with respect to nonrecourse debt.

     Tax Reform Act of 1986 and the Technical
      and Miscellaneous Revenue Act of 1988
     ----------------------------------------

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

     Other Tax Matters
     -----------------

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

     General
     -------

     Efforts required in complying with Federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

     There are approximately 36 full and part-time on site project personnel employed at the Registrant's properties.

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

     ITEM 2.PROPERTIES
            ----------

     The properties owned by the Registrant as of December 31, 1996 are set forth on the Summary of Properties Schedule on the page immediately following.

     ITEM 3.LEGAL PROCEEDINGS
            -----------------
     NONE.

     ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
            ----------------------------------------------
     NONE.

                                                        SB PARTNERS
                                                   Summary of Properties
                                                  As of December 31, 1996
                                                       Description                              Percent
                                                 -----------------------    Acquisition     -------------       Mortgage
              Property            Location         Sq. Ft.  Units  Acres        Date     Ownership  Occupancy   Payable
     Apartments:

     Holiday Park Apts.          Holiday, FL       220,000    244   21.5      Jan 1991     100%      91.8%    $ 3,556,683
     Summerwalk Apts. (1)        Orlando, FL       252,000    304   12.8      Mar 1978      10%     100.0%         -
     Riverbend Apts. (2)         Atlanta, GA       557,000    594   49.8      Jan 1989      60%      81.0%         -
     Meadowwood Apts.             Reno, NV         529,000    704   30.0      May 1983     100%      93.2%     21,500,000
                                                 ---------  -----  -----
                                                 1,558,000  1,846  114.1
     Office:                                     =========  =====  =====

     Cherry Hill Office Center  Cherry Hill, NJ    138,000   n/a     3.4      Sep 1993     100%      78.6%        345,695

     Retail:

     Plantation Center          Plantation, FL     238,000   n/a    18.6     July 1981     100%     77.6%      5,350,000

     Land:

     Unimproved land (3)         Holiday, FL         n/a     n/a    13.9     July 1978     100%      n/a          -

      (1) Registrant owns a 10% interest in property. This interest was sold in January, 1997.
      (2) Property contributed to 60% owned joint venture on January 6, 1992.  Refer also to the Registrant's 1996
     Annual Audited Financial Statements.  The property is included in "Investment in Joint Venture" in the 1996
     Annual Audited Financial Statements.
      (3) Land is adjacent to Holiday Park Apartments.


           8                           PART II
                                       -------

     ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
              INTEREST AND RELATED UNITHOLDER MATTERS
            --------------------------------------------

     The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop.
     The number of Unitholders as of December 31, 1996 was 3,908.

     Although at various times the Registrant has generated and distributed cash to the Unitholders, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. The Registrant has not paid distributions since 1990 and has no current plans to recommence paying distributions.


     ITEM 6.SELECTED FINANCIAL DATA
            -----------------------

     Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K.

     SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles.  This data should be read in conjunction with the Audited Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.
                                                                                  For the Years Ended December 31,
                                                                         1996      1995        1994        1993        1992
                                                                         ----      ----        ----        ----        ----
                                                                              (In Thousands, Except Per Unit Data)
     Income Statement Data:
     Rental, Interest and Other Revenues                               $15,430  $ 23,324    $ 25,544    $ 27,019    $ 30,221
     Operating Expenses, including
       Depreciation and Amortization                                   (23,495)  (31,356)    (35,648)    (35,424)    (35,659)
     Provision for loan losses, net of recoveries                            0         0           0        (129)     (1,834)
     Writedown and Reserves of Investments in Real Estate                    0         0      (4,162)          0      (1,295)
     Interest Expense on Unsecured and Secured Loans                         0         0           0           0         (53)
                                                                       -------  --------   ---------   ---------   ---------
     Loss from Operations                                               (8,065)   (8,032)    (14,266)     (8,534)     (8,620)

     Gain (Loss) on Sale of Investments in Real Estate                       0     3,964       6,859         (72)        125
     Equity in Net Income (Loss) of Joint Venture                          426       725        (352)       (372)       (922)
                                                                       -------  --------   ---------   ---------   ---------
     Net Loss before Extraordinary Gain                                 (7,639)   (3,343)     (7,759)     (8,978)     (9,417)

     Gain on Dispositions of Investments in Real Estate
       through Discharge of Indebtedness                                11,951         0           0           0           0
                                                                       -------  --------   ---------   ---------   ---------
     Net Income (Loss)                                                 $ 4,312  ($ 3,343)  ($  7,759)  ($  8,978)  ($  9,417)
                                                                       =======  ========   =========   =========   =========

     Net Income (Loss) per Unit of Partnership Interest:
       Net Loss before Extraordinary Gain                             ($   985) ($   431)  ($  1,001)  ($  1,158)  ($  1,215)
       Extraordinary Gain                                              $ 1,541   $     0    $      0    $      0    $      0
       Net Income (Loss)                                               $   556  ($   431)  ($  1,001)  ($  1,158)  ($  1,215)

     Weighted Average Number of
       Partnership Units Outstanding                                     7,754     7,754       7,754       7,754       7,754

     Balance Sheet Data at Year End:

     Real Estate, net                                                  $32,357  $106,893    $116,253    $136,749    $136,069
     Investment in Joint Venture                                       $10,742  $ 10,697    $ 11,134    $ 11,635    $ 12,122
     Mortgage Notes Receivable, net                                    $     0  $      0    $      0    $  5,934    $ 10,006
     Total Assets                                                      $47,775  $127,259    $135,238    $163,370    $170,311
     Mortgage Notes Payable, net                                       $30,752  $103,408    $112,254    $136,004    $136,436

     ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As of December 31, 1996, the Registrant had cash and cash equivalents of approximately $2,019,000 in addition to $592,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,839,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1995. Although the refinancing of an existing mortgage note secured by Meadowwood Apartments increased cash and cash equivalents by approximately $3,260,000, total cash and cash equivalents decreased, primarily due to the payment of approximately $3,005,000 of principal on the Registrant's mortgage notes. Included in the total paid is a required principal reduction of $1,500,000 paid to the former lender of the mortgage note secured by Plantation Shopping Center, payment of $1,038,000 to reimburse the letters of credit which secured the financing for 1010 Market Street office building, and approximately $467,000 of mortgage principal paid through regularly scheduled payments. In addition, the Registrant made expenditures of approximately $2,078,000 for capital additions to existing properties during the year.

     Outstanding debt at December 31, 1996 consisted of approximately $25,402,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant, and a recourse note of $5,350,000 secured by Plantation Shopping Center. Scheduled maturities through regularly scheduled monthly payments will be $395,000 in 1997. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

     During 1996, the prior existing mortgage note secured by Plantation Shopping Center, with a balance of $5,173,000, was retired and a short-term secured note of $5,350,000 obtained from a bank was placed on the property. Payment terms of the new note include interest only, based upon a fixed spread over a LIBOR index, until the maturity of the note at the end of 1997. The Registrant expects to evaluate the potential for a sale of the shopping center or to refinance the new short-term loan with more conventional long-term financing prior to the maturity of the note. If it fails to do so, the Registrant may be required to secure funds from other sources to retire the mortgage loan.

     In December, 1996, the Registrant successfully completed negotiations with the lender for the mortgage loan secured by Meadowwood Apartments to refinance the loan. The maturity of the loan was extended through January 2004, the loan amount was increased to $21,500,000, and the interest rate was reduced from 9.5% to 7.55% per annum.

     As previously reported, cash flow generated by International Jewelry Center, located in Los Angeles, California, had not been sufficient to carry debt service on the mortgage encumbering the property. The Registrant ceased paying scheduled debt service in May 1993, and since then had been paying debt service based on available cash flow from the building. A reserve for real estate losses of $4,162,000 was recorded for the year ended December 31, 1994 in connection with this property. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995 and a Notice of Trustee's Sale on April 24, 1996. Negotiations with the lender were concluded on May 22, 1996, when the title to the property was transferred to a designee of the lender. Consideration for this conveyance was $238,000, subject to the first leasehold note and deed of trust, the balance of which was $33,898,520, and the assumption by the designee of the ground lease. The Registrant recognized a gain of approximately $7,536,000 associated with the disposition. The disposition will have negative tax consequences for the partners.

     Also as previously reported, in 1994 and 1995, Southwestern Bell, formerly the largest non-governmental tenant in the St. Louis Central Business District, relocated its headquarters and other operations to San Antonio, Texas and other cities. The St. Louis CBD continues to suffer from significant decreases in rental rates charged for new and renewal leases and high vacancy rates caused by other tenants downsizing, ceasing operations, or relocating to suburban locations or other cities. This adversely affected the operation of 1010 Market Street in St. Louis. The Registrant stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May, 1996. The lender filed a Notice of Default on May 9, a notice of Acceleration of Debt on May 22, and a Notice of Foreclosure Sale on August 1, 1996. The property was sold on August 28, 1996 in a foreclosure sale, effectively extinguishing the mortgage note outstanding. The balance of the mortgage note at the date of foreclosure was $39,563,617, resulting in a net gain of approximately $4,415,000. The foreclosure will have negative tax consequences for the partners.

     Cash flow from the Registrant's remaining apartment properties has been increasing moderately, reflecting improving markets. Based upon the refinancing of the loan with a significantly lower interest rate and debt service requirement, Plantation Center is expected to generate positive cash flow from operations during 1997. The dispositions of International Jewelry Center and 1010 Market Street from the Registrant's portfolio of investments will not have a significant impact on cash flows since, during recent years, the Registrant paid debt service to the lender equal to the cash flow from the operations of the properties. The Registrant's remaining properties are expected to generate sufficient cash flow to cover operating, financing and capital improvement costs of the Registrant for the foreseeable future.


     MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
     ------------------------------------------------
     1996 VS. 1995
     -------------

     Total revenues decreased $7,894,000 to $15,430,000 in 1996 from $23,324,000 in 1995. Loss from operations increased $33,000 to $8,065,000 in 1996 from $8,032,000 in 1995. Net income increased $7,655,000 to net income of $4,312,000 in 1996 from a net loss of $3,343,000 in 1995.

     Net income for 1996 includes an extraordinary gain on dispositions of investments in real estate through discharge of indebtedness of $11,951,000. The net loss for 1995 is net of a gain on sale of investment in real estate of $3,964,000.

     Meadowwood Apartments (Reno, Nevada)
     ---------------------
     Total revenues increased $191,000 to $4,673,000 in 1996 from $4,482,000 in 1995. Net loss after depreciation and mortgage interest expense increased $1,000 to $41,000 in 1996 from $40,000 in 1995.

     The increase in total revenues was primarily due to the strong apartment market, evidenced by increases in rental rates implemented at the property which increased revenues $269,000, and increases in miscellaneous income which increased revenues $28,000. However, the rental increases were partially offset by decreases in occupancy in the early part of the year which decreased revenues $106,000. Net loss after depreciation and amortization remained approximately unchanged from 1995 since the increased revenues were offset by increased expenses, primarily the acceleration of the amortization of $135,000 of costs associated with the loan which was replaced, (see also the Liquidity and Capital Resources Section.) Other increases in operating expenses in 1996 included an increase in repair and maintenance costs of $79,000. The increases in costs were partially offset by decreases in other expenses, including a decrease in depreciation expense of $21,000.

     Holiday Park Apartments (Holiday, Florida)
     -----------------------

     Total revenues increased $26,000 to $1,097,000 in 1996 from $1,071,000 in 1995. Net loss after depreciation and mortgage interest expense decreased $19,000 to $101,000 in 1996 from $120,000 in 1995.

     The increase in total revenues was primarily due to the strength of the Tampa Bay area apartment market, as evidenced by increases in rental rates charged at the property which increased revenues $18,000, while occupancy at the property increased moderately increasing revenues $4,000. The decrease in net loss was primarily due to the increased revenues, and decreased mortgage interest expense of $3,000, partially offset by increased depreciation expense of $10,000.

     Plantation Shopping Center (Plantation, Florida)
     --------------------------

     Total revenues decreased $96,000 to $1,425,000 in 1996 from $1,521,000 in 1995. Net loss after depreciation and mortgage interest expense decreased $267,000 to $168,000 in 1996 from $435,000 in 1995.

     The decrease in total revenues was primarily due to decreases in rental rates charged at the property which decreased income $76,000, decreases in average occupancy which decreased income $10,000, and decreases in escalation income which decreased income $27,000, partially offset by increased percentage rents of $20,000. The decrease in net loss was primarily due to decreased interest expense of $510,000 as a result of the refinancing of the mortgage note securing the property at a substantially reduced balance and lower interest rate. (See also the Liquidity and Capital Resources Section.) The decreased interest expense was partially offset by the decreased revenues and increases of $74,000 in depreciation expense and $73,000 in real estate tax expense.

     Due to increased leasing activity in the latter half of 1996, new leases have been entered into with tenants, and occupancy for 1997 is expected to exceed 1996 levels.

     1010 Market Street (St. Louis, Missouri)
     ------------------

     The office building at 1010 Market Street was sold in a foreclosure sale on August 28, 1996 effectively extinguishing the mortgage note outstanding, which resulted in a net gain of approximately $4,415,000. (Refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements.)

     Total revenues decreased $2,156,000 to $3,816,000 in 1996 from $5,972,000 in 1995. Net loss before gain on disposition and after depreciation and mortgage interest expense increased $1,169,000 to $1,687,000 in 1996 from $518,000 in 1995.

     Due to the disposition of the property by the Registrant, the reporting period for 1010 Market Street office building ended on August 28, 1996. The changes in revenues and net loss are substantially due to the shortened reporting periods. Also included in the activity for the reporting period is a write-off to bad debt expense of approximately $600,000 of uncollectible accounts receivable, originally recorded pursuant to the straight-lining of rents in accordance with FAS 13, which increased the net loss reported for the year.


     Cherry Hill Office Center (Cherry Hill, New Jersey)
     -------------------------

     Total revenues increased $123,000 to $1,506,000 in 1996 from $1,383,000 in 1995. Net income after depreciation and mortgage interest expense decreased $95,000 to $28,000 in 1996 from $123,000 in 1995.

     The increase in total revenue was primarily due to increases in base rent charged to tenants which increased income $68,000, and increased average occupancy which increased income $38,000, and an increase in escalation income of $16,000. The decrease in net income was primarily due to increased property operating costs, including increased utility costs of $125,000 due both to the excessively harsh winter of 1996, and a general rate increase imposed by the utility company in 1996. Other increases in expenses included an increase in repairs and maintenance costs of $54,000, and increased depreciation and amortization expense of $39,000.

     International Jewelry Center (Los Angeles, California)
     ----------------------------

     Through negotiations with the former lender, the Registrant transferred title to the International Jewelry Center on May 22, 1996, in full satisfaction of the mortgage note outstanding, which resulted in a net gain on disposition of approximately $7,536,000. (Please refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements.)

     Total revenues decreased $3,930,000 to $2,849,000 in 1996 from $6,779,000 in 1995. Net loss before gain on disposition and after depreciation and mortgage interest expense increased $100,000 to $3,487,000 in 1996 from $3,387,000 in 1995.

     Due to the disposition of the property by the Registrant, the reporting period for the International Jewelry Center ended on May 22, 1996. The changes in revenues and net loss are substantially due to the shortened reporting period. Also included in the reporting period is a write-off to bad debt expense of approximately $1,931,000 of uncollectible accounts receivable, originally recorded pursuant to the straight-lining of rents in accordance with FAS 13, which increased the net loss for the year.


     Investment in Joint Venture
     ---------------------------

     Equity in net income of joint venture decreased $299,000 to $426,000 in 1996 from $725,000 in 1995. The decrease in net income was primarily due to a decrease in average occupancy of 9% during the latter half of the year ended December 31, 1996 to approximately 84% from approximately 93% during the year ended December 31, 1995. This lower occupancy, attributable to decreased demand for housing in the Atlanta area due to the conclusion of the Olympic Games, reduced income $167,000 as compared to the prior year. In addition, net income was lower due to increases in operating expenses, primarily increases in utilities expense of $156,000, professional fees of $64,000, and real estate tax expense of $54,000.

     MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
     ------------------------------------------------
     1995 VS. 1994
     -------------

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

     Meadowwood Apartments (Reno, Nevada)
     ---------------------

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

     Sahara Palms Apartments (Las Vegas, Nevada)
     -----------------------

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

     Holiday Park Apartments (Holiday, Florida)
     -----------------------

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

     Plantation Shopping Center (Plantation, Florida)
     --------------------------

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

     1010 Market Street (St. Louis, Missouri)
     ------------------

     Total revenues increased $396,000 to $5,972,000 in 1995 from $5,576,000 in 1994. Net loss after depreciation and mortgage interest expense decreased $499,000 to $518,000 in 1995 from $1,017,000 in 1994.

     The increase in total revenues was primarily due to increases in escalations and other income of $352,000, and increases in miscellaneous income of $38,000. The decrease in net loss was primarily due to the increase in revenues, and decreases in repairs and maintenance expense of $89,000 and utilities of $26,000.

     Cherry Hill Office Center (Cherry Hill, New Jersey)
     -------------------------

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

     International Jewelry Center (Los Angeles, California)
     ----------------------------

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

     The International Jewelry Center was severely adversely affected by the softening of the jewelry business in general, and the migration of tenants and potential tenants to suburban areas perceived to be safer than downtown Los Angeles. As a result, cash flow generated by the International Jewelry Center was not sufficient to carry ground rent and debt service on the mortgage encumbering the property. The positive effects of improvements in property occupancy were minimized by continuing reductions in rental rates paid by new and renewal tenants, tenant failures and costs of improving such space for the tenants at the Registrant's cost. Additionally, given the nature of the tenancy at the building, many of whom manufacture and clean jewelry in the building, the City of Los Angeles has imposed additional requirements in respect of the waste water treatment plant and indoor air monitoring system.

     Mortgage Notes Receivable Portfolio
     -----------------------------------

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



     ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The Financial Statements required by this item, together with the Report of Independent Public Accountants, thereon, are contained herein on pages 25 through 37 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 38 and 39 of this report.


     ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

     NONE.

                                      PART III
                                      --------


     ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

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

     The directors and executive officers of the General Partner who are active in the Registrant's operations are:


             Name                    Age       Position

             John H. Streicker        54       President & Director

             Michael J. Weinberger    61       Director

             Millie C. Cassidy        51       Director

             David Weiner             61       Director

             Christine Kurtz          42       Director


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

     ITEM 11.EXECUTIVE COMPENSATION
             ----------------------

     The Registrant has no executive officers or directors.


     ITEM 12.SECURITY OWNERSHIP OF CERTAIN
             -----------------------------
             BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------

     (a) At December 31, 1996, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each unitholder has disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

     (b) As of December 31, 1996, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc. (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 343.5 Units of Limited Partnership Interest representing 4.4% of the outstanding number of Units on December 31, 1996.

     (c) During the year ended December 31, 1996, there have been no changes in control of the Registrant or the General Partner.


     ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, percentage of revenues or net equity. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totalled $1,196,395, $1,839,832, and $2,073,339 in 1996, 1995, and 1994,
     respectively.

     In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold, or held, title to these properties. A trust company affiliated with the General Partner holds, or held, the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $54,227, $129,580, and $134,086 in 1996, 1995, and 1994, respectively, and is based upon the trust company's standard rate schedule.

     Reference is made to Items 10 and 11, and Notes 2 and 8 in the financial statements.

                                       PART IV
                                       -------

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT
             -----------------------------
             SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------

     (a) (1) Financial statements - The Registrant's 1996 Annual Audited Financial Statements are included in this annual report on Form 10-K.

         (2) Financial statement schedules - See Index to Financial Statement Schedules on page 24. All other financial statement schedules are inapplicable or the required subject matter is contained in the financial statements or notes thereto.

     (b) There were no current reports on Form 8-K filed with the SEC during the quarter ended December 31, 1996.

     (c) Financial data schedule

     (d) Exhibits Incorporated by Reference -

                                            Incorporated by
     Description                            Reference to
     -----------                            ---------------
     Agreement of                           Exhibit A to Registration Statement
     Limited Partnership                    on  Form  S-11  as filed with  the
                                            Securities and Exchange  Commission
                                            on May 16, 1985.

     SIGNATURES
     ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SB PARTNERS
                                            -----------

                                       By:  SB PARTNERS REAL ESTATE CORPORATION
                                            -----------------------------------
                                            GENERAL PARTNER


     March 31, 1997                         /s/ John H. Streicker
                                            ----------------------------------
                                       By:  John H. Streicker
                                            President, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Position             Date
     ---------                         --------             ----

     /s/ John H. Streicker       Chief Executive Officer
     ---------------------           and Director           March 31, 1997
     John H. Streicker


     /s/ Elizabeth B. Longo      Chief Financial Officer    March 31, 1997
     ----------------------
     Elizabeth B. Longo


     /s/ George N. Tietjen III      Vice President          March 31, 1997
     -------------------------
     George N. Tietjen III

                                     SB PARTNERS

                           ITEMS 8 and 14 (a) (1) and (2)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     -------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS AND
                          ---------------------------------
                      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                      -----------------------------------------

     Report of Independent Public Accountants  . . . . . . . . . . .   25

     Balance Sheets as of December 31, 1996 and 1995 . . . . . . . .   26

     Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994  . . . . . . . . . . . .   27

     Statements of Changes in Partners' Capital for the
           years ended December 31, 1996, 1995 and 1994  . . . . . .   28

     Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994  . . . . . . . . . . . .   29

     Notes to Financial Statements . . . . . . . . . . . . . . . . .   30

     Supplemental Financial Statement Schedule:

     Schedule III -- Real Estate and Accumulated
           Depreciation -- December 31, 1996   . . . . . . . . . . .   38

                                 ARTHUR ANDERSEN LLP

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Partners of SB Partners:


           We have audited the accompanying balance sheets of SB Partners (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

     /s/ Arthur Andersen LLP

     New York, New York
     January 29, 1997

      SB PARTNERS
      BALANCE SHEETS
                                                                                          As of December 31,
                                                                                        1996             1995
                                                                                    -----------------------------
      ASSETS:
        Investments -
           Real Estate, at cost
                Land                                                                $ 5,113,690      $ 12,092,365
                Buildings, furnishings and improvements                              45,521,700       140,331,546
                Less - accumulated depreciation and valuation allowance             (18,278,229)      (45,560,951)
                                                                                    -----------      ------------
                                                                                     32,357,161       106,862,960

           Investment in joint venture                                               10,742,193        10,697,225
                                                                                    -----------      ------------
                                                                                     43,099,354       117,560,185
        Other Assets -
           Cash and cash equivalents                                                  2,019,321         3,304,968
           Other                                                                      2,656,255         6,394,068
                                                                                    -----------      ------------
                         Total assets                                               $47,774,930      $127,259,221
                                                                                    ===========      ============
      LIABILITIES:
           Mortgage notes payable                                                   $30,752,378      $103,407,513
           Accounts payable and accrued expenses                                      1,113,122        11,271,026
           Tenants' security deposits                                                   322,821         1,306,052
                                                                                    -----------      ------------
                         Total liabilities                                           32,188,321       115,984,591
                                                                                    -----------      ------------
      PARTNERS' CAPITAL:
           Units of partnership interest without par value;
           Limited partners - 7,753 units                                            15,603,034        11,291,611
           General partner - 1 unit                                                     (16,425)          (16,981)
                                                                                    -----------      ------------
                         Total partners' capital                                     15,586,609        11,274,630
                                                                                    -----------      ------------
                         Total liabilities and partners' capital                    $47,774,930      $127,259,221
                                                                                    ===========      ============

                                     The accompanying notes are an integral part of these statements.

      SB PARTNERS
      STATEMENTS OF OPERATIONS
                                                                               For the Years Ended December 31,
                                                                            1996             1995            1994
                                                                         --------------------------------------------
     REVENUES
           Rental income                                                 $14,940,374      $22,618,843     $24,244,843
           Interest on mortgage notes receivable                                   0                0         496,834
           Interest on short-term investments                                 50,615           73,984         114,946
           Other                                                             439,063          631,381         687,484
                                                                         -----------      -----------     -----------
               Total revenues                                             15,430,052       23,324,208      25,544,107
                                                                         -----------      -----------     -----------
     EXPENSES
           Interest on mortgage notes payable                              7,215,718       11,462,066      13,338,723
           Real estate operating expenses                                  9,524,911       10,307,816      11,369,234
           Depreciation and amortization                                   3,465,840        5,176,543       5,243,818
           Real estate taxes                                               1,086,477        1,936,253       2,376,046
           Management fees                                                 1,634,397        1,929,127       2,141,519
           Reserve of investment in real estate                                    0                0       4,161,531
           Other                                                             567,553          544,592       1,179,557
                                                                         -----------      -----------     -----------
               Total expenses                                             23,494,896       31,356,397      39,810,428
                                                                         -----------      -----------     -----------
               Loss from operations                                       (8,064,844)      (8,032,189)    (14,266,321)

     Equity in net income (loss) of joint venture                            425,725          725,118        (351,586)
     Gain on sale of investments in real estate                                    0        3,963,791       6,859,221
                                                                         -----------      -----------     -----------
     NET LOSS BEFORE EXTRAORDINARY GAIN                                   (7,639,119)      (3,343,280)     (7,758,686)

     Gain on dispositions of investments in real estate
           through discharge of indebtedness                              11,951,098                0               0
                                                                         -----------      -----------     -----------
     NET INCOME (LOSS)                                                     4,311,979       (3,343,280)     (7,758,686)
           Income (loss) allocated to general partner                            556             (431)         (1,001)
                                                                         -----------      -----------     -----------
           Income (loss) allocated to limited partners                   $ 4,311,423     ($ 3,342,849)   ($ 7,757,685)
                                                                         ===========      ===========     ===========

     NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST:
           Net loss before extraordinary gain                           ($       985)    ($       431)   ($     1,001)
                                                                         ===========      ===========     ===========
           Extraordinary gain                                            $     1,541      $         0     $         0
                                                                         ===========      ===========     ===========
           Net income (loss)                                             $       556     ($       431)   ($     1,001)
                                                                         ===========      ===========     ===========
     WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
         PARTNERSHIP INTEREST OUTSTANDING                                      7,753            7,753           7,753
                                                                         ===========      ===========     ===========

                                 The accompanying notes are an integral part of these statements.

      SB PARTNERS
      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      Limited Partners:
                                           Units of
                                         Partnership
                                           Interest              Cumulative       Accumulated
                                     --------------------           Cash           Earnings
                                    Number      Amount         Distributions       (Losses)         Total
                                    -------------------------------------------------------------------------
      Balance, December 31, 1993    7,753    $119,968,973      ($97,728,323)     $   151,495     $22,392,145
       Net loss for the year          -            -                 -            (7,757,685)     (7,757,685)
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1994    7,753     119,968,973       (97,728,323)      (7,606,190)     14,634,460
       Net loss for the year          -            -                 -            (3,342,849)     (3,342,849)
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1995    7,753     119,968,973       (97,728,323)     (10,949,039)     11,291,611
       Net income for the year        -            -                 -             4,311,423       4,311,423
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1996    7,753    $119,968,973      ($97,728,323)    ($ 6,637,616)    $15,603,034
                                    =====    ============      ============      ===========     ===========




      General Partner:
                                           Units of
                                         Partnership
                                           Interest              Cumulative         Accumulated
                                     --------------------           Cash             Earnings
                                    Number        Amount       Distributions         (Losses)         Total
                                    -------------------------------------------------------------------------
      Balance, December 31, 1993      1           $10,000          ($24,559)         ($  990)       ($15,549)
       Net loss for the year          -             -                 -               (1,001)         (1,001)
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1994      1            10,000           (24,559)          (1,991)        (16,550)
       Net loss for the year          -             -                 -                 (431)           (431)
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1995      1            10,000           (24,559)          (2,422)        (16,981)
       Net income for the year        -             -                 -                  556             556
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1996      1           $10,000          ($24,559)         ($1,866)       ($16,425)
                                     ===          =======          ========          =======        ========

                         The accompanying notes are an integral part of these statements.

      SB PARTNERS
      STATEMENTS OF CASH FLOWS
                                                                                  For the years ended December 31,
                                                                                 1996           1995           1994
                                                                             -------------------------------------------
      Cash Flows From Operating Activities:
      Net Income (Loss)                                                      $ 4,311,979    ($3,343,280)    ($7,758,686)
       Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Extraordinary gain on dispositions of investments
               in real estate through discharge of indebtedness              (11,951,098)             0               0
         Gain on sale of investments in real estate                                    0     (3,963,791)     (6,859,221)
         Reserve of investment in real estate                                          0              0       4,161,531
         Equity in net (income) loss of joint venture                           (425,725)      (725,118)        351,586
         Depreciation and amortization                                         3,465,840      5,176,543       5,243,818
         Amortization of discount on mortgage notes payable                            0        310,904         343,860
         Decrease in other assets                                              2,932,392        187,050         969,920
         Increase in other liabilities                                           985,378      3,886,240       3,376,486
                                                                             -----------     ----------      ----------
           Net cash provided by (used in) operating activities                  (681,234)     1,528,548        (170,706)
                                                                             -----------     ----------      ----------
      Cash Flows From Investing Activities:
         Net proceeds from sales/dispositions of investments in real estate       92,327      3,569,190       4,877,352
         Cash paid on real estate acquisitions                                         0              0        (710,384)
         Capital additions to real estate                                     (2,077,599)    (3,024,145)     (2,636,254)
         Additional advances under guarantees                                          0              0        (113,651)
         Distributions received from joint venture                               573,857        882,749         150,000
                                                                             -----------     ----------      ----------
           Net cash provided by (used in) investing activities                (1,411,415)     1,427,794       1,567,063
                                                                             -----------     ----------      ----------
      Cash Flows From Financing Activities:
         Proceeds from mortgage notes payable                                 26,850,000              0               0
         Proceeds from short-term loan                                         1,038,370              0               0
         Retirement of mortgage notes payable                                (23,037,409)             0               0
         Principal payments on mortgage notes payable                         (3,005,589)      (726,359)       (744,634)
         Repayment of short-term loan                                         (1,038,370)             0               0
                                                                             -----------     ----------      ----------
           Net cash provided by (used in) financing activities                   807,002       (726,359)       (744,634)
                                                                             -----------     ----------      ----------

      Net increase (decrease) in cash and cash equivalents                    (1,285,647)     2,229,983         651,723
        Cash and cash equivalents at beginning of year                         3,304,968      1,074,985         423,262
                                                                             -----------     ----------      ----------
        Cash and cash equivalents at end of year                             $ 2,019,321     $3,304,968      $1,074,985
                                                                             ===========     ==========      ==========
      Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                              $ 5,434,319     $8,043,301      $9,410,407
                                                                             ===========     ==========      ==========

      Supplemental disclosures of non-cash investing and financing activities:
          The dispositions of International Jewelry Center and 1010 Market Street in 1996, to the extent of the release from liability from the underlying mortgage notes which had been secured by the properties, represent non-cash investing and financing activities and have been excluded from the statements of cash flows.  The proceeds from the sale of Sahara Palms
     Apartments in 1995 and Nob Hill Apartments in 1994 are shown net of the retirement of the underlying mortgage notes which had been secured by the properties.  The sale of Woodlake Apartments, to the extent of the assumption of a mortgage note payable by the purchaser, and the portion of the reacquisition of Nob Hill Apartments in exchange for mortgage notes receivable in 1994, represent non-cash investing and financing activities and have been excluded from the statements of cash flows.
          See also Note 4 to Financial Statements.
                               The accompanying notes are an integral part of these statements.

     SB PARTNERS
     Notes to Financial Statements

     (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
           SB Partners (the "Partnership") is a New York limited partnership which has been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
             (a) The accompanying financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
             (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
             (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                            Buildings and improvements     5 to 40 years
                            Furnishings                    5 to 7 years
                    Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost over the term of the related lease.

             (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and that certain other tests be met prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
             (e) Net loss per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
             (f) For financial reporting purposes, the Partnership considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.
             (g) The Partnership accounts for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow which are contained in the joint venture agreement, it recognizes income or loss to the extent of its allocable share of the change in the net assets of the joint venture, taking into account preference distributions, as defined, for the period.
             (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold, or held, title to the properties. In these limited partnerships, the Partnership holds a 99% limited partner interest, and an affiliate of the General Partner holds a 1% general partner interest as trustee for the Partnership. The financial statements of these subsidiaries are consolidated with those of the Partnership.
             (i) In 1996, the Partnership adopted Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     (2) INVESTMENT MANAGEMENT AGREEMENT
             The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

             For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,634,397, $1,929,127, and $2,141,519, for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1996, 1995, and 1994.

     (3) INVESTMENTS IN REAL ESTATE
             As of December 31, 1996, the Partnership owned a shopping center in Plantation, Florida; office buildings in Cherry Hill, New Jersey; apartment projects in Holiday, Florida, and Reno, Nevada, and 13.9 acres of land in Holiday, Florida. The following is the cost basis, and accumulated depreciation and valuation allowance of the real estate investments owned by the Partnership at December 31, 1996 and 1995:

                                                                                 Carrying Amount
                               No.of    Year of                                  ---------------
     Type                      Prop.  Acquisition    Description             1996             1995
     ----                      -----  -----------    -----------             ----             ----
     Residential properties     2      1983-91     948 Apt. units         $31,741,606     $ 30,811,051
     Shopping center            1      1981        238,410 Sq. Ft.         14,294,724       13,983,133
     Office buildings           3      1984-93     851,588 Sq. Ft.          4,554,673      107,585,340
     Undeveloped land           1      1978        13.9 Acres                  44,387           44,387
                                                                          -----------     ------------
                                                                           50,635,390      152,423,911
     Less: Accumulated depreciation and valuation allowance                18,278,229       45,560,951
                                                                          -----------     ------------
                                                                          $32,357,161     $106,862,960
                                                                          ===========     ============

     Note: Information is provided for all properties owned during the periods presented.

     (4) REAL ESTATE TRANSACTIONS
             The Partnership ceased paying scheduled debt service on the mortgage note secured by International Jewelry Center, located in Los Angeles, California, in May, 1993, and since then had been paying debt service based on available cash flow from the building. The loan was declared in default by the lender in November 1993, and the lender filed a Notice of Default and Election to Sell on March 3, 1995 and a Notice of Trustee's Sale on April 24, 1996. Negotiations with the lender were concluded on May 22, 1996, when the title to the property was transferred to a designee of the lender. Consideration for this conveyance was $238,000, subject to the first leasehold note and deed of trust, the balance of which was $33,899,000, and the assumption by the designee of the ground lease. The Partnership recognized an extraordinary gain of $7,536,000 associated with the disposition. The disposition will have negative tax consequences for the partners.

             The Partnership stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May, 1996. The lender filed a Notice of Default on May 9, a notice of Acceleration of Debt on May 22, and a Notice of Foreclosure Sale on August 1, 1996. The property was sold on August 28, 1996 in a foreclosure sale. The balance of the mortgage note at the date of foreclosure was $39,564,000, which resulted in a net gain through discharge of indebtedness of $4,415,000. The foreclosure will have negative tax consequences for the partners.

             In December 1995, the Partnership sold Sahara Palms Apartments for $12,000,000 in an all cash transaction. The underlying mortgage note payable of $8,431,000 was retired and the Partnership recognized a net gain on sale of real estate investments of $3,964,000 for the year ended December 31, 1995.

             In June 1994, the Partnership sold Woodlake Apartments for $22,055,000. In connection with the sale, the buyer assumed the existing first mortgage note in the amount of $17,476,000 and paid the balance in cash. In July 1994, the Partnership reacquired Nob Hill Apartments for $700,000 cash, subject to existing liens secured by the property. The property was recorded at $6,803,000 which in addition to cash paid was the aggregate carrying amount of the liens, including those owned by the Partnership on the date of acquisition, net of a deferred gain of $5,179,000 and allowance for possible loan losses of $5,212,000. The junior liens owned by the Partnership were effectively extinguished. In December 1994, Nob Hill was sold for $7,400,000, all cash. The Partnership recognized net gains on sale of real estate investments of $6,859,000 for the year ended December 31, 1994.

     (5) INVESTMENT IN JOINT VENTURE
             During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement where the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor hold interests in the venture of 60% and 40%, respectively, and the Investor is entitled to a guaranteed return of 9.5% of its average investment, as defined in the joint venture agreement. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized. All significant matters affecting the joint venture require the unanimous consent of the venturers.

             The following are the condensed financial statements (000's omitted) of the joint venture as of and for the years ended December 31, 1996, 1995, and 1994 (See Note 1):

                                   BALANCE SHEETS

                                             1996          1995        1994
                                             ----          ----        ----

     Investment in real estate, net         $19,414     $19,935      $20,532
     Current assets                             127         138          262
     Current liabilities                       (313)       (461)        (407)
                                            -------     -------      -------
     Venturers' capital                     $19,228     $19,612      $20,387
                                            =======     =======      =======

                              STATEMENTS OF OPERATIONS

     Rent and other income                  $ 4,580     $ 4,395      $ 3,815
     Real estate operating expenses          (3,680)     (3,353)      (3,264)
                                            -------     -------      -------
     Net income                             $   900     $ 1,042      $   551
                                            =======     =======      =======

     (6) MORTGAGE NOTES PAYABLE
             Mortgage notes payable consist of the following first liens:

                                                                                                           Net Carrying Amount
                                      Interest rate                         Annual                            December 31,
                     Original         -------------                      Installment     Amount Due           ------------
Property             Principal(e)   Coupon  Effective   Maturity date     Payments(f)    at Maturity       1996          1995
--------------------------------------------------------------------------------------------------------------------------------
Holiday Park         $ 3,700,000     9.00%     9.00%        March 1999     $  357,252   $ 3,494,467    $ 3,556,683  $  3,592,065

Meadowwood (a)        21,500,000     7.55      7.55       January 2004      1,914,996    18,979,461     21,500,000    17,975,016

Plantation Center
Shopping Plaza (b)     5,350,000   Variable  Variable    December 1997  Interest Only     5,350,000      5,350,000     6,773,388

Cherry Hill            2,900,000     9.50      9.50     September 2000        109,941         ---          345,695       418,970

International
Jewelry Center (c)    35,000,000    12.40     12.40                                                         ---       33,898,519

1010 Market St. (d)   42,000,000     8.00      8.00                                                         ---       40,749,555
                                                                                                       -----------  ------------
                                                                                                       $30,752,378  $103,407,513
                                                                                                       ===========  ============

(a) Mortgage was refinanced in December, 1996.
(b) Mortgage was refinanced in June, 1996.  The new short-term note carries interest at 2% over the LIBOR rate.
    The interest rate charged at December 31, 1996 was 7.625%
(c) Property was transferred to a designee of the former lender in May, 1996.
(d) Property was sold in a foreclosure sale in August, 1996.
(e) All mortgages are nonrecourse to the Partnership with the exception of the short-term note secured by Plantation Center.
(f) Annual installment payments include principal and interest.


         Scheduled principal payments on mortgage notes payable are $5,745,273 for 1997; $454,522 for 1998; $3,921,929 for 1999; $455,429 for 2000;
         $405,612 for 2001; and $19,769,613 thereafter.

     (7) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                                               For the Years Ended December 31,
                                                                                          1996             1995             1994
                                                                                      -----------      -----------      -----------
     Net income (loss) for financial reporting purposes                               $ 4,311,979      ($3,343,280)     ($7,758,686)
     Adjustment to net gain on sales/dispositions of investments in real estate to reflect differences between tax and financial reporting bases
       of assets and liabilities disposed                                              23,749,150        3,772,180          360,131
     Adjustment for provision for loan and reserves for real estate losses                 -               103,122        4,161,531
     Difference between tax and financial statement equity in net income
       or loss of joint venture                                                           200,293         (275,132)         140,227
     Adjustment to interest expense to reflect non-deductibility of interest and amortization of discount on mortgage notes payable recognized for
       financial reporting purposes                                                     1,793,018        3,496,154        3,635,561
     Difference between tax and financial statement depreciation                       (2,356,788)      (4,196,258)      (5,135,849)
     Net change in accrual entries not recorded on tax basis and
       prior tax adjustments                                                                -                -              754,969
                                                                                      -----------      -----------      -----------
     Net income (loss) for Federal income tax reporting purposes                      $27,697,652      ($  443,214)     ($3,842,116)
                                                                                      ===========      ===========      ===========

     Net income (loss) per weighted average limited partnership unit for Federal income tax reporting purposes:
         Net ordinary loss per unit of Partnership interest                               ($1,032)     ($    1,055)     ($    1,333)
         Average Capital (Sec.1231) gain per unit of
           Partnership interest                                                             4,605              998              838
                                                                                      -----------      -----------     ------------
                                                                                           $3,573      ($       57)     ($      495)
                                                                                      ===========      ===========     ============
     Weighted average number of units of limited partnership
       interest outstanding                                                                 7,753            7,753            7,753
                                                                                      ===========      ===========     ============

         As of December 31, 1996 and 1995, the tax bases of the Partnership's assets and liabilities amounted to $38,681,000 and $88,303,000 of assets, and $32,188,000 and $109,508,000 of liabilities, respectively.

     (8) PROPERTY MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1996, 1995 and 1994, such billings to the Partnership amounted to $1,250,622, $1,969,412, and $2,207,425, respectively, and are included in real estate operating expenses.

     (9) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

         The Partnership had secured irrevocable letters of credit in the amount of approximately $1,038,000 which primarily served as additional collateral securing certain financing. These letters of credit were called upon in connection with the foreclosure of the 1010 Market Street office building, and were repaid and retired in 1996.


     (10) COMMERCIAL OPERATING LEASES
         Minimum future rentals on noncancelable commercial operating leases for each of the five succeeding fiscal years and thereafter are as follows: 1997 - $2,660,783; 1998 - $2,452,422; 1999 - $2,207,025; 2000
         - $1,681,011; 2001 - $1,115,602; and $2,715,755 thereafter.  The minimum rentals received on noncancelable commercial operating leases for the year ended December 31, 1996 was $8,601,781.

      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
      DECEMBER 31, 1996
                      Column A                    Column B                  Column C                     Column D
                                                                 Initial Cost to the Registrant            Costs
                                                             --------------------------------------     Capitalized
                                                                         Buildings and                 Subsequent to
                    Description                 Encumbrances     Land     Improvements     Total        Acquisition
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                        $21,500,000  $2,466,311   $19,057,859  $21,524,170        $4,641,419
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)             3,556,683     458,342     4,043,354    4,501,696           695,553
        Orlando (Summerwalk)                            -         30,456       370,284      400,740            22,415
                                                 -----------  ----------   -----------  -----------        ----------
                                                  25,056,683   2,955,109    23,471,497   26,426,606         5,359,387

     SHOPPING CENTER
       Florida -
        Plantation (Plantation
           Shopping Center)                        5,350,000   1,510,714     9,668,665   11,179,379         3,115,345

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)        345,695     647,867     3,163,115    3,810,982           743,691
                                                 -----------  ----------   -----------  -----------        ----------
                                                 $30,752,378  $5,113,690   $36,303,277  $41,416,967        $9,218,423
                                                 ===========  ==========   ===========  ===========        ==========





      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      DECEMBER 31, 1996

                      Column A                                   Column E                        Column F

                                                Gross amount at which Carried at End of Year
                                                               (Notes a & c)
                                                                                                Accumulated
                                                               Buildings and                   Depreciation
                    Description                     Land       Improvements       Total        (Notes b & d)
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                          $2,466,311    $23,699,278     $26,165,589      $11,109,810
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)                458,342      4,738,907       5,197,249        1,098,326
        Orlando (Summerwalk)                           30,456        392,699         423,155          312,438
                                                   ----------    -----------     -----------      -----------
                                                    2,955,109     28,830,884      31,785,993       12,520,574

     SHOPPING CENTER
       Florida -
        Plantation (Plantation
           Shopping Center)                         1,510,714     12,784,010      14,294,724        5,328,847

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)         647,867      3,906,806       4,554,673          428,808
                                                   ----------    -----------     -----------      -----------
                                                   $5,113,690    $45,521,700     $50,635,390      $18,278,229
                                                   ==========    ===========     ===========      ===========





      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      DECEMBER 31, 1996

                      Column A                    Column G      Column H         Column I

                                                                              Life on which
                                                                             Depreciation in
                                                                             Latest Statement
                                                  Date of         Date        of Operations
                     Description                Construction    Acquired       is Computed
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                       1974 - 1977     May 1983      5 to 30 years
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)                          Jan 1991     7 to 27.5 years
        Orlando (Summerwalk)                        1974       March 1978     7 to 31 years


     SHOPPING CENTER
       Florida -
        Plantation (Plantation
           Shopping Center)                         1980        July 1981     5 to 40 years

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)       1970        Sept 1993        40 years





         NOTES TO SCHEDULE III:

                                                                 1996
                                                                 ----
      (a)Reconciliation of amounts shown in Column E:

           Balance at beginning of year                      $152,423,911

           Additions -
             Cost of improvements and adjustments               2,077,599

           Deductions -
             Dispositions of property                         103,866,120
                                                             ------------
           Balance at end of year                            $ 50,635,390
                                                             ============

      (b)Reconciliation of amounts shown in Column F:

           Balance at beginning of year                      $ 45,560,951

           Additions -
             Depreciation expense for year                      3,014,931

           Deductions -
             Accumulated depreciation on property disposed     30,297,653
                                                             ------------
           Balance at end of year                            $ 18,278,229
                                                             ============
      (c)Aggregate cost basis for Federal
           income tax reporting purposes                     $ 58,977,612
                                                             ============
      (d)Accumulated depreciation for Federal
           income tax reporting purposes                     $ 36,899,911
                                                             ============