Form 10-Q
period 1997-03-31
SB PARTNERS
filed 1997-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended   March 31, 1997           Commission File Number  0-8952
                 -----------------                                   ------

                             SB PARTNERS
--------------------------------------------------------------------------

           New York                                      13-6294787
--------------------------------                   -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                     10103
---------------------------------------            -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
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




                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Balance Sheets
            March 31, 1997 and December 31, 1996  . . . . . . . . . . 1

         Statements of Operations
            For the three months ended March 31, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . . . . . . 2

         Statements of Changes in Partners' Capital
            For the years ended December 31, 1995 and 1996
            and the three months ended March 31, 1997 . . . . . . . . 3

         Statements of Cash Flows
            For the three months ended March 31, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Financial Statements  . . . . . . . . . . . . . . . 5

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . 6 - 8


Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . 9


                                                               SB PARTNERS
                                                    (A New York Limited Partnership)
                                                     ------------------------------

                                                             BALANCE SHEETS
                                                    March 31, 1997 (Not Audited) and
                          December 31, 1996 (Audited, but not covered by the report of independent accountants)
                          ------------------------------------------------------------------------------------
                                                                                      March 31,        December 31,
                                                                                        1997               1996
                                                                                        ----               ----

      Assets:
        Investments -
          Real Estate, at cost
          Land                                                                       $ 5,083,234       $ 5,113,690
          Buildings, furnishings and improvements                                     45,378,822        45,521,700
          Less - accumulated depreciation and valuation allowance                    (18,390,197)      (18,278,229)
                                                                                     -----------       -----------
                                                                                      32,071,859        32,357,161

          Investment in joint venture                                                 10,733,667        10,742,193
                                                                                     -----------       -----------
                                                                                      42,805,526        43,099,354
        Other assets-
         Cash and cash equivalents                                                     2,016,966         2,019,321
         Accounts receivable, accrued interest and other                               2,010,799         2,656,255
                                                                                     -----------       -----------
         Total assets                                                                $46,833,291       $47,774,930
                                                                                     ===========       ===========
     Liabilities:

         Mortgage notes payable                                                      $30,674,821       $30,752,378
         Accounts payable and accrued expenses                                           757,383         1,113,122
         Tenant security deposits                                                        309,589           322,821
                                                                                     -----------       -----------
         Total liabilities                                                            31,741,793        32,188,321
                                                                                     -----------       -----------

      Partners' Capital:
      Units of partnership interest without par value;
         Limited partners - 7,753 units                                               15,107,987        15,603,034
         General partner - 1 unit                                                        (16,489)          (16,425)
                                                                                     -----------       -----------
                                                                                      15,091,498        15,586,609
                                                                                     -----------       -----------
               Total liabilities & partners' capital                                 $46,833,291       $47,774,930
                                                                                     ===========       ===========

                                  The accompanying notes are an integral part of these balance sheets.


                                                     SB PARTNERS
                                           (A New York Limited Partnership)
                                            ------------------------------

                                        STATEMENTS OF OPERATIONS (Not Audited)
                                        -------------------------------------
                                                                              For the Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                         1997             1996
                                                                                         ----             ----
      Revenues:
      Rental income                                                                     2,017,169      $ 5,288,589
      Interest on short-term investments                                                   29,706           20,858
      Other                                                                               106,189          131,473
                                                                                      -----------      -----------
          Total revenues                                                                2,153,064        5,440,920
                                                                                      -----------      -----------

      Expenses:
      Interest on mortgage notes payable                                                  601,280        2,379,543
      Real estate operating expenses                                                      957,642        2,583,677
      Depreciation and amortization                                                       469,638        1,217,969
      Real estate taxes                                                                   211,088          445,330
      Management fees                                                                     297,544          484,750
      Other                                                                                37,293          220,112
                                                                                      -----------      -----------
          Total expenses                                                                2,574,485        7,331,381
                                                                                      -----------      -----------

               Loss from operations                                                      (421,421)      (1,890,461)

      Equity in net income (loss) of joint venture                                         (8,527)         185,457
      Loss on sale of investment in real estate                                           (65,163)               0
                                                                                      -----------      -----------

      Net loss
                                                                                         (495,111)      (1,705,004)
          Loss allocated to general partner                                                   (64)            (220)
                                                                                      -----------      -----------

          Loss allocated to limited partners                                          $  (495,047)     $(1,704,784)
                                                                                      ===========      ===========

      Net Loss Per Unit of Limited Partnership Interest                               $    (63.85)     $   (219.89)
                                                                                      ===========      ===========
          Weighted Average Number of Units of Limited
             Partnership Interest Outstanding                                               7,753            7,753
                                                                                      ===========      ===========

                            The accompanying notes are an integral part of these statements.


                                                               SB PARTNERS
                                                    (A New York Limited Partnership)
                                                     ------------------------------

                                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       For the three months ended March 31, 1997 (Not Audited) and for the years ended December 31, 1996 and 1995 (Audited, but not covered by the report of independent public accountants)
        ------------------------------------------------------------------------------------------------------------------------


      Limited Partners:
                                                                     Units of
                                                                   Partnership
                                                                     Interest            Cumulative
                                                                   -----------              Cash        Accumulated
                                                               Number      Amount      Distributions     Earnings       Total
                                                               ------      ------      -------------   -----------      -----
      Balance, December 31, 1994                               7,753    $119,968,973   $(97,728,323)   $(7,606,190)  $14,634,460
       Net loss for the period                                   -            -              -          (3,342,849)   (3,342,849)
                                                               -----    ------------   ------------    -----------   -----------
      Balance, December 31, 1995                               7,753     119,968,973    (97,728,323)   (10,949,039)   11,291,611
       Net income for the period                                 -            -              -           4,311,423     4,311,423
                                                               -----    ------------   ------------    -----------   -----------
      Balance, December 31, 1996                               7,753     119,968,973    (97,728,323)    (6,637,616)   15,603,034
       Net loss for the period                                   -            -              -            (495,047)     (495,047)
                                                               -----    ------------   ------------    -----------   -----------
      Balance, March 31, 1997                                  7,753    $119,968,973   $(97,728,323)   $(7,132,663)  $15,107,987
                                                               =====    ============   ============    ===========   ===========


      General Partner:
                                                                     Units of
                                                                   Partnership
                                                                     Interest            Cumulative
                                                                   -----------              Cash        Accumulated
                                                               Number      Amount      Distributions     Earnings       Total
                                                               ------      ------      -------------   -----------      -----
      Balance, December 31, 1994                                 1           $10,000       $(24,559)       $(1,991)     $(16,550)
       Net loss for the period                                   -              -              -              (431)         (431)
                                                               -----         -------       --------        -------      --------
      Balance, December 31, 1995                                 1            10,000        (24,559)        (2,422)      (16,981)
       Net income for the period                                 -              -              -               556           556
                                                               -----         -------       --------        -------      --------
      Balance, December 31, 1996                                 1            10,000        (24,559)        (1,866)      (16,425)
       Net loss for the period                                   -               -             -               (64)          (64)
                                                               -----         -------       --------        -------      --------
      Balance, March 31, 1997                                    1           $10,000       $(24,559)       $(1,930)     $(16,489)
                                                               =====         =======       ========        =======      ========

                                    The accompanying notes are an integral part of these statements.


                                                  SB PARTNERS
                                        (A New York Limited Partnership)
                                         ------------------------------

                                     STATEMENTS OF CASH FLOWS (Not Audited)
                                     -------------------------------------
                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                 1997           1996
                                                                                 ----           ----
      Cash Flows From Operating Activities:
      Net Loss                                                                 $ (495,111)  $(1,705,004)
       Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
         Loss on sale of investment in real estate                                 65,163             0
         Equity in net (income) loss of joint venture                               8,527      (185,457)
         Depreciation and amortization                                            469,638     1,217,969
         Decrease in other assets                                                 600,777       380,063
         Increase (decrease) in other liabilities                                (368,971)       50,994
                                                                               ----------   -----------
          Net cash provided by (used in) operating activities                     280,023      (241,435)
                                                                               ----------   -----------

      Cash Flows From Investing Activities:
         Proceeds from sale of investment in real estate                           45,000             0
         Capital additions to real estate                                        (249,821)     (466,642)
         Distributions received from joint venture                                      0       293,100
                                                                               ----------   -----------
          Net cash used in investing activities                                  (204,821)     (173,542)
                                                                               ----------   -----------

      Cash Flows From Financing Activities:
         Principal payments on mortgage notes payable                             (77,557)   (1,693,788)
                                                                               ----------   -----------
          Net cash used in financing activities                                   (77,557)   (1,693,788)
                                                                               ----------   -----------

      Net decrease in cash and cash equivalents                                    (2,355)   (2,108,765)
        Cash and cash equivalents at beginning of period                        2,019,321     3,304,968
                                                                               ----------   -----------

        Cash and cash equivalents at end of period                             $2,016,966   $ 1,196,203
                                                                               ==========   ===========


      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                              $  460,081   $ 1,668,988
                                                                               ==========   ===========


                     The accompanying notes are an integral part of these statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                   -----------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   -----------------------------------------

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

           The results of operations for the three month periods ended
     March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for a full year.

(2)  Loss on Sale of Investment in Real Estate
     -----------------------------------------

           During the three month period ended March 31, 1997, the Registrant sold its ten percent interest in an apartment project in Orlando, Florida. The Registrant had been using the cost method to account for this investment. The net loss of $65,000 realized in this transaction is reflected on the statement of operations as a loss on sale of investment in real estate.

(3)  Other Matters
     -------------
     The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1997
              ---------------------------------------------------
General
-------
     The financial statements as of and for the three month period ended March 31, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties and a joint venture. The financial statements as of and for the three month period ended March 31, 1996 reflect the operations of three office properties, one shopping center, two residential garden apartment properties and two joint ventures.

     Total income for the three months ended March 31, 1997 decreased $3,288,000 to approximately $2,153,000 from approximately $5,441,000 for the three months ended March 31, 1996. The net loss for the three months ended March 31, 1997 decreased $1,210,000 to approximately $495,000 from approximately $1,705,000 for the three months ended March 31, 1996.

     Changes in total income and net loss are substantially attributable to the dispositions of International Jewelry Center and 1010 Market Street office buildings during 1996. Together, these two office buildings accounted for 59% of total revenues and 70% of the net loss for the three months ended March 31, 1996.


Liquidity and Capital Resources
-------------------------------
     As of March 31, 1997, the Registrant had cash and cash equivalents of $2,017,000 in addition to $648,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $54,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1996.

     Debt at March 31, 1997, consisted of approximately $25,325,000 of nonrecourse first mortgage notes payable secured by real estate owned by the Registrant, and a recourse note of $5,350,000 secured by Plantation Shopping Center. Payment terms of the Plantation note are interest only, based upon a fixed spread over a LIBOR index, until the maturity of the note at December 31, 1997. The Registrant expects to evaluate the potential for a sale of the shopping center or to refinance this short-term loan with more conventional long-term financing prior to the maturity of the note. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $315,000 for the last three fiscal quarters of 1997. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on mortgage notes payable.

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

Holiday Park Apartments
-----------------------

     Total revenues for the three months ended March 31, 1997 increased $8,000 to $281,000 from $273,000 for the three months ended March 31, 1996. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1997 decreased $2,000 to $24,000 from $26,000 for the three months ended March 31, 1996.

     The increase in total revenues is primarily due to increases in rental rates charged at the property which increased revenues $4,000, and a marginal increase in average occupancy which increased revenues $3,000. The decrease in net loss is primarily due to the increase in revenue, and a decrease in professional fees of $3,000, partially offset by increases in payroll and related costs of $4,000, and repairs and maintenance costs of $4,000.

Meadow Wood Apartments
----------------------

     Total revenues for the three months ended March 31, 1997 decreased $3,000 to $1,146,000 from $1,149,000 for the three months ended March 31, 1996. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1997 increased $22,000 to $43,000 from $21,000 for the three months ended March 31, 1996.

     The decrease in revenues is primarily the result of a decrease in average occupancy at the property of approximately 3% to 93% for the three months ended March 31, 1997 from 96% for the comparable period a year earlier. The decrease in average occupancy decreased income $50,000, but was partially offset by increases in rental rates implemented at the property during the past year which increased income $38,000, and increases in miscellaneous income of $8,000. The increase in net income is primarily due to decreased financing costs as a result of refinancing the mortgage note encumbering the property at the end of 1996. Interest expense for the three months ended March 31, 1997 was $15,000 less than the costs for the previous year, and, because of reduced costs incurred in connection with securing the new loan, amortization of financing costs was $29,000 less than the previous year. The reduction in financing costs was partially offset by increased operating expenses, primarily an increase in repairs and maintenance costs of $21,000.


Plantation Shopping Center
--------------------------

     Total revenues for the three months ended March 31, 1997 decreased $52,000 to $355,000 from $407,000 for the three months ended March 31, 1996. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1997 increased $53,000 to a net loss of $51,000 from net income of $2,000 for the three months ended March 31, 1996.

     The decrease in revenues is primarily due to the loss of a large tenant in the second quarter of 1996, and a second tenant who, during 1996, was relieved of paying minimum rent and is paying only percentage rent while occupying space on the premises. The increase in net loss is primarily due to the decrease in revenues, since decreases in expenses, such as a decrease of $60,000 in interest expense, were offset by increases in other expenses, such as increases in real estate taxes of $22,000, depreciation and amortization of $22,000, and professional fees of $19,000.


Cherry Hill Office Center
-------------------------
     Total revenues for the three months ended March 31, 1997 decreased $25,000 to $342,000 from $367,000 for the three months ended March 31, 1996. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1997 increased $30,000 to net income of $20,000 from a net loss of $10,000 for the three months ended March 31, 1996.

     The decrease in revenues is primarily due to a decrease in average base rental rates charged at the property which decreased income $30,000, and a decrease in miscellaneous income of $4,000. These decreases were partially offset by an increase in average occupancy of 1.71% to 77.18% from 75.47% for the period a year earlier, which increased revenues $7,000, and an increase in escalation income of $2,000. The decrease in revenues was offset by decreased expenses, primarily a decrease of $39,000 in repairs and maintenance expense, and a decrease of $21,000 in utility expense due to the mild winter of 1997 as compared to the severe winter a year earlier, and a decrease in payroll and related costs of $5,000. These decreases in expenses were partially offset by increases in other expenses, primarily an increase of $9,000 in depreciation expense.


Investment in Joint Venture
---------------------------
     Equity in net income (loss) of joint venture for the three months ended March 31, 1997 decreased $194,000 to a net loss of $9,000 from net income of $185,000 for the three months ended March 31, 1996.

     The increase in net loss was primarily due to a decrease in the average occupancy rate in the first quarter of 1997 of 12% to 80% as compared with 92% in the first quarter of 1996. This lower occupancy, attributable to decreased demand for housing in the Atlanta area following the conclusion of the Olympic games, reduced income $127,000 as compared to a year earlier. In addition, increases in repairs and maintenance expense of $56,000, and real estate taxes of $18,000, contributed to the increase in net loss.

                          PART II - OTHER INFORMATION




           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                                  (a)   Exhibits
                                        (27) Financial Data Schedule

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: May 15, 1997                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 15, 1997                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer



Dated: May 15, 1997                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen  III
                                        Vice President