Form 10-Q
period 1997-06-30
SB PARTNERS
filed 1997-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter ended    June 30, 1997            Commission File Number  0-8952
                      ------------------                                  ------

                                      SB PARTNERS
    ----------------------------------------------------------------------------

               New York                                        13-6294787
    --------------------------------                ----------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification Number)



    666 Fifth Avenue             N.Y., N.Y.                       10103
    ---------------------------------------               ----------------------
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code       (212) 408-2900
                                                          ----------------------


    ----------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report


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




                                  SB PARTNERS

                                     INDEX



    Part I  Financial Information

            Balance Sheets
               June 30, 1997 and December 31, 1996  . . . . . . . . . . . 1

            Statements of Operations
               For the three and six months ended June 30, 1997
               and 1996   . . . . . . . . . . . . . . . . . . . . . . . . 2

            Statements of Changes in Partners' Capital
               For the years ended December 31, 1996 and 1995
               and the six months ended June 30, 1997   . . . . . . . . . 3

            Statements of Cash Flows
               For the six months ended June 30, 1997
               and 1996   . . . . . . . . . . . . . . . . . . . . . . . . 4

            Notes to Financial Statements   . . . . . . . . . . . . . 5 - 6

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . .  7 - 12


    Part II Other Information   . . . . . . . . . . . . . . . . . . . .  13


                                                   SB PARTNERS
                                        (a New York limited partnership)
                                         ------------------------------

                                                 BALANCE SHEETS
                                         June 30, 1997 (Not Audited) and
              December 31, 1996 (Audited, but not covered by the report of independent accountants)
             ------------------------------------------------------------------------------------
                                                                                  June 30,      December 31,
                                                                                    1997            1996
                                                                                -------------    ------------
     Assets:
       Investments -
         Real Estate, at cost
         Land                                                                    $  5,083,234    $  5,113,690
         Buildings, furnishings and improvements                                   45,470,314      45,521,700
         Less - accumulated depreciation and valuation allowance                  (18,823,661)    (18,278,229)
                                                                                 ------------    ------------
                                                                                   31,729,887      32,357,161

       Investment in joint venture                                                 10,789,005      10,742,193
                                                                                 ------------    ------------
                                                                                   42,518,892      43,099,354
       Other assets -
         Cash and cash equivalents                                                  2,122,071       2,019,321
         Accounts receivable and other assets                                       2,111,558       2,656,255
                                                                                 ------------    ------------
             Total assets                                                        $ 46,752,521    $ 47,774,930
                                                                                 ============    ============

     Liabilities:

       Mortgage notes payable                                                    $ 30,264,667    $ 30,752,378
       Accounts payable and accrued expenses                                        1,027,343       1,113,122
       Tenants security deposits                                                      313,436         322,821
                                                                                 ------------    ------------
              Total liabilities                                                    31,605,446      32,188,321
                                                                                 ------------    ------------

     Partners' Capital:
     Units of partnership interest without par value;
        Limited partners - 7,753 units                                             15,163,557      15,603,034
        General partner - 1 unit                                                      (16,482)        (16,425)
                                                                                 ------------    ------------
                                                                                   15,147,075      15,586,609
                                                                                 ------------    ------------
              Total liabilities & partners' capital                              $ 46,752,521    $ 47,774,930
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

                                                         SB PARTNERS
                                              (a New York limited partnership)
                                               ------------------------------

                                           STATEMENTS OF OPERATIONS (Not Audited)
                                           -------------------------------------
                                                                         For The Three Months          For The Six Months
                                                                        ----------------------      -----------------------
                                                                          1997          1996            1997          1996
                                                                       -----------   ----------     ----------    -----------
     Revenues:
     Rental income                                                     $2,339,221   $ 4,587,757     $4,356,390    $ 9,876,346
     Interest on short-term investments                                    30,037        13,339         59,743         34,197
     Other                                                                126,777       132,593        232,966        264,066
                                                                       ----------   -----------     ----------    -----------
        Total revenues                                                  2,496,035     4,733,689      4,649,099     10,174,609
                                                                       ----------   -----------     ----------    -----------
     Expenses:
     Interest on mortgage notes payable                                   596,564     2,598,596      1,197,844      4,978,139
     Real estate operating expenses                                       858,210     3,997,861      1,815,852      6,581,538
     Depreciation and amortization                                        479,080       997,157        948,718      2,215,126
     Real estate taxes                                                    233,514       225,553        444,602        670,883
     Management fees                                                      300,013       361,986        597,557        846,736
     Other                                                                 28,416       151,198         65,709        371,310
                                                                       ----------   -----------     ----------    -----------
        Total expenses                                                  2,495,797     8,332,351      5,070,282     15,663,732
                                                                       ----------   -----------     ----------    -----------
          Income (loss) from operations                                       238    (3,598,662)      (421,183)    (5,489,123)

    Equity in net income of joint venture                                  55,339       205,824         46,812        391,281

          Loss on sale of investment in real estate                             0             0        (65,163)             0
                                                                       ----------   -----------     ----------    -----------
    Net income (loss) before extraordinary items                           55,577    (3,392,838)      (439,534)    (5,097,842)

    Gain on disposition of investment in real estate
         Through discharge of indebtedness                                      0     7,535,652              0      7,535,652
                                                                       ----------   -----------     ----------    -----------
        Net income (loss)                                                  55,577     4,142,814       (439,534)     2,437,810

          Income (loss) allocated to general partner                            7           534            (57)           314
                                                                       ----------   -----------     ----------    -----------
          Income (loss) allocated to limited partners                  $   55,570   $ 4,142,280     $ (439,477)   $ 2,437,496
                                                                       ==========   ===========     ==========    ===========
      Net Income (Loss) Per Unit of Limited Partnership Interest:
         Income (loss) before extraordinary items                      $     7.17   $   (437.56)    $   (56.69)   $   (657.45)
         Extraordinary income                                          $     0.00   $    971.84     $     0.00    $    971.84
         Net income (Loss)                                             $     7.17   $    534.28     $   (56.69)   $    314.39
                                                                       ==========   ===========     ==========    ===========
         Weighted Average Number of Units of Limited
            Partnership Interest Outstanding                                7,753         7,753           7,753         7,753
                                                                       ==========   ===========     ===========   ===========

                              The accompanying notes are an integral part of these statements.

                                                            SB PARTNERS
                                                 (a New York limited partnership)
                                                  ------------------------------

                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     For the six months ended June 30, 1997 (Not Audited) and
     for the years ended December 31, 1996 and 1995 (Audited, but not covered by the report of independent public accountants)
     ------------------------------------------------------------------------------------------------------------------------

     Limited Partners:
                                                   Units of
                                                 Partnership                Cumulative
                                                   Interest                    Cash             Accumulated
                                             Number        Amount          Distributions         Earnings            Total

    Balance, December 31, 1994               7,753      $119,968,973       $(97,728,323)       $ (7,606,190)      $14,634,460
      Net loss for the period                  -              -                  -               (3,342,849)       (3,342,849)
                                             -----      ------------       ------------        ------------       -----------
     Balance, December 31, 1995              7,753       119,968,973        (97,728,323)        (10,949,039)       11,291,611
      Net income for the period                -              -                  -                4,311,423         4,311,423
                                             -----      ------------       ------------        ------------       -----------
     Balance, December 31, 1996              7,753       119,968,973        (97,728,323)         (6,637,616)       15,603,034
      Net loss for the period                  -              -                  -                 (439,477)         (439,477)
                                             -----      ------------       ------------        ------------       -----------
     Balance, June 30, 1997                  7,753      $119,968,973       $(97,728,323)       $ (7,077,093)      $15,163,557
                                             =====      ============       ============        ============       ===========


     General Partner:
                                                   Units of
                                                 Partnership                Cumulative
                                                   Interest                    Cash               Accumulated
                                             Number        Amount          Distributions           Earnings            Total

     Balance, December 31, 1994                  1           $10,000           $(24,559)            $(1,991)         $(16,550)
      Net loss for the period                    -              -                  -                   (431)             (431)
                                             -----           -------           --------             -------          --------
     Balance, December 31, 1995                  1            10,000            (24,559)             (2,422)          (16,981)
      Net income for the period                  -              -                  -                    556               556
                                             -----           -------           --------             -------          --------
     Balance, December 31, 1996                  1            10,000            (24,559)             (1,866)          (16,425)
      Net loss for the period                    -              -                  -                    (57)              (57)
                                             -----           -------           --------             -------          --------
     Balance, June 30, 1997                      1           $10,000           $(24,559)            $(1,923)         $(16,482)
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

                                                   SB PARTNERS
                                        (a New York limited partnership)
                                         ------------------------------

                                     STATEMENTS OF CASH FLOWS (Not Audited)
                                     -------------------------------------
                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                 ---------------------------
                                                                                       1997           1996
                                                                                   -----------    -----------
    Cash Flows From Operating Activities:
     Net Income (Loss)                                                            $  (439,534)    $ 2,437,810
      Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
        Loss on sale of investment in real estate                                      65,163               0
        Extraordinary gain on disposition of investment in real estate                      0      (7,535,652)
        Equity in net income of joint venture                                         (46,812)       (391,281)
        Depreciation and amortization                                                 500,019       2,215,126
        Decrease in other assets                                                      948,718       2,254,633
        Increase (decrease) in other liabilities                                      (95,164)        851,242
                                                                                  -----------     -----------
         Net cash provided by (used in) operating activities                          932,390        (168,122)
                                                                                  -----------     -----------

     Cash Flows From Investing Activities:
        Proceeds from sale of investment in real estate                                45,000         125,622
        Capital additions to real estate                                             (386,929)       (946,282)
        Distributions received from joint venture                                           0         602,994
                                                                                  -----------     -----------
         Net cash used in investing activities                                       (341,929)       (217,666)
                                                                                  -----------     -----------

     Cash Flows From Financing Activities:
        Proceeds from mortgage notes payable                                                0       5,350,000
        Proceeds from short-term loan                                                       0       1,038,370
        Retirement of mortgage note payable                                          (326,267)     (5,173,235)
        Principal payments on mortgage notes payable                                 (161,444)     (2,893,267)
        Repayment of short-term loan                                                        0      (1,038,370)
                                                                                  -----------     -----------
         Net cash used in financing activities                                       (487,711)     (2,716,502)
                                                                                  -----------     -----------
     Net increase (decrease) in cash and cash equivalents                             102,750      (3,102,290)
       Cash and cash equivalents at beginning of period                             2,019,321       3,304,968
                                                                                  -----------     -----------
       Cash and cash equivalents at end of period                                 $ 2,122,071     $   202,678
                                                                                  ===========     ===========
     Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                                  $ 1,059,228     $ 3,629,961
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

              The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

    (2)  Mortgage Notes Payable
         ----------------------

              During the quarter ended June 30, 1997, the Partnership retired the mortgage note of $326,000 secured by Cherry Hill Office Center. The note had a 9.50% interest rate and was scheduled to mature in September 1, 2000.

    (3)  Gain/Loss on Sale of Investment in Real Estate
         ----------------------------------------------

              The Partnership sold its ten percent interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. The net loss of $65,000 realized in this transaction is reflected on the statement of operations as a loss on sale of investment in real estate.

    (4)  Long-Lived Asset Held for Sale
         ------------------------------

              The Partnership is in negotiations to sell Plantation Shopping Center, and expects to complete the sale before the end of the year. The historical cost of $14,543,000 less accumulated depreciation of $5,551,000 is less than the estimated fair value less anticipated costs of the sale.

    (5)  Other Matters
         -------------

              The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and results of operations.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JUNE 30, 1997
                      ----------------------------------------

         General
         -------

              The financial statements as of and for the three and six months ended June 30, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties and one joint venture. The financial statements as of and for the three and six months ended June 30, 1996 reflect the operations of three office properties, one shopping center, two residential garden apartment properties and two joint ventures.

              Total revenues for the three months ended June 30, 1997 decreased $2,238,000 to approximately $2,496,000 from approximately $4,734,000 for the three months ended June 30, 1996. Net income decreased $4,087,000 to approximately $56,000 from net income after gain on disposition of $4,143,000 for the three months ended June 30, 1996.

              Total revenues for the six months ended June 30, 1997 decreased $5,526,000 to approximately $4,649,000 from approximately $10,175,000 for the six months ended June 30, 1996. Net income decreased $2,877,000 to a net loss of approximately $439,000 from net income after gain on disposition of approximately $2,438,000 for the six months ended June 30, 1996.

              Changes in total revenues and net income/loss are substantially attributable to the dispositions of International Jewelry Center and 1010 Market Street office buildings during 1996. Together, these two office buildings accounted for 53.13% of total revenues and 97.62% of the net loss before the gain on disposition for the three months ended June 30, 1996, and 56.29% of total revenues and 59.52% of the net loss before the gain on disposition for the six months ended June 30, 1996. Net income for both the three and six month periods ended June 30, 1996 include an extraordinary gain on disposition of real estate through discharge of indebtedness of approximately $7,536,000.

         Liquidity and Capital Resources
         -------------------------------

              As of June 30, 1996, the Registrant had cash and cash equivalents of $2,122,000 in addition to $809,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $320,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1996. The increase is primarily due to the accumulation of funds held by lenders in escrow for the payment of expenses to be realized later in the year.

              Debt at June 30, 1997 consisted of approximately $24,915,000 of non-recourse first mortgage notes payable secured by apartments owned by the Registrant, and a note of $5,350,000 secured by Plantation Shopping Center. Payment terms of the Plantation note are interest only, based upon a fixed spread over a LIBOR index, until the maturity of the note at the end of 1997. The Registrant is currently in negotiations to sell and expects to either complete the sale of the property or to refinance this short-term loan with more conventional long-term financing before the term of the note expires. During the quarter ended June 30, 1997, the Registrant retired the mortgage note secured by Cherry Hill Office Center. The balance of the note, $326,000, had a 9.50% interest rate and was to mature on September 1, 2000. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $173,000 for the last two fiscal quarters of 1997. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

              Cash flow from the Registrant's remaining apartment properties has been increasing moderately, reflecting improving markets. With its present debt structure, Plantation Center is expected to generate positive cash flow for the remainder of 1997. The balance of the Registrant's portfolio of properties are expected to generate sufficient cash flow to cover operating, financing, and capital investment costs of the Registrant for the foreseeable future.

         Holiday Park Apartments
         -----------------------

              Total revenues for the three months ended June 30, 1997 increased $9,000 to $285,000 from $276,000 for the three months ended June 30, 1996. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 1997 increased $14,000 to $30,000 from $16,000 for the three months ended June 30, 1996. The increase in revenues was primarily due to rental rate increases implemented at the property which increased revenues $7,000, while average occupancy at the property increased from 90.97% to 92.29%, which increased income $4,000, which was partially offset by decreases in other income of $2,000. The increase in net loss was primarily due to increases in repairs and maintenance of $9,000, depreciation expense of $5,000, payroll and related costs of $5,000, and utilities expense of $3,000, which were partially offset by revenues.

              Total revenues for the six months ended June 30, 1997 increased $16,000 to $565,000 from $549,000 for the six months ended June 30, 1996. Net loss after depreciation and mortgage interest expense increased $12,000 to $54,000 from $42,000 for the six months ended June 30, 1996. The increase in revenues was primarily the result of increased rental rates implemented at the property which increased income $11,000, supplemented by a marginal increase in occupancy which increased revenues $7,000. The increase in net loss was primarily due to increases in repairs and maintenance of $13,000, payroll and related costs of $9,000, utilities of $5,000, and advertising and promotion of $2,000, which were partially offset by the increases in revenue.

         Meadow Wood Apartments
         ----------------------

              Total revenues for the three months ended June 30, 1997 increased $10,000 to $1,132,000 from $1,122,000 for the three months ended June 30, 1996. Net income after depreciation and mortgage interest expense for the three months ended June 30, 1997 increased $79,000 to $32,000 from a net loss of $47,000 for the three months ended June 30, 1996. The increase in revenues was primarily a result of increases in rental rates implemented at the property, which increased revenues by $20,000, while miscellaneous revenues increased $5,000. These increases were partially offset by a decrease in average occupancy which decreased revenues $15,000. The increase in net income was primarily due to decreased financing costs as a result of refinancing the mortgage note encumbering the property at the end of 1996. Interest expense for the three months ended June 30, 1997 was $22,000 less than the costs for the previous year, and, because of reduced costs incurred in connection with securing the new loan, amortization of financing costs was $26,000 less than the previous year. Net income also increased because of a decrease in operating expenses, primarily decreases in utilities of $36,000, payroll and related costs of $8,000, professional fees of $2,000 and a decrease in insurance costs of $2,000, partially offset by an increase in repairs and maintenance costs of $31,000.

              Total revenues for the six months ended June 30, 1997 increased $7,000 to $2,278,000 from $2,271,000 for the six months ended June 30, 1996. Net income after depreciation and mortgage interest expense for the six months ended June 30, 1997 increased $100,000 to net income of $74,000 from a net loss after depreciation and mortgage interest expense of $26,000 for the six months ended June 30, 1996. The increase in revenues was primarily the result of increased rental rates implemented at the property, which increased revenues by $59,000, and an increase in miscellaneous income which increased revenue by $14,000. These increases in revenues were partially offset by a decrease in average occupancy from the previous year which decreased revenues $65,000. In addition to the increased revenue, the increase in net income was primarily due to decreased financing costs as noted above. Interest expense for the six months ended June 30, 1997 was $37,000, and amortization of financing costs was $55,000, less than the previous year.

         Plantation Shopping Center
         --------------------------

              Total revenues for the three months ended June 30, 1997 increased $163,000 to $605,000 from $442,000 for the three months ended June 30, 1996. Net income after depreciation and mortgage interest expense for the three months ended June 30, 1997 increased $215,000 to $222,000 from $7,000 for the three months ended June 30, 1996. The increase in revenues was primarily due to the increase rental escalation income which increased revenue $93,000, while average occupancy increased 12% to 88% from 76% for the period a year earlier, which increased revenue $52,000, and percentage rents increased $34,000. These increases were partially offset by lower rental rates on new and renewal leases at the property which decreased income $16,000. The increase in net income was primarily due to the increase in revenues and decreases in operating expenses including interest expense of $67,000, repairs and maintenance of $18,000, and professional fees of $12,000, partially offset by increases in other expenses, primarily real estate taxes of $21,000, financing costs of $16,000 and depreciation expense of $9,000.

              Total revenues for the six months ended June 30, 1997 increased $111,000 to $960,000 from $849,000 for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997 increased $162,000 to $171,000 from $9,000 for the six months ended June 30, 1996. The increase in revenues was primarily due to an increase in average occupancy of 12% to 88% from 76%, which increased income by $85,000, while escalation income increased $109,000, and miscellaneous
         revenues increased $27,000.   These increases were partially offset by
         decreases in rental rates negotiated on new and renewal leases which decreased income $103,000 and a decrease in percentage rents of $6,000. The increase in net income was primarily due to the increases in revenue and decreases in operating expenses, primarily decreases in interest expense of $127,000, repairs and maintenance expense of $16,000, and insurance costs of $5,000, partially offset by increases in real estate taxes of $43,000, financing costs of $31,000, depreciation expense of 16,000, and professional fees of $6,000.

         Cherry Hill Office Center
         -------------------------

              Total revenues for the three months ended June 30, 1997 increased $79,000 to $444,000 from $365,000 for the three months ended June 30, 1996. Net income after depreciation and mortgage interest expense increased $123,000 to $156,000 from $33,000 for the three months ended June 30, 1996. The increase in revenues was primarily the result of increased rental rates charged on new and renewal leases which increased revenues $35,000, while average occupancy increased 2% to 78% from 76% for the period a year earlier, which increased revenues $14,000, escalation income increased $28,000, and miscellaneous income increased $2,000. The increase in net income was due to the increase in revenues and decreases in utilities expense of $35,000, payroll and related costs of $8,000, repairs and maintenance $4,000, insurance costs of $4,000 and professional fees of $3,000, partially offset by an increase in depreciation expense of $10,000.

              Total revenues for the six months ended June 30, 1997 increased $54,000 to $786,000 from $732,000 for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997 increased $152,000 to $176,000 from $24,000 for the six months ended June 30, 1996. The increase in revenues was primarily due to an increase in average occupancy of 4% to 79% from 75%, which increased income by $38,000, and increases in escalation income of $30,000, which were partially offset by decreases in rental rates negotiated on new and renewal leases which decreased income $13,000. The increase in net income was due to the increases in revenue and a decrease in operating expenses, primarily decreases in utilities expense of $56,000, repairs and maintenance of $43,000, payroll and related costs of $13,000, and interest expense of $4,000, partially offset by an increase in depreciation expense of $19,000.

         Investment in Joint Venture
         ---------------------------

              Equity in net income of joint venture for the three months ended June 30, 1997 decreased $151,000 to $55,000 from $206,000 for the three months ended June 30, 1996. The decrease in net income was primarily due to a decrease in revenues of $55,000 resulting from a decreased demand for housing in the Atlanta area following the conclusion of the Olympic Games in July of 1996. Property operating expenses increased as compared to a year earlier, including an increase in real estate taxes of $20,000, payroll and related costs of $16,000, repairs and maintenance of $10,000, depreciation of $10,000, advertising and promotion of $8,000, and professional fees of $5,000.

              Equity in net income of joint venture for the six months ended June 30, 1997 decreased $344,000 to $47,00 from $391,000 for the six months ended June 30, 1996. The decrease in income for the six-month period was primarily due to a decrease in the average occupancy rate in the first half of 1997 of 6% to 85% as compared with 91% during the first half of 1996. This decrease in occupancy, attributable to decreased demand for housing in the Atlanta area following the conclusion of the Olympic Games, reduced income $162,000 as compared to a year earlier. In addition, net income decreased due to decreases in miscellaneous income of $42,000 and increases in property operating expenses including repairs and maintenance of $66,000, real estate taxes of $38,000, payroll and related costs of $15,000, depreciation of $12,000, and advertising and promotion of $9,000.

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






                                            SB PARTNERS
                                            -----------------------------------
                                            (Registrant)



                                        By: SB PARTNERS REAL ESTATE CORPORATION
                                            -----------------------------------
                                            General Partner







    Dated: August 14, 1997              By:/s/ John H. Streicker
                                           -----------------------------
                                           John H. Streicker
                                           President




    Dated: August 14, 1997              By:/s/ Elizabeth B. Longo
                                           ------------------------------
                                           Elizabeth B. Longo
                                           Chief Financial Officer



    Dated: August 14, 1997              By:/s/ George N. Tietjen
                                           -----------------------------
                                           George N. Tietjen  III
                                           Vice President