Form 10-Q
period 1997-09-30
SB PARTNERS
filed 1997-11-19
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended  September 30, 1997      Commission File Number  0-8952
                  ----------------------                          -------

                                  SB PARTNERS
-------------------------------------------------------------------------

           New York                                     13-6294787
--------------------------------             ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
---------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
                                                    --------------------


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Balance Sheets
            September 30, 1997 and December 31, 1996  . . . . . . . . . .  1

         Statements of Operations
            For the three and nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .  2

         Statements of Changes in Partners' Capital
            For the nine months ended September 30, 1997
            and the years ended December 31, 1996 and 1995  . . . . . . .  3

         Statements of Cash Flows
            For the nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Notes to Financial Statements  . . . . . . . . . . . . . . .  5 - 6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . 7 - 12

Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . . . 13


                                               SB PARTNERS
                                     (a New York limited partnership)
                                      ------------------------------

                                              BALANCE SHEETS
                                   September 30, 1997 (Not Audited) and
          December 31, 1996 (Audited, but not covered by the report of independent accountants)
          ------------------------------------------------------------------------------------
                                                                            September 30,    December 31,
                                                                                 1997            1996
                                                                            -------------    ------------
 Assets:
   Investments -
     Real Estate, at cost
     Land                                                                   $  2,924,653     $  5,113,690
     Buildings, furnishings and improvements                                  28,726,406       45,521,700
     Less - accumulated depreciation and valuation allowance                 (13,016,464)     (18,278,229)
                                                                            ------------     ------------
                                                                              18,634,595       32,357,161

   Investment in joint venture                                                10,961,882       10,742,193
                                                                            ------------     ------------
                                                                              29,596,477       43,099,354
   Other assets-
     Real estate assets held for sale                                         13,021,025                0
     Cash and cash equivalents                                                 1,764,304        2,019,321
     Accounts receivable and other assets                                      2,031,557        2,656,255
                                                                            ------------     ------------
         Total assets                                                       $ 46,413,363     $ 47,774,930
                                                                            ============     ============
 Liabilities:

   Mortgage notes payable                                                   $ 30,179,151     $ 30,752,378
   Accounts payable and accrued expenses                                         934,879        1,113,122
   Tenants  security deposits                                                    311,464          322,821
                                                                            ------------     ------------
          Total liabilities                                                   31,425,494       32,188,321
                                                                            ------------     ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                                            15,004,371       15,603,034
    General partner - 1 unit                                                     (16,502)         (16,425)
                                                                            ------------     ------------
                                                                              14,987,869       15,586,609
                                                                            ------------     ------------
          Total liabilities & partners' capital                             $ 46,413,363     $ 47,774,930
                                                                            ============     ============

                  The accompanying notes are an integral part of these balance sheets.


                                                            SB PARTNERS
                                                  (a New York limited partnership)
                                                   ------------------------------
                                               STATEMENTS OF OPERATIONS (Not Audited)
                                               -------------------------------------
                                                                For The Three Months           For The Nine Months
                                                                    Ended June 30,                Ended June 30,
                                                               -----------------------       -----------------------
                                                                1997            1996            1997          1996
                                                             ----------     -----------     ----------    -----------
 Revenues:
 Rental income                                               $2,131,312     $ 2,909,240     $6,487,702    $12,785,586
 Interest on short-term investments                              24,931           8,588         84,674         42,785
 Other                                                           21,084         123,155        254,050        387,221
                                                             ----------     -----------     ----------    -----------
    Total revenues                                            2,177,327       3,040,983      6,826,426     13,215,592
                                                             ----------     -----------     ----------    -----------
 Expenses:
 Interest on mortgage notes payable                             581,246       1,476,089      1,779,090      6,454,228
 Real estate operating expenses                                 931,809       1,308,206      2,747,661      5,958,439
 Write-off of uncollectable accounts                                  0         600,211              0      2,531,516
 Depreciation and amortization                                  476,396         632,705      1,425,114      2,847,831
 Real estate taxes                                              215,891         154,803        660,493        825,686
 Management fees                                                300,094         378,347        897,651      1,225,083
 Other                                                            3,973          23,216         69,683        394,526
                                                             ----------     -----------     ----------    -----------
    Total expenses                                            2,509,409       4,573,577      7,579,692     20,237,309
                                                             ----------     -----------     ----------    -----------
      Loss from operations                                     (332,082)     (1,532,594)      (753,266)    (7,021,717)

Equity in net income of joint venture                           172,876         112,972        219,689        504,253

      Loss on sale of investment in real estate                       0               0        (65,163)             0
                                                             ----------     -----------     ----------    -----------
Net loss before extraordinary items                            (159,206)     (1,419,622)      (598,740)    (6,517,464)

Gain on disposition of investment in real estate
     through discharge of indebtedness                                0       4,415,446              0     11,951,098
                                                             ----------     -----------     ----------    -----------
    Net income (loss)                                          (159,206)      2,995,824       (598,740)     5,433,634

      Income (loss) allocated to general partner                    (21)            386            (77)           701
                                                             ----------     -----------     ----------    -----------
      Income (loss) allocated to limited partners            $ (159,185)    $ 2,995,438     $ (598,663)   $ 5,432,933
                                                             ==========     ===========     ==========    ===========
Net Income (Loss) Per Unit of Limited Partnership Interest:
     Loss before extraordinary items                         $   (20.53)    $   (183.08)    $    77.22)   $   (840.53)
     Extraordinary income                                    $     0.00     $    569.44     $     0.00    $  1,541.28
     Net income (loss)                                       $   (20.53)    $    386.36     $   (77.22)   $    700.75
                                                             ==========     ===========     ==========    ===========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding                          7,753           7,753          7,753          7,753
                                                             ==========     ===========     ==========    ===========
                                  The accompanying notes are an integral part of these statements.

                                                            SB PARTNERS
                                                  (a New York limited partnership)
                                                   ------------------------------

                                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   For the nine months ended September 30, 1997 (Not Audited) and for the years ended December 31, 1996 and 1995 (Audited, but not covered by the report of independent public accountants)
      ------------------------------------------------------------------------------------------------------------------------

 Limited Partners:
                                               Units of
                                              Partnership                 Cumulative
                                               Interest                      Cash            Accumulated
                                          Number       Amount           Distributions          Earnings             Total
                                         --------------------           -------------       -------------       ------------

 Balance, December 31, 1994              7,753      $119,968,973        $(97,728,323)       $ (7,606,190)       $14,634,460
  Net loss for the period                  -              -                   -               (3,342,849)        (3,342,849)
                                         -----      ------------        ------------        ------------        -----------
 Balance, December 31, 1995              7,753       119,968,973         (97,728,323)        (10,949,039)        11,291,611
  Net income for the period                -              -                   -                4,311,423          4,311,423
                                         -----      ------------        ------------        ------------        -----------
 Balance, December 31, 1996              7,753       119,968,973         (97,728,323)         (6,637,616)        15,603,034
  Net loss for the period                  -              -                   -                 (598,663)          (598,663)
                                         -----      ------------        ------------        ------------        -----------
 Balance, September 30, 1997             7,753      $119,968,973        $(97,728,323)       $ (7,236,279)       $15,004,371
                                         =====      ============        ============        ============        ===========


 General Partner:
                                               Units of
                                              Partnership                 Cumulative
                                               Interest                      Cash            Accumulated
                                          Number       Amount           Distributions          Earnings              Total
                                        ------------------------        -------------        ------------        -----------

 Balance, December 31, 1994                1             $10,000            $(24,559)            $(1,991)          $(16,550)
  Net loss for the period                  -                 -                   -                  (431)              (431)
                                         -----           -------            --------             -------           --------
 Balance, December 31, 1995                1              10,000             (24,559)             (2,422)           (16,981)
  Net income for the period                -                 -                   -                   556                556
                                         -----           -------            --------             -------           --------
 Balance, December 31, 1996                1              10,000             (24,559)             (1,866)           (16,425)
  Net loss for the period                  -                 -                   -                   (77)               (77)
                                         -----           -------            --------             -------           --------
 Balance, September 30, 1997               1             $10,000            $(24,559)            $(1,943)          $(16,502)
                                         =====           =======            ========             =======           ========


                                  The accompanying notes are an integral part of these statements.


                                               SB PARTNERS
                                     (a New York limited partnership)
                                      ------------------------------
                                  STATEMENTS OF CASH FLOWS (Not Audited)
                                  -------------------------------------
                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                  1997             1996
                                                                              -----------      -----------
Cash Flows From Operating Activities:
 Net Income (Loss)                                                           $  (598,740)      $  5,433,634
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Loss on sale of investment in real estate                                     65,163                  0
    Extraordinary gain on disposition of investment in real estate                     0        (11,951,098)
    Equity in net income of joint venture                                       (219,689)          (504,253)
    Distributions received from joint venture                                          0            504,253
    Depreciation and amortization                                              1,425,114          2,847,831
    Write-off of uncollectable accounts                                                0          2,351,516
    Decrease in other assets                                                     492,006            822,294
    Increase (decrease) in other liabilities                                    (189,600)         1,168,407
                                                                             -----------       ------------
     Net cash provided operating activities                                      974,254            672,584
                                                                             -----------       ------------
 Cash Flows From Investing Activities:
    Proceeds from sale of investment in real estate                               45,000             92,327
    Capital additions to real estate                                            (701,044)        (1,335,369)
    Distributions received from joint venture in excess of
             net income                                                                0            199,604
                                                                             -----------       ------------
     Net cash used in investing activities                                      (656,044)        (1,043,438)
                                                                             -----------       ------------
 Cash Flows From Financing Activities:
    Proceeds from mortgage notes payable                                               0          5,350,000
    Proceeds from short-term loan                                                      0          1,038,370
    Retirement of mortgage note payable                                         (326,267)        (5,173,235)
    Principal payments on mortgage notes payable                                (246,960)        (2,948,769)
    Repayment of short-term loan                                                       0         (1,038,370)
                                                                             -----------       ------------
     Net cash used in financing activities                                      (573,227)        (2,772,004)
                                                                             -----------       ------------
 Net increase (decrease) in cash and cash equivalents                           (255,017)        (3,142,858)
   Cash and cash equivalents at beginning of period                            2,019,321          3,304,968
                                                                             -----------       ------------
   Cash and cash equivalents at end of period                                $ 1,764,304       $    162,110
                                                                             ===========       ============
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                 $ 1,647,802       $  4,656,760
                                                                             ===========       ============


                     The accompanying notes are an integral part of these statements.

                                  SB PARTNERS
                        (a New York limited partnership)
                         ------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                   -----------------------------------------
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                 ----------------------------------------------

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

          The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(2) Mortgage Notes Payable
    ----------------------

          In June 1997, the Partnership retired the mortgage note of $326,000 secured by Cherry Hill Office Center. The note had a 9.50% interest rate and was scheduled to mature on September 1, 2000.

          In October 1997, the existing lender issued an application to refinance the mortgage loan encumbering Holiday Park Apartments.
    The partnership has accepted the application and the refinancing is expected to occur in December 1997, with a significantly lower interest rate and approximately $300,000 of additional loan proceeds.

          The Partnership expects to retire the $5,350,000 note secured by the Plantation Shopping Center in December 1997 in connection with the sale of this asset (see Note 4).

(3) Gain/Loss on Sale of Investment in Real Estate
    ----------------------------------------------

          In January 1997, the Partnership sold its ten percent interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. The net loss of $65,000 realized in this transaction is reflected on the statement of operations as a loss on sale of investment in real estate.

(4) Real Estate Transactions
    ------------------------

          In October 1997, the Partnership entered into a contract to sell the Plantation Shopping Center for $11,000,000. The Buyer has completed its due diligence inspections and closing is scheduled for December 1997.

          In September 1997, the joint venture which owns Riverbend Apartments signed a contract to sell the asset for a price of $24,500,000, and, in connection therewith, the Partnership will buy its venture partner s interest for $9,800,000. Since the acquisition of the venture interest is expected to close in November, and the buyer has the ability to set a closing date as late as December 30, 1997, the Partnership has negotiated a bridge loan with its lead bank. The buyer has the option of terminating its contract at the conclusion of its due diligence investigations on December 15, 1997. Should this occur, the Partnership would put the property back on the market.

          In October 1997, the Partnership entered into a contract to sell Cherry Hill Office Center. A closing is scheduled for January 1998. The buyer retains the option to terminate the contract at the conclusion of its due diligence negations on November 24, 1997. Should that occur, the Partnership would put the property back on the market.

          In light of the above transactions, both the Plantation Shopping Center and the Cherry Hill Office Center are included in real estate assets held for sale on the accompanying balance sheet.

          There can be no assurance that these sales will occur. Sales prices shown are gross prices to the Partnership and do not reflect the payment of underlying debt, if any, brokerage fees, or closing costs and adjustments.

(5) Other Matters
    -------------

          The Partnership is a party to certain actions directly related to its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position and results of operations.

          On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action complaint, on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled
    Spencer v. SB Partners et. al., Index No. 120673/97. The complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership believes that it has meritorious defenses to the action and that it will not have a material adverse affect on its financial position.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                 ----------------------------------------------

    General
    -------

          The financial statements as of and for the three and nine months ended September 30, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties and one joint venture owning an apartment property. The financial statements as of and for the three and nine months ended September 30, 1996 reflect the operations of two office properties, one shopping center, two residential garden apartment properties and two joint ventures owning apartments. The nine month period ended September 30, 1996, also includes a third office property.

          The Partnership has entered into contracts to sell three properties:
    Plantation Shopping Center, Cherry Hill Office Center, and Riverbend Apartments (see Footnote 4 of the accompanying financial statements). The Partnership has also made application to the existing lender to refinance the mortgage loan encumbering Holiday Park Apartments.

          As a result of these transactions, the Partnership estimates the net proceeds received after the payment of related debt, payment of related transaction closing costs and expenses will be approximately $23,000,000. There can be no assurance that these transactions will close. If, however, they do occur the Partnership will have completed the disposition of the last of the troubled assets in its portfolio allowing it to recommence cash distributions to its limited partners in 1998 and to resume acquisition activities to rebuild its portfolio. Investigations of appropriate new acquisitions are underway.


    Operations
    ----------

          Total revenues for the three months ended September 30, 1997 decreased $864,000 to approximately $2,177,000 from approximately $3,041,000 for the three months ended September 30, 1996. Net loss increased $3,174,000 to approximately $178,000 from net income after gain on disposition of $2,996,000 for the three months ended September 30, 1996.

          Total revenues for the nine months ended September 30, 1997 decreased $6,389,000 to approximately $6,826,000 from approximately $13,216,000 for the nine months ended September 30, 1996. Net income decreased $6,052,000 to a net loss of approximately $618,000 from net income after gain on disposition of approximately $5,434,000 for the nine months ended September 30, 1996.

          Changes in total revenues and net income/loss are substantially attributable to the dispositions of International Jewelry Center and 1010 Market Street office buildings during 1996. Together, these two office buildings accounted for 30.98% of total revenues and 132.61% of the net loss before the gain on disposition for the three months ended September 30, 1996, and 50.47% of total revenues and 79.22% of the net loss before the gain on disposition for the nine months ended September 30, 1996. Net income for the three and nine month periods ended September 30, 1996 include extraordinary gains on disposition of real estate through discharge of indebtedness of approximately $4,415,000 and $11,951,000, respectively. Please refer to forms 8-K filed in May and September, 1996, in connection with these dispositions, and note that all line items of revenue and expense were similarly affected, as total revenue and expenses, due to discontinuance of operation of these two large office buildings.

    Liquidity and Capital Resources
    -------------------------------

          As of September 30, 1997, the Registrant had cash and cash equivalents of $1,764,000 in addition to $870,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $23,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1996.

          Debt at September 30, 1997 consisted of approximately $24,829,000 of non-recourse first mortgage notes payable secured by two apartment properties owned by the Registrant, and a note of $5,350,000 secured by Plantation Shopping Center. This property is under contract to be sold with a closing scheduled for December 1997, at which time the note would be retired. As previously reported, the Registrant retired the mortgage note secured by Cherry Hill Office Center during the quarter ended June 30, 1997. The balance of the note at the time it was retired was $326,000. Other scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $88,000 for the last fiscal quarter of 1997. The terms of the other mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

          Cash flow from the Registrant's properties has been increasing moderately. Each of the properties, including those properties included in sale discussions, are expected to generate cash flow which is sufficient to cover operating, financing, and capital improvement costs for the foreseeable future.

    Holiday Park Apartments
    -----------------------

          Total revenues for the three months ended September 30, 1997 increased $24,000 to $294,000 from $270,000 for the three months ended September 30, 1996. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1997 decreased $16,000 to $13,000 from $29,000 for the three months ended September 30, 1996. The increase in revenues was primarily due to an increase in average occupancy at the property from 88.8% to 93.7% which increased income $14,000, while rental rate increases implemented at the property increased revenues $9,000, and miscellaneous income increased revenues by $1,000. The decrease in net loss was primarily due to the increase in revenues, partially offset by increases in operating expenses including repairs and maintenance of $5,000 and payroll and related costs of $3,000.

          Total revenues for the nine months ended September 30, 1997 increased $40,000 to $859,000 from $819,000 for the nine months ended September 30, 1996. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 1997 decreased $4,000 to $67,000 from $71,000 for the nine months ended September 30, 1996. The increase in revenues was primarily the result of increased rental rates implemented at the property which increased income $19,000, and an increase in average occupancy of 1.5% to 91.9% from 90.4% for the period a year earlier, which increased revenues $21,000. The decrease in net loss was primarily due to the increase in revenues, partially offset by increases in operating expenses including repairs and maintenance of $18,000, payroll and related costs of $12,000, and utilities of $7,000. Repairs and maintenance increased in connection with the higher rate of turnover at the property. The increase in payroll and related costs was the result of the hiring of two maintenance staff at the property. For a portion of 1996, the property was not fully staffed and the hiring of these two new employees during 1997 fully staffed the property.

    Meadow Wood Apartments
    ----------------------

          Total revenues for the three months ended September 30, 1997 decreased $86,000 to $1,104,000 from $1,190,000 for the three months ended September 30, 1996. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1997 increased $72,000 to a net loss of $36,000 from net income of $36,000 for the three months ended September 30, 1996. The decrease in revenues was primarily a result of decreases in average occupancy of 6.8% to 88.5% from 95.3% for the period a year earlier, which decreased revenues $88,000, and decreases in miscellaneous income which decreased revenues $7,000. These decreases were partially offset by an increase in rental rates implemented at the property which increased revenues $10,000. The increase in net loss was primarily due to the decrease in revenues and an increase in operating expenses, including increases in repairs and maintenance of $29,000 and utilities of $21,000, partially offset by decreased financing costs as a result of refinancing the mortgage note encumbering the property at the end of 1996. Interest expense for the three months ended September 30, 1997 was $30,000 less than the previous year, and, because of reduced costs incurred in connection with securing the new loan, amortization of financing costs were $29,000 less than the previous year.

          Total revenues for the nine months ended September 30, 1997 decreased $79,000 to $3,382,000 from $3,461,000 for the nine months ended September 30, 1996. Net income after depreciation and mortgage interest expense for the nine months ended September 30, 1997 increased $30,000 to $39,000 from $9,000 for the nine months ended September 30, 1996. The decrease in revenues was primarily the result of a decrease in average occupancy of 4.7% to 89.5% from 94.2% for the period a year earlier, which decreased revenues $154,000. This decrease in revenues was partially offset by increased rental rates implemented at the property, which increased revenues by $68,000, and an increase in miscellaneous income, which increased revenue by $6,000. The increase in net income was primarily due to decreased financing costs. Interest expense for the nine months ended September 30, 1997 was $66,000, and amortization of financing costs $84,000, less than the previous year. The rate on the new loan was 7.55%, versus 9.50% on the old loan, although the loan amount was increased from
    $18,396,000 to $21,500,000.    In addition, net income increased due to
    decreases in certain operating expenses, including payroll and related costs of $19,000 and insurance costs of $6,000. These changes were partially offset by an increase in repairs and maintenance of $69,000.
    Reno is currently experiencing an oversupply in housing as new construction is completed and apartments become available. This is especially true in the northwest and southeast sections of the area. Meadow Wood is located in the southeast section and is working to maintain its market share, although it has experienced a decrease in occupancy and increased turnover of renters. This caused the decrease in revenues due to the decrease in occupancy, and the increase in repairs and maintenance as a greater number of apartments needed to be made market ready for new residents.

    Plantation Shopping Center
    --------------------------

          Total revenues for the three months ended September 30, 1997 increased $183,000 to $416,000 from $233,000 for the three months ended September 30, 1996. Net income after depreciation and mortgage interest expense for the three months ended September 30, 1997 increased $105,000 to net income of $27,000 from a net loss of $78,000 for the three months ended September 30, 1996. The increase in revenues was primarily due to increases in rental rates on new and renewal leases at the property, which increased revenue $88,000, an increase in average occupancy of 23.7% to 94.2% from 70.5% for the period a year earlier, which increased revenue $64,000, an increase in escalation income of $26,000, and an increase in percentage rents of $5,000. The increase in net income was primarily due to the increase in revenues, partially offset by increases in operating expenses, primarily real estate taxes of $21,000 and depreciation expense of $12,000.

          Total revenues for the nine months ended September 30, 1997 increased $294,000 to $1,376,000 from $1,082,000 for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997 increased $266,000 to net income of $198,000 from a net loss of $68,000 for the nine months ended September 30, 1996. The increase in revenues was primarily due to an increase in escalation income, which increased revenue $135,000, while increases in rental rates negotiated on new and renewal leases increased income $82,000. In addition, average occupancy increased 4.4% to 80.6% from 76.2%, which increased income $51,000, while miscellaneous revenues increased $27,000. The increase in net income was primarily due to the increases in revenue and decreases in operating expenses, primarily decreases in interest expense of $83,000, repairs and maintenance expense of $10,000, and insurance costs of $9,000, partially offset by increases in real estate taxes of $64,000 and depreciation expense of $28,000. With the full restoration of the shopping center now complete after the fire loss suffered in an earlier year, the county has increased the assessment of the taxable value of the property, increasing real estate tax expense accordingly. Depreciation expense has likewise increased now that the restoration is fully operational. Interest expense decreased from the refinancing of the existing mortgage loan in June 1996 with a short term borrowing at the significantly lower interest rate of LIBOR plus 2.0% and a lower loan amount. This lowered the effective borrowing rate 10.25% to 7.625%.


    Cherry Hill Office Center
    -------------------------

          Total revenues for the three months ended September 30, 1997 decreased $54,000 to $338,000 from $392,000 for the three months ended September 30, 1996. Net loss after depreciation and mortgage interest expense increased $68,000 to a net loss of $38,000 from net income of $30,000 for the three months ended September 30, 1996. The decrease in revenues was primarily the result of decreased rental rates charged on new and renewal leases which decreased revenues $73,000. This decrease was partially offset by an increase in escalation income, which increased income $13,000, while average occupancy increased 1.2% to 80.4% from 79.2% for the period a year earlier, which increased revenues $5,000. The decrease in net income was due to the net decrease in revenues and increases in utilities expense of $28,000, depreciation expense of $7,000, partially offset by decreases in professional fees of $9,000, interest expense of $9,000, and insurance costs of $4,000.

          Total revenues for the nine months ended September 30, 1997 remained unchanged from September 30, 1996 at approximately $1,124,000. Net income for the nine months ended September 30, 1997 increased $85,000 to $138,000 from $53,000 for the nine months ended September 30, 1996. The increase in net income was due to decreases in operating expenses, primarily decreases in repairs and maintenance of $42,000, utilities expense of $28,000, payroll and related costs of $17,000, interest expense of $12,000, insurance costs of $12,000, and professional fees of $10,000, partially offset by an increase in depreciation expense of $26,000 and financing costs of $11,000. The decrease in repairs and maintenance is primarily attributable to the mild winter of early 1997 as compared to the record snowfalls of early 1996, as snow removal costs were significantly lower in the current year. Utilities expense also decreased for the nine month period as a result of the milder weather.

    Investment in Joint Venture
    ---------------------------

          Equity in net income of joint venture for the three months ended September 30, 1997 increased $99,000 to $212,000 from $113,000 for the three months ended September 30, 1996. The increase in net income was primarily due to a decrease in property operating expenses as compared to a year earlier, as average occupancy and rental rates for the three months ended September 30, 1997 were approximately equal to the three month period a year earlier, leaving total revenues virtually unchanged between the two periods. Decreased operating expenses included a decrease in utilities expense of $104,000, as a result of the repair of a water leak which contributed to the increased utilities expense in the prior year. Other changes in operating expenses include a decrease in repairs and maintenance of $48,000, partially offset by increases in payroll and related costs of $25,000.

          Equity in net income of joint venture for the nine months ended September 30, 1997 decreased $245,000 to $259,000 from $504,000 for the nine months ended September 30, 1996. The decrease in income for the nine-month period was primarily due to a decrease in the average occupancy rate for the nine months ended September 30, 1997. This decrease in occupancy, attributable to decreased demand for housing in the Atlanta area following the conclusion of the Olympic Games, reduced income $165,000 as compared to a year earlier. In addition, net income decreased due to decreases in miscellaneous income of $46,000 and increases in property operating expenses including payroll and related costs of $41,000, repairs and maintenance of $17,000, depreciation of $17,000, and advertising and promotion of $14,000. Payroll and related costs increased due to the additional employment of maintenance staff during the summer months to clean and repair the air conditioning system at the property.

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






                                 SB PARTNERS
                                 ------------------------------------
                                 (Registrant)



                              By:SB PARTNERS REAL ESTATE CORPORATION
                                 -----------------------------------
                                 General Partner







Dated: November 19, 1997               By:/s/ John H. Streicker
                                          -----------------------------
                                          John H. Streicker
                                          President



Dated: November 19, 1997               By:/s/ Elizabeth B. Longo
                                          -----------------------------
                                          Elizabeth B. Longo
                                          Chief Financial Officer



Dated: November 19, 1997               By:/s/ George N. Tietjen
                                          -----------------------------
                                          George N. Tietjen  III
                                          Vice President