Form 10-K
period 1997-12-31
SB PARTNERS
filed 1998-03-31
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission file number  0-8952
                               -----------------                        -------

                                     SB Partners
     --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
     New York                                                        13-6294787
     --------------------------------------------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)

     666 Fifth Avenue, N.Y., N.Y.                                         10103
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

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT
         THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                     ---   ---
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

                                        None
                                        ----

                                       PART I
                                       ------
     ITEM 1.  BUSINESS
              --------
     Description of SB Partners (the "Registrant")
     ---------------------------------------------

     The Registrant is an existing New York limited partnership, which has been engaged in acquiring, operating and holding for investment a varying portfolio of real properties since April, 1971. The Registrant's initial public offering was in 1971. As of December 31, 1997, the Registrant owned an office center in Cherry Hill, New Jersey; apartment projects in Holiday, Florida, Reno, Nevada and Atlanta, Georgia; and 13.9 acres of land adjacent to the apartment project in Holiday, Florida.

     The principal objectives of the Registrant are, first, to obtain capital appreciation through equity investments in real estate; second, to generate cash available for distribution, a portion of which may not be currently taxable; and third, to the extent still permitted under the Internal Revenue Code of 1986, as amended, to generate tax losses which may offset the Limited Partners' income from the Registrant and certain other sources. In recent years, the ability of the Registrant to meet these objectives has been impacted negatively by factors discussed elsewhere in this annual report on Form 10-K, as well as other factors.

     The Registrant incurred losses before extraordinary gain during each of the five years prior to 1997, as compared to net income of $400,000 for the current year. The accumulated tax losses and accumulated financial statement losses before gain on sale of investments in real estate as of December 31, 1997 were $161,814,019 and $112,021,287, respectively. The accumulated tax gains and the accumulated financial statement gains on sale of investments in real estate as of December 31, 1997, were $146,391,819 and $105,781,575, respectively. Aggregate cash distributions made to partners as of December 31, 1997 were $97,752,882. Refer to the Registrant's 1997 Annual Audited Consolidated Financial Statements, which are contained in this annual report on Form 10-K,
     Note 7 of Notes to Consolidated Financial Statements, for a reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes for each of the three years in the period ended December 31, 1997.

     Recent Developments and Real Estate Investment Factors
     ------------------------------------------------------

     In the last few years, many markets and real estate asset classes have experienced significant improvement over conditions that existed in the late 1980's and early 1990's. During the early part of this decade, most asset classes suffered greatly from significant overbuilding in many markets, changes in government regulations with respect to lending practices, changes in federal income tax regulations, a lack of buyers of real estate, and a lack of equity and debt capital. This lack of available capital had serious negative consequences for owners who required funds to refinance capital structures created in the 1980's, to properly maintain and improve properties for tenant occupancy, or to cover shortfalls where real estate operating, financing and capital costs exceeded rental revenue generated. In addition, real estate development and construction activity declined dramatically as a result of the overbuilding that was prevalent in many markets.

     The recent resurgence of many real estate asset classes has been partly due to the availability of new sources of debt and equity capital combined with the return of more traditional sources; improvement in the national and many local economies; and a significant decrease in interest rates available to potential borrowers, among other factors. Growth of new public market financing vehicles such as real estate investment trusts (REITs), commercial mortgage backed securities (CMBS), along with private "opportunity funds", as well as the return of traditional lending sources such as banks and life insurance companies, have significantly increased the amount of capital available to real estate investors and developers. This increased availability of capital has allowed the Registrant to refinance the mortgage notes on certain of its properties.

     Renewed strength in the national and many local economies has increased the demand for space in all asset classes. In some markets, recent increases in prices for many real estate asset classes have been due, in part, to the limited availability of investment opportunities. As a result, significant real estate development and construction is underway again in many markets. In some markets, the increase in the supply of space has not been sufficient to satisfy demand, and rents paid by new and renewing tenants, as well as occupancies, have increased. However, in other markets, supply has been greater than demand and rents and occupancies have decreased of late, including some markets where the Registrant owns properties.

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

     General Real Estate Risks
     -------------------------
     This report on Form 10-K includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including, but not limited to, those risks described below:

     General
     -------
     The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of apartment units or a reduction in demand for apartment units in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financings, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates or operating expenses, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew or relet the leases of a significant number of tenants, or, if the rental rates upon such renewal or reletting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unitholders may be adversely affected.

     Risks of Liability and Loss
     ---------------------------
     The development and ownership of real estate may result in liability to third parties, due to conditions existing on a property which result in injury. Such liability may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and condition of such property. In addition, real estate may suffer a loss in value due to casualties such as fire or hurricane. Such loss may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

     Value and Non-liquidity of Real Estate
     --------------------------------------
     Real estate investments are relatively non-liquid. The Registrant's ability to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If the Registrant must sell an investment, there can be no assurance that it will be able to dispose of the investment in the time period it desires or that the sales price of the investment will recoup or exceed the amount of the Registrant's cost for the investment.

     Potential Adverse Effect on Results of Operations Due to Operating Risks
     -------------------------------------------------------------------------
     The Registrant's properties are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates. The Registrant's properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. The Registrant's tenants in its commercial properties generally are obligated to pay these escalating costs, although there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. In the case of apartment communities, the Registrant must bear such increased expenses. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet such increased expenses without decreasing occupancy rates. While the Registrant implements cost-saving incentive measures at each of its properties, if any of the foregoing occurs, the Registrant's results of operations, financial condition and its ability to pay distributions to Unitholders could be adversely affected.

     Debt Servicing and Financing
     ----------------------------
     If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance indebtedness through additional debt financing or equity offerings. If the Registrant is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unitholders. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense would increase, which would adversely affect the Registrant's results of operations, financial condition and its ability to pay expected distributions to Unitholders. Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

     Increase in Market Interest Rates on Variable Interest Rates
     ------------------------------------------------------------
     The Registrant has one loan that bears interest at a variable rate. The Registrant may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could increase the Registrant's interest expense, which could adversely affect the Registrant's results of operations and financial condition.

     Environmental Issues
     --------------------
     Under various Federal, state and local environmental laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose environmental liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain third parties may seek recovery from owners or operators of such properties or persons who arranged for the disposal or treatment of hazardous or toxic substances and, therefore, are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     Competition
     -----------
     The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends, et cetera. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease space at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing provide alternatives to potential residents of multifamily residential properties. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases, may in turn adversely affect the performance and financial condition of the Registrant.

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

     The effect of these and other changes in income tax laws will vary depending upon each partner's individual tax situation. The Registrant believes that its characterization of, and allocation of, passive and portfolio income and losses from its operations are in compliance with existing regulations, but it can provide no assurances that the Internal Revenue Service ("IRS") will not challenge such treatment and allocations in the event of an audit.

     Recent Legislation
     ------------------
     The Taxpayer Relief Act of 1997 contains significant changes to the taxation of capital gains of individuals, trusts and estates. For gains realized after July 28, 1997, and subject to certain exceptions, the maximum rate of tax on net capital gains of individuals, trusts and estates from the sale or exchange of capital assets held for more than 18 months has been reduced to 20%, and the maximum rate is reduced to 18% for assets acquired after December 31, 2000 and held for more than five years. However, the maximum rate for long-term capital gains attributable to the sale of depreciable real property held for more than 18 months is 25% to the extent of the deductions for depreciation with respect to such property. Therefore, that portion of capital gain that is attributable to depreciation previously allocated to the Unitholders will be subject to the 25% rate. The maximum rate of capital gains tax for capital assets held for more than one year (but not more than 18 months) remains at 28%. The taxation of capital gains of corporations was not changed by the Taxpayer Relief Act.

     Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.

     Other Tax Matters
     -----------------

     The Revenue Act of 1987 retroactively changed the treatment of income and loss of publicly-traded partnerships ("PTP") to characterize a partner's share of income as portfolio instead of passive, and limits the current deductibility of losses.

     The term PTP refers to any partnership whose interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). The Registrant believes that it is not a PTP pursuant to such definition and therefore its holders will not be subject to the Revenue Act of 1987 provisions. However, due to the complexities of the regulations, no assurance can be provided that the IRS may not challenge the treatment of income and losses in the event of an audit.

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

     There are approximately 36 full and part-time on-site project personnel employed at the Registrant's properties.

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

     ITEM 2.PROPERTIES
            ----------

     The properties owned by the Registrant as of December 31, 1997 are set forth on the Summary of Properties schedule on the page immediately following.

     ITEM 3.LEGAL PROCEEDINGS
            -----------------

     The Registrant is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

     On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Registrant, filed a purported class action complaint, on behalf of himself and other persons similarly situated, against the Registrant and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The complaint alleges, inter alia, that the business of the Registrant can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Registrant's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Registrant believes that it has meritorious defenses to the action and that the final outcome will not have a material adverse effect on its financial position or results of operations.

     ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
            ----------------------------------------------
     NONE.

                                                        SB PARTNERS
                                                   Summary of Properties
                                                  As of December 31, 1997
                                                          Description       Acquisition  Percent              Mortgage
            Property                Location         Sq. Ft.   Units  Acres     Date    Ownership  Occupancy   Payable
     Apartments:

     Holiday Park Apts.            Holiday, FL         220,000    244   21.5   Jan 1991    100%     98.8%     $ 3,517,983
     Riverbend Apts. (1)(2)        Atlanta, GA         557,000    594   49.8   Dec 1997    100%     88.9%       4,000,000
     Meadowwood Apts.              Reno, NV            529,000    704   30.0   May 1983    100%     84.8%      21,223,992
                                                     ---------  -----  -----
                                                     1,306,000  1,542  101.3
     Office:                                         =========  =====  =====

     Cherry Hill Office Center(2)  Cherry Hill, NJ     138,000   n/a     3.4   Sep 1993    100%     79.0%          -

     Land:

     Unimproved land (3)           Holiday, FL           n/a     n/a    13.9   Jul 1978    100%      n/a           -

     Additional information regarding properties owned by the Registrant:
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
     Average Occupancy
     -----------------
     Holiday Park Apts.                              93.2%      91.0%      91.6%      93.5%      92.9%
     Riverbend Apts.                                 87.4%      88.8%      92.6%      86.1%      80.3%
     Meadowwood Apts.                                88.8%      94.9%      96.9%      96.3%      96.3%
     Cherry Hill Office Center                       79.0%      82.0%      75.0%      81.0%      81.0%


     Effective Annual Rent
     --------------------
     Holiday Park Apts.(a)                         $4,604     $4,335     $4,238     $4,237     $4,094
     Riverbend Apts.(a)                            $6,236     $6,413     $6,116     $5,168     $4,557
     Meadowwood Apts.(a)                           $5,987     $6,372     $6,140     $5,914     $5,604
     Cherry Hill Office Center(b)                  $13.71     $13.28     $13.45     $14.27     $14.27

     (a) Per unit
     (b) Per square foot

      (1) The Registrant purchased the 40% interest formerly held by its co-venturer on December 15, 1997, becoming the sole owner of the property.  Refer also to the Registrant's 1997 Annual Audited Consolidated Financial Statements.
      (2) These properties are included in "real estate assets held for sale" in the 1997 Annual Audited Consolidated Financial
     Statements.
      (3) Land is adjacent to Holiday Park Apartments.


           12                          PART II
                                       -------

     ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
              INTEREST AND RELATED UNITHOLDER MATTERS
            --------------------------------------------

     The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 1997 was 3,844.

     At various times the Registrant has generated and distributed cash to the Unitholders totalling $97,752,882, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. Although the Registrant has not paid distributions since 1990, the improving real estate markets and repositioning of the Registrant's portfolio may allow it to recommence paying distributions.


     ITEM 6.SELECTED FINANCIAL DATA
            -----------------------

     Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K.

     SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles.  This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.
                                                                                For the Years Ended December 31,
                                                                         1997       1996       1995       1994         1993
                                                                         ----       ----       ----       ----         ----
                                                                                 (In Thousands, Except Unit Data)
     Income Statement Data:
     Rental, Interest and Other Revenues                              $  9,066   $ 15,430   $ 23,324   $ 25,544     $ 27,019
     Operating Expenses, including
       Depreciation and Amortization                                   (10,386)   (23,495)   (31,356)   (35,648)     (35,424)
     Provision for loan losses, net of recoveries                            0          0          0          0         (129)
     Writedown and Reserves of Investments in Real Estate                    0          0          0     (4,162)           0
                                                                      --------   --------   --------   --------    ---------
     Loss from Operations                                               (1,320)    (8,065)    (8,032)   (14,266)      (8,534)

     Gain (Loss) on Sale of Investments in Real Estate                   1,404          0      3,964      6,859          (72)
     Equity in Net Income (Loss) of Joint Venture                          316        426        725       (352)        (372)
                                                                      --------   --------   --------   --------    ---------
     Net Income (Loss) before Extraordinary Gain                           400     (7,639)    (3,343)    (7,759)      (8,978)

     Gain on Dispositions of Investments in Real Estate
       through Discharge of Indebtedness                                     0     11,951          0           0           0
                                                                      --------   --------   --------   ---------   ---------
     Net Income (Loss)                                                $    400   $  4,312   ($ 3,343)  ($  7,759)  ($  8,978)
                                                                      ========   ========   ========   =========   =========

     Net Income (Loss) per Unit of Partnership Interest:
       Net Income (Loss) before Extraordinary Gain                    $     52  ($    985)  ($   431)  ($  1,001)  ($  1,158)
       Extraordinary Gain                                             $      0   $  1,541    $     0    $      0    $      0
       Net Income (Loss)                                              $     52   $    556   ($   431)  ($  1,001)  ($  1,158)

     Weighted Average Number of
       Partnership Units Outstanding                                     7,754      7,754      7,754       7,754       7,754

     Balance Sheet Data at Year End:

     Real Estate, net                                                  $18,502    $32,357   $106,893    $116,253    $136,749
     Real Estate Assets Held for Sale                                  $24,926    $     0   $      0    $      0    $      0
     Investment in Joint Venture                                       $     0    $10,742   $ 10,697    $ 11,134    $ 11,635
     Mortgage Notes Receivable, net                                    $     0    $     0   $      0    $      0    $  5,934
     Total Assets                                                      $45,667    $47,775   $127,259    $135,238    $163,370
     Mortgage Notes Payable, net                                       $28,742    $30,752   $103,408    $112,254    $136,004

     ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As of December 31, 1997, the Registrant had cash and cash equivalents of approximately $550,000 in addition to $702,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,359,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1996. Total cash and cash equivalents decreased primarily due to the expenditure of approximately $899,000 for capital additions to existing properties during the year. In addition, the Registrant made payment of approximately $306,000 of principal to retire a mortgage note and approximately $354,000 of mortgage principal paid through regularly scheduled payments.

     During 1997, the Registrant sold Plantation Shopping Center for $11,000,000 in an all cash transaction. Upon the sale, the $5,350,000 mortgage note which had been secured by the property was retired. The balance of the proceeds of sale after closing costs were applied to the purchase of the former co-venturer's 40% interest in Riverbend Apartments, whereby the Registrant became the sole owner of the apartment community. The Registrant secured a $4,000,000 demand loan from a bank to finance the balance of the $9,800,000 cost of this acquisition. The note carries interest at LIBOR plus 2.00% and expires in April of 1998. The Registrant expects to complete a sale of the property, or extend the term of the note, or to refinance the note with more conventional long-term financing prior to the expiration of the note. If it fails to do so, the Registrant may be required to secure funds from other sources to retire the note.

     Riverbend Apartments, located in Atlanta, Georgia, and Cherry Hill Office Center, located in Cherry Hill, New Jersey, have been classified as real estate assets held for sale on the December 31, 1997 consolidated balance sheet. As of March 31, 1998, the Registrant has entered into a contract for the sale of Cherry Hill Office Center for $4,825,000. This sale is scheduled to close in April, 1998. The Registrant is in negotiations for the sale of Riverbend Apartments and while there can be no assurance that the sale of the apartments will occur, if both properties are sold, it is estimated that the amount of cash and cash equivalents available for reinvestment by the Registrant will increase by approximately $21 million, which will allow the resumption of acquisition activities to rebuild the portfolio. Investigations of appropriate new acquisitions are underway.

     Outstanding debt at December 31, 1997 consisted of approximately $24,742,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant and a $4,000,000 short-term loan from a bank. Scheduled maturities through regularly scheduled monthly payments will be $366,000 in 1998. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

     In December, 1996, the Registrant successfully refinanced the existing mortgage loan secured by Meadowwood Apartments with the existing lender. The maturity of the loan was extended through January 2004, the loan amount was increased to $21,500,000, and the interest rate was reduced from 9.50% to 7.55% per annum. In January, 1998, the Registrant successfully refinanced the mortgage note secured by Holiday Park Apartments with the existing lender. The loan amount was increased to $3,800,000, the maturity was extended to 2008, and the interest rate was reduced from 9.00% to 6.895% per annum for the term of the loan.

     Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business. In view of the moderate rate of inflation, its impact on the Registrant's business has not been significant.

     The Registrant's properties, including those properties classified as held for sale, are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.


     MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
     ------------------------------------------------
     1997 VS. 1996
     -------------

     Total revenues decreased $6,364,000 to $9,066,000 in 1997 from $15,430,000 in 1996. Loss from operations decreased $6,744,000 to $1,321,000 in 1997 from $8,065,000 in 1996. Net income before extraordinary gain increased $8,039,000 to $400,000 in 1997 from a net loss of $7,639,000 in 1996.

     Net income for 1996 includes extraordinary gain on dispositions of investments in real estate through discharge of indebtedness of $11,951,000. Because of the extraordinary gain in 1996, net income after extraordnary gain decreased $3,912,000 to $400,000 in 1997 from $4,312,000 in 1996.

     The decrease in revenues from 1996 to 1997 is primarily attributable to the dispositions of International Jewelry Center and 1010 Market Street Office Building in 1996. Together, these two properties accounted for $6,474,000 of the revenues reported in 1996. Similarly, decreases in interest expense of $4,686,000, real estate operating expenses of $2,761,000, write-off of uncollectible accounts of $2,100,000, depreciation and amortization expense of $1,440,000, real estate taxes of $260,000, management fees of $395,000, and other expenses of $165,000 are directly attributable to the dispositions and discontinuance of operations of these two large commercial properties.

     Meadowwood Apartments (Reno, Nevada)
     ---------------------
     Total revenues decreased $271,000 to $4,402,000 in 1997 from $4,673,000 in 1996. Net loss after depreciation and mortgage interest expense increased $87,000 to $128,000 in 1997 from $41,000 in 1996.

     The decrease in total revenues was primarily due to a decrease in average occupancy to 88.8% in 1997 from 94.9% in 1996, which decreased revenues $312,000, and an increase in tenant concessions which decreased revenues $52,000. These decreases in revenues were partially offset by increased rental rates charged at the property which increased revenues $93,000.
     The decrease in occupancy and increase in tenant concessions are a result of the increasingly competitive Reno apartment market. Reno is currently experiencing an oversupply of housing as new construction is completed and apartments become available. This is especially true in the northwest and southeast section of the area. Meadowwood is located in the southeast section and is working to maintain its market share, although it has experienced a decrease in occupancy and increased turnover of renters.
     The increase in net loss after depreciation and mortgage interest expense is primarily due to the decrease in revenues and an increase of $156,000 in repairs and maintenance expense due to, among other things, increased maintenance costs associated with the higher turnover of tenants at the property. The decreases in net income were partially offset by a decrease in total financing expenses of $341,000. Interest expense decreased $93,000 from the prior year resulting from the refinancing of the mortgage note encumbering the property which decreased the interest rate to 7.55% from 9.5%. Unamortized financing fees of $135,000 associated with the old loan were written off in 1996, and that, coupled with reduced amortization expense of the decreased costs of the new loan, decreased the amortization of financing costs $248,000.


     Holiday Park Apartments (Holiday, Florida)
     -----------------------

     Total revenues increased $68,000 to $1,165,000 in 1997 from $1,097,000 in 1996. Net loss after depreciation and mortgage interest expense decreased $45,000 to $56,000 in 1997 from $101,000 in 1996.

     The increase in total revenues was primarily due to the continued strength of the Tampa Bay area apartment market, as evidenced by increases in rental rates charged at the property which increased revenues $30,000, while an increase in average occupancy at the property increased revenues $37,000. The decrease in net loss was primarily due to the increased revenues, partially offset by increased payroll expenses of $12,000 and repairs and maintenance expense of $14,000. Repairs and maintenance expense increased in connection with a higher rate of turnover at the property. The increase in payroll and related costs was the result of the hiring of two maintenance staff at the property. For a portion of 1996, the property was not fully staffed and the hiring of these two new employees during 1997 fully staffed the property.

     Plantation Shopping Center (Plantation, Florida)
     --------------------------

     Plantation Shopping Center was sold on December 8, 1997 for $11,000,000. Proceeds from the sale were used to retire the mortgage note secured by the property and interest accumulated to the date of sale, together totaling $5,358,000. The balance of the proceeds were used to acquire the former co-venture's 40% interest in Riverbend Apartments. (Refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements.)

     Total revenues increased $274,000 to $1,699,000 in 1997 from $1,425,000 in 1996. Net income after depreciation and mortgage interest expense increased $169,000, to net income before gain on sale of investment in real estate of $1,000 in 1997 as compared with a net loss of $168,000 in 1996.

     The increase in total revenues was primarily due to increases in rental rates charged at the property which increased revenues $109,000, increases in escalation income which increased revenues $133,000, and increases in miscellaneous income which increased revenues $29,000. The increase in net income was primarily due to the increase in revenues and decreases in various expenses. Mortgage interest expense decreased $108,000 as a result of the refinancing of the mortgage note secured by the property at a substantially reduced balance and lower interest rate during 1996.
     There was a decrease in depreciation expense of $81,000, since the property was classified as "real estate held for sale" as of September 30, 1997. In accordance with generally accepted accounting principles, no depreciation was charged to expense after this time. Roofing repairs were substantially completed in 1996, resulting in a decrease in repairs and maintenance costs of $24,000 in 1997 versus the prior year. A decrease of $19,000 in real estate tax expense is directly attributable to the shortened period that the property was owned by the Registrant in 1997. These decreases in expenses were partially offset by an increase of $11,000 in professional fees resulting from additional tenant related matters as the occupancy of the property increased over the prior year. Also included in the activity for the reporting period is a write-off of approximately $329,000 of uncollectible accounts, originally recorded pursuant to the straight-lining of rents in accordance with FAS 13, which partially offset the increased revenues and decreases in other expenses of the property.

     Cherry Hill Office Center (Cherry Hill, New Jersey)
     -------------------------

     Total revenues decreased $2,000 to $1,504,000 in 1997 from $1,506,000 in 1996. Net income after depreciation and mortgage interest expense increased $204,000 to $232,000 in 1997 from $28,000 in 1996.

     Total revenues remained virtually unchanged as increases in escalation income of $55,000, other income of $3,000, and rental revenues of $41,000 resulting from increased average occupancy, were offset by decreases in base rent charged to tenants which decreased revenue $102,000. The increase in net income was primarily due to decreased property operating costs, including decreased utility costs of $76,000 due to the mild winter of 1997 as compared to the excessively harsh winter of 1996. Other decreases in expenses included a decrease in repairs and maintenance costs of $44,000 primarily due to reduced snow removal costs in 1997. The property experienced some turnover of personnel during the year, which enabled the Registrant to hire new employees at lower salaries and realize a decrease in payroll costs of $37,000. Depreciation expense decreased $24,000 since the property was classified as "real estate held for sale" as of September 30, 1997. In accordance with generally accepted accounting principles, no depreciation was charged to expense after this time. Because the mortgage note secured by the property was paid in full on June 30,1997, interest expense decreased $21,000 for the year.


     Investment in Joint Venture (Riverbend Apartments; Atlanta, Georgia)
     -------------------------------------------------------------------

     Equity in net income of joint venture decreased $110,000 to $316,000 in 1997 from $426,000 in 1996. The decrease in net income was primarily due to decreased rental revenues resulting from decreased demand for housing in the Atlanta area following the conclusion of the Olympic Games in 1996. A higher vacancy rate in the current year reduced income $113,000, and diminished receipts of miscellaneous income reduced revenues $46,000. These reductions in revenue were partially offset by a decrease in utilities expense of $147,000. Depreciation expense also decreased as the Venture classified the property as "real estate held for sale" as of September 30, 1997. In accordance with generally accepted accounting principles, no depreciation was charged to the accounts after this time, reducing depreciation expense $181,000 from the prior year. These decreased expenses were partially offset by increases in other expenses incurred in connection with the higher rate of turnover at the property, including increases in repairs and maintenance of $61,000 and advertising costs of $22,000. Payroll expense increased $49,000, reflecting the costs of compensation paid to employees through a housing program implemented early in 1997, and an increase in real estate tax expense of $34,000 also contributed to the decrease in net income for the year.

     On December 15, 1997, the Registrant purchased the 40% interest in Riverbend Apartments formerly owned by its co-venturer, and became sole owner of the property. For the remainder of 1997, the Registrant recorded $184,000 of revenues and net income of $50,000 from this investment. The property is included in "real estate assets held for sale" on the Registrant's 1997 consolidated balance sheet and is expected to be sold within the year (see also the Liquidity and Capital Resources section).

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

     Total revenues decreased by a third as a result of the changes in the composition of the portfolio of properties owned by the Partnership during 1996 as compared to 1995. Total revenues at Sahara Palms Apartments decreased to $-0- in 1996 from $2,001,000 in 1995 after the property was sold at the end of December, 1995. Total revenues at International Jewelry Center and 1010 Market Street Office building decreased $3,929,000 and $2,156,000, respectively, due to the shortened holding periods of the properties in 1996 as compared to the full year of 1995. These decreases in total revenues were partially offset by increases in total revenue at other properties owned by the Registrant, in particular, an increase in total revenues of $191,000 at Meadowwood Apartments. Loss from operations remained virtually unchanged from the prior year as reductions in expenses offset the loss of income from the properties disposed. The largest cost reduction was realized through decreases in interest expense totalling $4,246,000, most notably at International Jewelry Center which had a decrease of $2,469,000 in interest expense. Interest expense decreased $838,000 and $382,000 at Sahara Palms and 1010 Market Street, respectively, due to the dispositions of these properties, and $510,000 for Plantation Shopping Center due to the refinancing of the mortgage note in 1996. Also due to the dispositions of the properties, real estate operating expenses decreased $1,668,000, $583,000 and $782,000; depreciation expense decreased $1,040,000, $351,000, and $397,000; and real estate tax expense decreased $607,000, $233,000 and $104,000 at International Jewelry Center, 1010 Market Street, and Sahara Palms Apartments, respectively. Partially offsetting these decreases in expense were write-offs to bad debt expense of $1,931,000 and $600,000 for International Jewelry Center and 1010 Market Street Office building, respectively.

     Meadowwood Apartments (Reno, Nevada)
     ---------------------
     Total revenues increased $191,000 to $4,673,000 in 1996 from $4,482,000 in 1995. Net loss after depreciation and mortgage interest expense increased $1,000 to $41,000 in 1996 from $40,000 in 1995.

     The increase in total revenues was primarily due to the strong apartment market, evidenced by increases in rental rates implemented at the property which increased revenues $269,000, and increases in miscellaneous income which increased revenues $28,000. However, the rental increases were partially offset by decreases in occupancy in the early part of the year which decreased revenues $106,000. Net loss after depreciation and amortization remained approximately unchanged from 1995 since the increased revenues were offset by increased expenses, primarily the acceleration of the amortization of $135,000 of costs associated with the loan which was replaced, (see also the Liquidity and Capital Resources Section). Other increases in operating expenses in 1996 included an increase in repair and maintenance costs of $79,000. The increases in costs were partially offset by decreases in other expenses, including a decrease in depreciation expense of $21,000.


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

     ITEM 7.(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                ----------------------------------------------------------

     NONE.


     ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The Financial Statements required by this item, together with the Report of Independent Public Accountants, thereon, are contained herein on pages 29 through 41 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 42 through 45 of this report.


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

     The directors and executive officers of the General Partner who are active in the Registrant's operations are:

             Name                    Age       Position

             John H. Streicker        55       President & Director

             Michael J. Weinberger    62       Director

             Millie C. Cassidy        52       Director

             David Weiner             62       Director

             Christine Kurtz          43       Director

             Elizabeth B. Longo       46       Treasurer

             Noel Belli               44       Senior Vice President and
                                                    Assistant Secretary

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

     Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-three years of real estate related financial experience.

     Mr. Belli joined the General Partner in 1985. He is a managing director and the portfolio manager responsible for residential property transactions and management for the Eastern region.

     ITEM 11.EXECUTIVE COMPENSATION
             ----------------------

     The Registrant has no executive officers or directors.


     ITEM 12.SECURITY OWNERSHIP OF CERTAIN
             -----------------------------
             BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------

     (a) At December 31, 1997, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each unitholder has disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

     (b) As of December 31, 1997, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc. (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 453.5 Units of Limited Partnership Interest representing 5.8% of the outstanding number of Units on December 31, 1997. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D on July 14, 1997, after the total number of units held surpassed 5% of the outstanding number of units.

     (c) During the year ended December 31, 1997, there have been no changes in control of the Registrant or the General Partner.


     ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------
     The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,196,611, $1,634,397, and $1,929,127, for the years ended
     December 31, 1997, 1996 and 1995, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1997, 1996, and 1995.

     Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $492,992, $1,196,395, and $1,839,832, in 1997, 1996, and 1995, respectively.

     In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships which hold, or held, title to these properties. A trust company affiliated with the General Partner holds, or held, the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $44,327, $54,227, and $129,580, in 1997, 1996, and 1995,
     respectively, and is based upon the trust company's standard rate schedule.

     Reference is made to Items 10 and 11, and Notes 2 and 8 in the consolidated financial statements.

                                       PART IV
                                       -------

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT
             -----------------------------
             SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------

     (a) (1) Financial statements - The Registrant's 1997 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

         (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 28. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

     (b) On December 23, 1997, the Registrant filed Form 8-K to report the sale of Plantation Shopping Center and the acquisition of the 40% interest of its former co-venturer in Riverbend Apartments. Pro-forma financial statements were included in the filing.

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


                                            SB PARTNERS
                                            -----------

                                       By:  SB PARTNERS REAL ESTATE CORPORATION
                                            -----------------------------------
                                            GENERAL PARTNER


     March 31, 1998                         /s/ John H. Streicker
                                            ----------------------------------
                                       By:  John H. Streicker
                                            President, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Position             Date
     ---------                         --------             ----

     /s/ John H. Streicker       Chief Executive Officer
     ---------------------           and Director           March 31, 1998
     John H. Streicker


     /s/ Elizabeth B. Longo      Chief Financial Officer    March 31, 1998
     ----------------------
     Elizabeth B. Longo


     /s/ George N. Tietjen III      Vice President          March 31, 1998
     -------------------------
     George N. Tietjen III

                                     SB PARTNERS

                           ITEMS 8 and 14 (a) (1) and (2)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   ----------------------------------------------
                      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                      -----------------------------------------

     Report of Independent Public Accountants  . . . . . . . . . . .   29

     Consolidated Balance Sheets as of December 31, 1997 and 1996  .   30

     Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995  . . . . . . . . . . . .   31

     Consolidated Statements of Changes in Partners' Capital for the
           years ended December 31, 1997, 1996 and 1995  . . . . . .   32

     Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995  . . . . . . . . . . . .   33

     Notes to Consolidated Financial Statements  . . . . . . . . . .   34

     Supplemental Financial Statement Schedule:

     Schedule III -- Real Estate and Accumulated
           Depreciation -- December 31, 1997   . . . . . . . . . . .   42

                                 ARTHUR ANDERSEN LLP

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Partners of SB Partners:


           We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

     /s/ Arthur Andersen LLP

     New York, New York
     February 11, 1998

      SB PARTNERS
      CONSOLIDATED BALANCE SHEETS
                                                                                         As of December 31,
                                                                                        1997            1996
                                                                                    ----------------------------
      ASSETS:
        Investments -
           Real Estate, at cost
                Land                                                                $ 2,924,653       $ 5,113,690
                Buildings, furnishings and improvements                              28,867,658        45,521,700
                Less - accumulated depreciation                                     (13,290,104)      (18,278,229)
                                                                                    -----------       -----------
                                                                                     18,502,207        32,357,161

           Real estate assets held for sale                                          24,925,795                 0
           Investment in joint venture                                                        0        10,742,193
                                                                                    -----------       -----------
                                                                                     43,428,002        43,099,354
        Other Assets -
           Cash and cash equivalents                                                    549,760         2,019,321
           Other                                                                      1,689,366         2,656,255
                                                                                    -----------       -----------
                         Total assets                                               $45,667,128       $47,774,930
                                                                                    ===========       ===========
      LIABILITIES:
           Mortgage notes and other loans payable                                   $28,741,975       $30,752,378
           Accounts payable and accrued expenses                                        628,938         1,113,122
           Tenants' security deposits                                                   309,836           322,821
                                                                                    -----------       -----------
                         Total liabilities                                           29,680,749        32,188,321
                                                                                    -----------       -----------
      PARTNERS' CAPITAL:
           Units of partnership interest without par value;
                Limited partners - 7,753 units                                       16,002,752        15,603,034
                General partner - 1 unit                                                (16,373)          (16,425)
                                                                                    -----------       -----------
                         Total partners' capital                                     15,986,379        15,586,609
                                                                                    -----------       -----------
                         Total liabilities and partners' capital                    $45,667,128       $47,774,930
                                                                                    ===========       ===========

                   The accompanying notes are an integral part of these consolidated balance sheets.

      SB PARTNERS
      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               For the Years Ended December 31,
                                                                            1997             1996            1995
                                                                          ------------------------------------------
     REVENUES
           Rental income                                                 $ 8,647,671      $14,940,374     $22,618,843
           Interest on short-term investments                                110,680           50,615          73,984
           Other                                                             307,301          439,063         631,381
                                                                         -----------      -----------     -----------
               Total revenues                                              9,065,652       15,430,052      23,324,208
                                                                         -----------      -----------     -----------
     EXPENSES
           Real estate operating expenses                                  3,826,057        6,993,394      10,307,816
           Interest on mortgage notes and other loans payable              2,213,440        7,215,718      11,462,066
           Depreciation and amortization                                   1,723,683        3,465,840       5,176,543
           Management fees                                                 1,196,611        1,634,397       1,929,127
           Real estate taxes                                                 815,086        1,086,477       1,936,253
           Write-off of uncollectible accounts                               369,635        2,531,517               0
           Other                                                             241,951          567,553         544,592
                                                                         -----------      -----------     -----------
               Total expenses                                             10,386,463       23,494,896      31,356,397
                                                                         -----------      -----------     -----------
               Loss from operations                                       (1,320,811)      (8,064,844)     (8,032,189)

     Equity in net income of joint venture                                   316,320          425,725         725,118
     Gain on sale of investments in real estate                            1,404,261                0       3,963,791
                                                                         -----------      -----------     -----------
     NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                             399,770       (7,639,119)     (3,343,280)

     Gain on dispositions of investments in real estate
           through discharge of indebtedness                                       0       11,951,098               0
                                                                         -----------      -----------     -----------
     NET INCOME (LOSS)                                                       399,770        4,311,979      (3,343,280)
           Income (loss) allocated to general partner                             52              556            (431)
                                                                         -----------      -----------     -----------
           Income (loss) allocated to limited partners                   $   399,718      $ 4,311,423    ($ 3,342,849)
                                                                         ===========      ===========     ===========

     NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST:
           Net income (loss) before extraordinary gain                   $        52     ($       985)   ($       431)
                                                                         ===========      ===========     ===========
           Extraordinary gain                                            $         0      $     1,541     $         0
                                                                         ===========      ===========     ===========
           Net income (loss)                                             $        52      $       556    ($       431)
                                                                         ===========      ===========     ===========
     WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
         PARTNERSHIP INTEREST OUTSTANDING                                      7,753            7,753           7,753
                                                                         ===========      ===========     ===========

                          The accompanying notes are an integral part of these consolidated statements.

      SB PARTNERS
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

      Limited Partners:
                                           Units of
                                         Partnership
                                           Interest              Cumulative      Accumulated
                                     --------------------           Cash          Earnings
                                    Number      Amount         Distributions      (Losses)          Total
                                    ------------------------------------------------------------------------
      Balance, December 31, 1994    7,753    $119,968,973      ($97,728,323)     ($7,606,190)    $14,634,460
       Net loss for the year            0               0                 0       (3,342,849)     (3,342,849)
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1995    7,753     119,968,973       (97,728,323)     (10,949,039)     11,291,611
       Net income for the year          0               0                 0        4,311,423       4,311,423
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1996    7,753     119,968,973       (97,728,323)      (6,637,616)     15,603,034
       Net income for the year          0               0                 0          399,718         399,718
                                    -----    ------------      ------------      -----------     -----------
      Balance, December 31, 1997    7,753    $119,968,973      ($97,728,323)     ($6,237,898)    $16,002,752
                                    =====    ============      ============      ===========     ===========




      General Partner:
                                           Units of
                                         Partnership
                                           Interest              Cumulative      Accumulated
                                     --------------------           Cash          Earnings
                                    Number      Amount         Distributions      (Losses)          Total
                                     -----------------------------------------------------------------------
      Balance, December 31, 1994      1           $10,000          ($24,559)         ($1,991)       ($16,550)
       Net loss for the year          0                 0                 0             (431)           (431)
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1995      1            10,000           (24,559)          (2,422)        (16,981)
       Net income for the year        0                 0                 0              556             556
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1996      1            10,000           (24,559)          (1,866)        (16,425)
       Net income for the year        0                 0                 0               52              52
                                     ---          -------          --------          -------        --------
      Balance, December 31, 1997      1           $10,000          ($24,559)         ($1,814)       ($16,373)
                                     ===          =======          ========          =======        ========

                  The accompanying notes are an integral part of these consolidated statements.

      SB PARTNERS
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      For the years ended December 31,
                                                                                    1997           1996            1995
                                                                                 -------------------------------------------
      Cash Flows From Operating Activities:
      Net Income (Loss)                                                           $ 399,770     $ 4,311,979     ($3,343,280)
       Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Extraordinary gain on dispositions of investments
               in real estate through discharge of indebtedness                           0     (11,951,098)              0
         Gain on sale of investments in real estate                              (1,404,261)              0      (3,963,791)
         Equity in net income of joint venture                                     (316,320)       (425,725)       (725,118)
         Write-off of uncollectible accounts                                        369,635       2,531,517               0
         Depreciation and amortization                                            1,723,683       3,465,840       5,176,543
         Amortization of discount on mortgage notes payable                               0               0         310,904
         Distributions of earnings received from joint venture                      100,000         425,725         725,118
         Decrease in other assets                                                   365,384         400,875         187,050
         Increase (decrease) in other liabilities                                  (518,880)        985,378       3,886,240
                                                                                -----------     -----------     -----------
           Net cash provided by (used in) operating activities                      719,011        (255,509)      2,253,666
                                                                                -----------     -----------     -----------
      Cash Flows From Investing Activities:
         Net proceeds from sales/dispositions of investments in real estate      10,520,801          92,327      12,000,190
         Cash paid on acquisition of joint venture interest                      (9,800,000)              0               0
         Capital additions to real estate                                          (898,970)     (2,077,599)     (3,024,145)
         Distributions received from joint venture
              in excess of current year's equity in net income                           0         148,132         157,631
                                                                                 -----------     -----------     ----------
           Net cash provided by (used in) investing activities                     (178,169)     (1,837,140)      9,133,676
                                                                                 -----------     -----------     ----------
      Cash Flows From Financing Activities:
         Proceeds from mortgage notes and other loans payable                     4,000,000      26,850,000               0
         Proceeds from short-term loan                                                    0       1,038,370               0
         Retirement of mortgage notes and other loans payable                    (5,656,378)    (23,037,409)     (8,431,000)
         Principal payments on mortgage notes and other loans payable              (354,025)     (3,005,589)       (726,359)
         Repayment of short-term loan                                                     0      (1,038,370)              0
                                                                                 -----------     -----------     ----------
           Net cash provided by (used in) financing activities                   (2,010,403)        807,002      (9,157,359)
                                                                                -----------     -----------      ----------

      Net increase (decrease) in cash and cash equivalents                       (1,469,561)     (1,285,647)      2,229,983
        Cash and cash equivalents at beginning of year                            2,019,321       3,304,968       1,074,985
                                                                                -----------     -----------      ----------
        Cash and cash equivalents at end of year                                $   549,760     $ 2,019,321      $3,304,968
                                                                                ===========     ===========      ==========
      Supplemental disclosures of cash flow information:
         Cash paid during the year for interest                                 $ 2,241,162     $ 5,434,319      $8,043,301
                                                                                ===========     ===========      ==========

      Supplemental disclosures of non-cash investing and financing activities:
          The dispositions of International Jewelry Center and 1010 Market Street in 1996, to the extent of the release from liability from the underlying mortgage notes which had been secured by the properties with outstanding balances of $33,899,000 and $39,564,000, respectively, represent non-cash investing and financing activities and have been excluded from the statements of cash flows.
          See also Note 4 to Financial Statements.
                          The accompanying notes are an integral part of these consolidated statements.

     SB PARTNERS
     Notes to Consolidated Financial Statements

     (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
           SB Partners, a New York limited partnership, and its subsidiaries, (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
             (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
             (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
             (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                            Buildings and improvements     5 to 40 years
                            Furnishings                    5 to 7 years
                    Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost over the term of the related lease.

             (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
             (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
             (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less to be cash equivalents.
             (g) The Partnership accounted for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow contained in the joint venture agreement, it recognized income or loss to the extent of its allocable share of the change in the net assets of the joint venture, after taking into account preference distributions, as defined, for the period.
             (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships and limited liability companies which hold, or held, title to the properties. In these limited partnerships, the Partnership holds a 99% limited partner interest, and an affiliate of the General Partner holds a 1% general partner interest as trustee for the Partnership. The Partnership has the power to remove the trustee, thus retaining full control of the subsidiaries. The financial statements of these subsidiaries are consolidated with those of the Partnership.
             (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair market value. Real estate investments which are under a binding contract of sale or are otherwise expected to be disposed of within one year of the balance sheet date are reflected on the accompanying consolidated balance sheets as real estate assets held for sale. Real estate assets held for sale are carried at the lower of depreciated historical cost or fair value less cost to dispose. Additionally, upon classification as a real estate asset held for sale, the property is no longer depreciated.

     (2) INVESTMENT MANAGEMENT AGREEMENT
             The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

             For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,196,611, $1,634,397, and $1,929,127, for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1997, 1996, and 1995.

     (3) INVESTMENTS IN REAL ESTATE AND REAL ESTATE ASSETS HELD FOR SALE
             As of December 31, 1997, the Partnership owned an office center in Cherry Hill, New Jersey; apartment projects in Holiday, Florida, Reno, Nevada, and Atlanta, Georgia; and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at December 31, 1997 and 1996, and the net carrying value of the real estate assets held for sale at December 31, 1997:

                                                                           Held for Sale          Real Estate at Cost
                               No.of    Year of                            -------------          -------------------
     Type                      Prop.  Acquisition    Description                1997              1997            1996
     ----                      -----  -----------    -----------                ----              ----            ----
     Residential properties     3       1983-97      1,542 Apt. Units        $20,832,762      $31,747,924      $31,741,606
     Shopping center            1       1981         238,410 Sq. Ft.                   0                0       14,294,724
     Office property            1       1984-93      138,333 Sq. Ft.           4,093,033                0        4,554,673
     Undeveloped land           1       1978         13.9 Acres                        0           44,387           44,387
                                                                             -----------      -----------      -----------
                                                                              24,925,795       31,792,311       50,635,390
     Less: Accumulated depreciation                                                    0       13,290,104       18,278,229
                                                                             -----------      -----------      -----------
                                                                             $24,925,795      $18,502,207      $32,357,161
                                                                             ===========      ===========      ===========

     Note: Information is provided for all properties owned as of the end of the periods presented.  The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value and is included above at the net carrying amount.

     (4) REAL ESTATE TRANSACTIONS
             In January, 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investment of $65,000 for the year ended December 31, 1997. In December 1997, the Partnership sold Plantation Shopping Center for $11,000,000 in an all cash transaction. In connection with the sale, the underlying mortgage note payable of $5,350,000 was retired and the Partnership recognized a gain on sale of real estate investment of $1,469,000 for the year ended December 31, 1997.

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

     (5) INVESTMENT IN JOINT VENTURE
             During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement where the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor held interests in the venture of 60% and 40%, respectively, and the Investor was entitled to a guaranteed return of 9.5% of its average investment, as defined in the joint venture agreement. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized. All significant matters affecting the joint venture required the unanimous consent of the venturers.

             The following are the condensed financial statements (000's omitted) of the joint venture as of and for the period from January 1, 1997 through December 14, 1997 and the years ended December 31, 1996 and 1995 (See Note 1):

                                   BALANCE SHEETS

                                             1997          1996        1995
                                             ----          ----        ----

     Investment in real estate, net         $  --       $19,414      $19,935
     Current assets                            --           127          138
     Current liabilities                       --          (313)        (461)
                                            -------     -------      -------
     Venturers' capital                     $  --       $19,228      $19,612
                                            =======     =======      =======

                              STATEMENTS OF OPERATIONS

     Rent and other income                  $ 4,253     $ 4,580      $ 4,395
     Real estate operating expenses          (3,388)     (3,680)      (3,353)
                                            -------     -------      -------
     Net income                             $   865     $   900      $ 1,042
                                            =======     =======      =======

     On December 15, 1997, the Partnership purchased the 40% interest of its former co-venturer for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. The assets and liabilities associated with ownership of the property are included in the consolidated balances of the Partnership at December 31, 1997. The Partnership expects to consummate the sale of the property within the next year, and accordingly, has included this investment in "real estate assets held for sale" on the accompanying consolidated balance sheet.

     (6) MORTGAGE NOTES AND OTHER LOANS PAYABLE
     Mortgage notes and other loans payable consist of the following first liens:

                                                                                                             Net Carrying Amount
                                                                                Annual                           December 31,
                           Original        Interest         Maturity         Installment    Amount Due           ------------
     Property            Principal(c)        Rate            Date            Payments(d)   at Maturity        1997          1996
     ------------------------------------------------------------------------------------------------------------------------------
     Holiday Park        $ 3,700,000           9.00%        March 1999       $  357,252    $ 3,494,467    $ 3,517,983   $ 3,556,683

     Meadowwood           21,500,000           7.55       January 2004        1,914,996     18,979,461     21,223,992    21,500,000

     Riverbend (a)         4,000,000        Variable        April 1998    Interest Only      4,000,000      4,000,000        ---

     Plantation Center
     Shopping Plaza (b)    5,350,000        Variable     December 1997    Interest Only         ---            ---        5,350,000

     Cherry Hill           2,900,000           9.50     September 2000          109,941         ---            ---          345,695
                                                                                                          -----------   -----------
                                                                                                          $28,741,975   $30,752,378
                                                                                                          ===========   ===========

     (a) Unsecured demand note bearing interest at LIBOR plus 2.00%.  The interest rate charged at December 31, 1997 was 8.00%.
     (b) Property was sold and the underlying mortgage note was retired in December, 1997.
     (c) The mortgages are nonrecourse to the Partnership with the exceptions of the unsecured demand note (see (a) above)
     and the short-term note secured by Plantation Center (see (b) above).
     (d) Annual installment payments include principal and interest.


         Scheduled principal payments on mortgage notes payable are $4,365,963 for 1998; $3,824,581 for 1999; $376,205 for 2000; $405,612 for 2001;
         $437,318 for 2002; and $19,332,296 thereafter.

     (7) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                                               For the Years Ended December 31,
                                                                                            1997             1996             1995
                                                                                      -----------      -----------      -----------
     Net income (loss) for financial reporting purposes                                $  399,770      $ 4,311,979      ($3,343,280)
     Adjustment to net gain on sales/dispositions of investments in real estate to reflect differences between tax and financial reporting bases
       of assets and liabilities disposed                                               4,437,640       23,749,150        3,772,180
     Adjustment for provision for loan and reserves for real estate losses                 -                -               103,122
     Difference between tax and financial statement equity in net income
       or loss of joint venture                                                          (566,673)         200,293         (275,132)
     Adjustment to interest expense to reflect non-deductibility of interest and amortization of discount on mortgage notes payable recognized for
       financial reporting purposes                                                        -             1,793,018        3,496,154
     Difference between tax and financial statement depreciation                         (640,157)      (2,356,788)      (4,196,258)
                                                                                       ----------      -----------      -----------
     Net income (loss) for Federal income tax reporting purposes                       $3,630,580      $27,697,652      ($  443,214)
                                                                                       ==========      ===========      ===========

     Net income (loss) per weighted average limited partnership unit for Federal income tax reporting purposes:
         Net ordinary loss per unit of Partnership interest                           ($      285)    ($     1,032)     ($    1,055)
         Average Capital (Sec.1231) gain per unit of
           Partnership interest                                                               753            4,605              998
                                                                                       ----------      -----------     ------------
                                                                                       $      468      $     3,573      ($       57)
                                                                                       ==========      ===========     ============
     Weighted average number of units of limited partnership
       interest outstanding                                                                 7,753            7,753            7,753
                                                                                      ===========      ===========     ============

         As of December 31, 1997 and 1996, the tax bases of the Partnership's assets and liabilities amounted to $39,804,000 and $38,681,000 of assets, and $29,681,000 and $32,188,000 of liabilities, respectively.


     (8) PROPERTY MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1997, 1996 and 1995, such billings to the Partnership amounted to $537,319, $1,250,622, and $1,969,412, respectively, and are included in real estate operating expenses.

     (9) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

         The Partnership had secured irrevocable letters of credit in the amount of approximately $1,038,000 which primarily served as additional collateral securing certain financing. These letters of credit were called upon in connection with the foreclosure of the 1010 Market Street office building, and were repaid and retired in 1996.

         On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action complaint, on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership believes that it has meritorious defenses to the action and that the final outcome will not have a material adverse effect on its financial position or results of operations.


     (10) COMMERCIAL OPERATING LEASES
         The minimum rentals received on noncancelable commercial operating leases for the year ended December 31, 1997 was $2,752,851. Minimum future rentals on noncancelable commercial operating leases for each of the four succeeding fiscal years are as follows: 1998 - $1,225,017; 1999 - $969,889; 2000 - $603,143; 2001 - $434,929. There are no
         minimum future rentals on noncancelable commercial operating leases for years ending after 2001.

      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
      DECEMBER 31, 1997
                      Column A                    Column B                  Column C                     Column D
                                                                 Initial Cost to the Registrant            Costs
                                                             --------------------------------------     Capitalized
                                                                         Buildings and                 Subsequent to
                    Description                 Encumbrances     Land     Improvements     Total        Acquisition
                                                                                                       C>
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                        $21,223,992  $2,466,311   $19,057,859  $21,524,170        $5,060,187
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)             3,517,983     458,342     4,043,354    4,501,696           706,258
                                                 -----------  ----------   -----------  -----------       -----------
                                                  24,741,975   2,924,653    23,101,213   26,025,866         5,766,445
                                                 -----------  ----------   -----------  -----------       -----------
     Real Estate Assets Held for Sale
     MULTI FAMILY RESIDENTIAL
       Georgia -
        Atlanta (Riverbend)                        4,000,000   3,764,385    17,068,377   20,832,762                 0

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)              0     647,867     3,163,115    3,810,982           857,863
                                                 -----------  ----------   -----------  -----------       -----------
                                                   4,000,000   4,412,252    20,231,492   24,643,744           857,863
                                                 -----------  ----------   -----------  -----------       -----------
                                                 $28,741,975  $7,336,905   $43,332,705  $50,669,610        $6,624,308
                                                 ===========  ==========   ===========  ===========       ===========

      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      DECEMBER 31, 1997

                      Column A                                   Column E                        Column F

                                                Gross amount at which Carried at End of Year
                                                               (Notes a & c)
                                                                                                Accumulated
                                                               Buildings and                   Depreciation
                    Description                     Land       Improvements       Total        (Notes b & d)
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                          $2,466,311    $24,118,046     $26,584,357      $11,982,227
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)                458,342      4,749,612       5,207,954        1,307,877
                                                   ----------    -----------     -----------      -----------
                                                    2,924,653     28,867,658      31,792,311       13,290,104
                                                   ----------    -----------     -----------      -----------
     Real Estate Assets Held for Sale
     MULTI FAMILY RESIDENTIAL
       Georgia -
        Atlanta (Riverbend)                         3,764,385     17,068,377      20,832,762                0

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)         647,867      3,445,166       4,093,033                0
                                                   ----------    -----------     -----------      -----------
                                                    4,412,252     20,513,543      24,925,795                0
                                                   ----------    -----------     -----------      -----------
                                                   $7,336,905    $49,381,201     $56,718,106      $13,290,104
                                                   ==========    ===========     ===========      ===========

      SB PARTNERS
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      DECEMBER 31, 1997

                      Column A                    Column G      Column H         Column I

                                                                              Life on which
                                                                             Depreciation in
                                                                             Latest Statement
                                                  Date of         Date        of Operations
                     Description                Construction    Acquired       is Computed
     MULTI FAMILY RESIDENTIAL
       Nevada -
        Reno (Meadowwood)                       1974 - 1977     May 1983      5 to 30 years
       Florida -
        Holiday (Holiday Park -
           including undeveloped land)          1972 - 1975     Jan 1991     7 to 27.5 years

     Real Estate Assets Held for Sale
     MULTI FAMILY RESIDENTIAL
       Georgia -
        Atlanta (Riverbend)                         1965        Dec 1997           N/A

     OFFICE BUILDINGS
       New Jersey -
        Cherry Hill (Cherry Hill Office Park)       1970        Sept 1993       40 years*

      *until reclassified on September 30, 1997

         NOTES TO SCHEDULE III:
                                                                                      1997           1996          1995
                                                                                      ----           ----          ----
      (a)Reconciliation of amounts shown in Column E:
           Balance at beginning of year                                            $50,635,390   $152,423,911   $161,848,427
           Additions -
             Acquisitions (including cost of investment in joint venture
                 reclassified to cost of Riverbend Apartments - see below)          20,832,762              0              0
             Cost of improvements                                                      898,970      2,077,599      3,024,145

           Deductions -
             Dispositions of property                                              (15,073,204)  (103,866,120)   (12,448,661)
             Reclassification of accumulated depreciation of
                  real estate asset held for sale                                     (575,812)             0              0
                                                                                  ------------   ------------   ------------
           Balance at end of year                                                 $ 56,718,106   $ 50,635,390   $152,423,911
                                                                                  ============   ============   ============
                                                                                                                            .
      (b)Reconciliation of amounts shown in Column F:
           Balance at beginning of year                                           $ 18,278,229   $ 45,560,951   $ 45,595,714
           Additions -
             Depreciation expense for year                                           1,566,062      3,014,931      4,707,563

           Deductions -
             Accumulated depreciation on property disposed                          (5,978,375)   (30,297,653)    (4,742,326)
             Reclassification of accumulated depreciation of
                  real estate asset held for sale                                     (575,812)             0              0
                                                                                  ------------   ------------   ------------
           Balance at end of year                                                 $ 13,290,104   $ 18,278,229   $ 45,560,951
                                                                                  ============   ============   ============
      (c)Aggregate cost basis for Federal
           income tax reporting purposes                                          $ 70,024,970   $ 58,977,612   $160,374,153
                                                                                  ============   ============   ============
      (d)Accumulated depreciation for Federal
           income tax reporting purposes                                          $ 32,460,117   $ 36,899,911   $ 93,726,561
                                                                                  ============   ============   ============

                On December 15, 1997, the Registrant purchased the forty percent interest of its former co-venturer in
     Riverbend Apartments, becoming the sole owner of the apartment community.  The cost of the 40% interest was $9,800,000 and included the interest in the other assets of the Venture as well as the real estate, net of the outstanding liabilities.  The balance of the Registrant's investment in joint venture, $10,958,513 was reclassified to the cost of the real estate acquired, and the entire balance was reclassified as real estate assets held for sale.  (See also the
     Liquidity and Capital Resources section of Management's Discussion and Analysis and Form 8-K, as amended, filed by the
     Registrant in connection with the purchase.)