Form 10-Q
period 1998-03-31
SB PARTNERS
filed 1998-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended   March 31, 1998           Commission File Number  0-8952
                  ------------------                                 ------

                                 SB PARTNERS
--------------------------------------------------------------------------

           New York                                      13-6294787
--------------------------------                   -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)



666 Fifth Avenue             N.Y., N.Y.                     10103
---------------------------------------            -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997  . . . . . . . . . . 1

         Consolidated Statements of Operations
            For the three months ended March 31, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Changes in Partners' Capital
            For the years ended December 31, 1996 and 1997
            and the three months ended March 31, 1998 . . . . . . . . 3

         Consolidated Statements of Cash Flows
            For the three months ended March 31, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements . . . . . . . . . 5

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . 10 - 14


Part II  Other Information  . . . . . . . . . . . . . . . . . . . .  15

                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                                      CONSOLIDATED BALANCE SHEETS
                                   March 31, 1998 (Not Audited) and
         December 31, 1997 (Audited, but not covered by the report of independent accountants)
         ------------------------------------------------------------------------------------
                                                                 March 31,          December 31,
                                                                   1998                 1997
                                                                   ----                 ----

 Assets:
   Investments:
     Real estate, at cost
     Land                                                       $ 2,924,653          $ 2,924,653
     Buildings, furnishings and improvements                     28,998,552           28,867,658
     Less - accumulated depreciation                            (13,560,104)         (13,290,104)
                                                                -----------          -----------
                                                                 18,363,101           18,502,207

     Real estate assets held for sale                            24,984,134           24,925,795
                                                                -----------          -----------
                                                                 43,347,235           43,428,002
   Other assets:
    Cash and cash equivalents                                     1,001,907              549,760
    Other                                                         1,349,348            1,689,366
                                                                -----------          -----------
          Total assets                                          $45,698,490          $45,667,128
                                                                ===========          ===========
Liabilities:

    Mortgage notes and other loans payable                      $28,942,173          $28,741,975
    Accounts payable and accrued expenses                           493,611              628,938
    Tenant security deposits                                        316,130              309,836
                                                                -----------          -----------
          Total liabilities                                      29,751,914           29,680,749
                                                                -----------          -----------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                               15,962,954           16,002,752
    General partner - 1 unit                                        (16,378)             (16,373)
                                                                -----------          -----------
          Total partners' capital                                15,946,576           15,986,379
                                                                -----------          -----------
          Total liabilities & partners' capital                 $45,698,490          $45,667,128
                                                                ===========          ===========

           The accompanying notes are an integral part of these consolidated balance sheets.


                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                          ---------------------------------------------------
                                                             For the Three Months Ended March 31,
                                                             ------------------------------------
                                                                   1998                 1997
                                                                   ----                 ----
 Revenues:
  Rental income                                                 $ 2,610,548          $ 2,017,169
  Interest on short-term investments                                 18,624               29,706
  Other                                                             239,882              106,189
                                                                -----------          -----------
     Total revenues                                               2,869,054            2,153,064
                                                                -----------          -----------

 Expenses:
  Real estate operating expenses                                  1,453,002              957,642
  Interest on mortgage notes payable                                550,503              601,280
  Depreciation and amortization                                     327,270              469,638
  Management fees                                                   270,963              297,544
  Real estate taxes                                                 209,364              211,088
  Other                                                              97,755               37,293
                                                                -----------          -----------
     Total expenses                                               2,908,857            2,574,485
                                                                -----------          -----------

          Loss from operations                                      (39,803)            (421,421)

 Equity in net income (loss) of joint venture                             0               (8,527)
 Gain (loss) on sale of investments in real estate                        0              (65,163)
                                                                -----------          -----------

 Net loss
                                                                    (39,803)            (495,111)
     Loss allocated to general partner                                   (5)                 (64)
                                                                -----------          -----------

     Loss allocated to limited partners                         $   (39,798)         $  (495,047)
                                                                ===========          ===========

 Net Loss Per Unit of Limited Partnership Interest              $     (5.13)         $    (63.85)
                                                                ===========          ===========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding                              7,753                7,753
                                                                ===========          ===========

             The accompanying notes are an integral part of these consolidated statements.


                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        For the three months ended March 31, 1998 (Not Audited)
                          and for the years ended December 31, 1997 and 1996
              (Audited, but not covered by the report of independent public accountants)
               -------------------------------------------------------------------------


 Limited Partners:
                                            Units of
                                           Partnership
                                            Interest              Cumulative
                                           -----------               Cash         Accumulated
                                       Number      Amount       Distributions       Earnings          Total
                                       ------      ------       -------------     -----------         -----
Balance, December 31, 1995              7,753   $119,968,973    $(97,728,323)     $(10,949,039)    $11,291,611
  Net income for the period               -           -               -              4,311,423       4,311,423
                                        -----   ------------    ------------      ------------     -----------
 Balance, December 31, 1996             7,753    119,968,973     (97,728,323)       (6,637,616)     15,603,034
  Net income for the period               -           -               -                399,718         399,718
                                        -----   ------------    ------------      ------------     -----------
Balance, December 31, 1997              7,753    119,968,973     (97,728,323)       (6,237,898)     16,002,752
  Net loss for the period                 -           -               -                (39,798)        (39,798)
                                        -----   ------------    ------------      ------------     -----------
 Balance, March 31, 1998                7,753   $119,968,973    $(97,728,323)     $ (6,277,696)    $15,962,954
                                        =====   ============    ============      ============     ===========


 General Partner:
                                            Units of
                                           Partnership
                                            Interest             Cumulative
                                           -----------              Cash          Accumulated
                                       Number      Amount       Distributions       Earnings          Total
                                       ------      ------       -------------     -----------         -----
Balance, December 31, 1995                1          $10,000        $(24,559)        $(2,422)         $(16,981)
  Net income for the period               -             -               -                556               556
                                        -----        -------        --------         -------          --------
 Balance, December 31, 1996               1           10,000         (24,559)         (1,866)          (16,425)
  Net income for the period               -              -              -                 52                52
                                        -----        -------        --------         -------          --------
Balance, December 31, 1997                1           10,000         (24,559)         (1,814)          (16,373)
  Net loss for the period                 -             -               -                 (5)               (5)
                                        -----        -------        --------         -------          --------
 Balance, March 31, 1998                  1          $10,000        $(24,559)        $(1,819)         $(16,378)
                                        =====        =======        ========         =======          ========

                   The accompanying notes are an integral part of these consolidated statements.


                                              SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                          ---------------------------------------------------
                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                    1998                1997
                                                                    ----                ----
 Cash Flows From Operating Activities:
 Net Loss                                                       $  (39,803)          $ (495,111)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Gain (loss) on sale of investments in real estate                    0               65,163
    Equity in net (income) loss of joint venture                         0                8,527
    Depreciation and amortization                                  327,270              469,638
    Decrease in other assets                                       282,748              600,777
    Decrease in other liabilities                                 (129,033)            (368,971)
                                                                ----------          -----------
     Net cash provided by operating activities                     441,182              280,023
                                                                ----------          -----------

 Cash Flows From Investing Activities:
    Proceeds from sale of investment in real estate                      0               45,000
    Capital additions to real estate                              (189,233)            (249,821)
                                                                ----------          -----------
     Net cash used in investing activities                        (189,233)            (204,821)
                                                                ----------          -----------

 Cash Flows From Financing Activities:
    Proceeds from mortgage note payable                          3,800,000                    0
    Retirement of mortgage note payable                         (3,514,832)                   0
    Principal payments on mortgage notes payable                   (84,970)             (77,557)
                                                                ----------          -----------
     Net cash provided by (used in) financing activities           200,198              (77,557)
                                                                ----------          -----------

 Net increase (decrease) in cash and cash equivalents              452,147               (2,355)
   Cash and cash equivalents at beginning of period                549,760            2,019,321
                                                                ----------          -----------

   Cash and cash equivalents at end of period                   $1,001,907          $ 2,016,966
                                                                ==========          ===========


 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                    $  542,380          $   460,081
                                                                ==========          ===========


             The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------

 (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

         The consolidated financial statements as of and for the three month period ended March 31, 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of
         operations and cash flows for the interim periods.   Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for a full year.

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

         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                         Buildings and improvements     5 to 40 years
                         Furnishings                    5 to 7 years
                 Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost over the term of the related lease.
         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less to be cash equivalents.
         (g) The Partnership accounted for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow contained in the joint venture agreement, it recognized income or loss to the extent of its allocable share of the change in the net assets of the joint venture, after taking into account preference distributions, as defined, for the period.

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE ASSETS HELD FOR SALE
         As of March 31, 1998, the Partnership owned an office center in Cherry Hill, New Jersey, (see also Note 3); apartment projects in Holiday, Florida, Reno, Nevada, and Atlanta, Georgia; and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate assets held for sale at March 31, 1998 and December 31, 1997:

                                                                      Real Estate at Cost
                          No.of    Year of                            -------------------
Type                      Prop.  Acquisition    Description         3/31/98         12/31/97
----                      -----  -----------    -----------         -------         --------
Residential properties     2      1983-91      948 Apt. Units     $31,878,818      $31,747,924
Undeveloped land           1      1978         13.9 Acres              44,387           44,387
                                                                  -----------      -----------
                                                                   31,923,205       31,792,311
Less: Accumulated depreciation                                    (13,560,104)     (13,290,104)
                                                                  -----------      -----------
                                                                  $18,363,101      $18,502,207
                                                                  ===========      ===========

                                                                    Real Estate Held for Sale
                          No.of    Year of                          -------------------------
Type                      Prop.  Acquisition    Description         3/31/98         12/31/97
----                      -----  -----------    -----------         -------         --------
Residential property       1      1997         594 Apt. Units     $20,883,712      $20,832,762
Office property            1      1984-93      138,333 Sq. Ft.      4,100,422        4,093,033
                                                                  -----------      -----------
                                                                  $24,984,134      $24,925,795
                                                                  ===========      ===========

         Note: Information is provided for all properties owned as of the end of the periods presented. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value and is included above at the net carrying amount. Cherry Hill Office Center was sold on April 16, 1998 (see Note 3). The Partnership is in negotiations for the sale of Riverbend Apartments.

(3) REAL ESTATE TRANSACTIONS
         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the short-term bank loan of $4,000,000, the proceeds of which had been used to finance a portion of the purchase of the forty percent co-venturer's interest in Riverbend Apartments in December, 1997. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $630,000. This transaction, which occurred after the date of the consolidated financial statements, is not reflected in the accompanying financial statements as of and for the period ended March 31. 1998. Please refer to the Form 8-K dated April 16, 1998, filed in connection with the sale.

         In January, 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investments of $65,000 for the three months ended March 31, 1997.


(4) INVESTMENT IN JOINT VENTURE
         During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement where the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor held interests in the venture of 60% and 40%, respectively, and the Investor was entitled to a guaranteed return of 9.5% of its average investment, as defined in the joint venture agreement. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized. All significant matters affecting the joint venture required the unanimous consent of the venturers.

         On December 15, 1997, the Partnership purchased the 40% interest of its former co-venturer for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. The assets, liabilities, and items of income and expense associated with ownership of the property are included in the consolidated statements of the Registrant as of and for the three months ended March 31, 1998, and in the consolidated balance sheet at December 31, 1997. The Partnership expects to consummate the sale of the property within the year, and accordingly, has included this investment in "real estate assets held for sale" on the accompanying consolidated balance sheet.

(5) MORTGAGE NOTES AND OTHER LOANS PAYABLE
         Mortgage notes and other loans payable consist of the following first liens:

                                                                            Net Carrying Amount
                                            Annual                         March 31,   December 31,
                Interest    Maturity     Installment     Amount Due        ---------   ------------
Property          Rate        Date       Payments(d)     at Maturity         1998          1997
----------------------------------------------------------------------------------------------------
Holiday Park (b)     6.895%    1/08       $  300,169     $ 3,277,785    $ 3,796,820   $ 3,517,983

Meadow Wood            7.55    1/04        1,914,996      18,979,461     21,145,353    21,223,992

Riverbend (a)      Variable    4/98    Interest Only       4,000,000      4,000,000     4,000,000
                                                                        -----------   -----------
                                                                        $28,942,173   $28,741,975
                                                                        ===========   ===========

        (a) Unsecured demand note bearing interest at LIBOR plus 2.00%. The interest rate charged at March 31, 1998 was 7.6875%. This note was repaid and retired in April, 1998. (See also Note 3.)
        (b) Mortgage note was refinanced in January, 1998. (See also Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)
        (c) The mortgages are nonrecourse to the Partnership with the exception of the unsecured demand note (see (a) above).
        (d) Annual installment payments include principal and interest.


(6) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998
              ---------------------------------------------------
General
-------
         The consolidated financial statements as of and for the three month period ended March 31, 1998 reflect the operations of one office property and three residential garden apartment properties. The financial statements as of and for the three month period ended March 31, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties and a 60% owned joint venture that owned one garden apartment property.

         Total revenues for the three months ended March 31, 1998 increased $716,000 to approximately $2,869,000 from approximately $2,153,000 for the three months ended March 31, 1997. The net loss for the three months ended March 31, 1998 decreased $455,000 to approximately $40,000 from approximately $495,000 for the three months ended March 31, 1997.

         The increase in total revenues and decrease in net loss are attributable to the change in the composition of the portfolio from 1997 to 1998. In December, 1997, the Registrant sold Plantation Shopping Center and purchased the forty-percent interest in the joint venture which owns Riverbend Apartments from its former co-venturer. The statement of operations for the three months ended March 31, 1997 includes $355,000 of revenues from Plantation Shopping Center, but no revenues from Riverbend Apartments in which the Registrant held a joint venture interest at the time. For the three months ended March 31, 1998, there are no revenues from the shopping center, however, the consolidated financial statements include $1,131,000 of revenues from Riverbend Apartments, a 594 unit apartment community. Operating expenses from the shopping center totalled $78,000 for the three months ended March 31, 1997, while the operating expenses for the apartments totalled $635,000 for the period ended March 31, 1998. Similarly, depreciation expense recorded for the period ended in 1997 included $110,000 for the shopping center and $48,000 for Cherry Hill Office Center. Since the shopping center was sold and the office center and Riverbend Apartments are both classified as real estate assets held for sale, no depreciation has been recorded for these three properties in 1998. For additional analyses, please refer to the discussions of the individual properties below.

         This report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements.

Liquidity and Capital Resources
-------------------------------
         As of March 31, 1998, the Registrant had cash and cash equivalents of $1,102,000 in addition to $592,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $442,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1997.
Total cash and cash equivalents increased primarily as a result of the refinancing of the mortgage note secured by Holiday Park Apartments. In addition to an increase of $285,000 in the outstanding loan balance, $167,000 of funds held in an escrow account related to the refinanced loan were returned by the lender as part of the terms of the new loan.

         Riverbend Apartments, located in Atlanta, Georgia, and Cherry Hill Office Center, located in Cherry Hill, New Jersey, have been classified as real estate assets held for sale on the March 31, 1998 consolidated balance sheet. On April 16, 1998, the Registrant sold Cherry Hill Office Center for $4,825,000. The Registrant is in negotiations for the sale of Riverbend Apartments and, while there can be no assurance that the sale of the apartments will occur, if they are also sold, it is estimated that the amount of cash and cash equivalents available for reinvestment by the Registrant will increase by approximately $21 million. This will allow the resumption of acquisition activities to rebuild the portfolio. Investigations of appropriate new acquisitions are underway.

         Debt at March 31, 1998, consisted of approximately $24,942,000 of nonrecourse first mortgage notes payable secured by two apartment properties owned by the Registrant, and a short-term bank loan of $4,000,000 (see Note 5 to the Financial Statements). Payment terms of the short-term bank loan were interest only, based upon a fixed spread over a LIBOR index, until maturity. In January, 1998, the Registrant successfully refinanced the mortgage note secured by Holiday Park Apartments with the existing lender. The loan amount was increased to $3,800,000, the maturity was extended to 2008, and the interest rate was reduced from 9.00% to 6.895% per annum for the term of the loan. In April,1998, the short-term bank loan was retired from the proceeds of the sale of Cherry Hill Office Center. Scheduled maturities through monthly payments of principal and interest will be approximately $274,000 for the remainder of 1998. The terms of certain of the mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on mortgage notes payable.

         The Registrant's properties, including those properties classified as held for sale, are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Holiday Park Apartments
-----------------------

         Total revenues for the three months ended March 31, 1998 increased $30,000 to $311,000 from $281,000 for the three months ended March 31, 1997. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1998 increased $12,000 to $36,000 from $24,000 for the three months ended March 31, 1997.

         The increase in total revenues is primarily due to increases in rental rates charged at the property which increased revenues $13,000, coupled with an increase in average occupancy of 6.2%, to 97.3% from 91.1% for the period a year earlier, which increased revenues $16,000. The increase in net loss is primarily due to the write-off of approximately $43,000 of unamortized costs associated with the loan that was refinanced in January, partially offset by the increase in revenues.

Meadow Wood Apartments
----------------------

         Total revenues for the three months ended March 31, 1998 decreased $120,000 to $1,026,000 from $1,146,000 for the three months ended March 31, 1997. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1998 increased $150,000 to a net loss of $107,000 from net income of $43,000 for the three months ended March 31, 1997.

         The decrease in revenues is primarily the result of a decrease in average occupancy at the property of approximately 9% to 84% for the three months ended March 31, 1998 from 93% for the comparable period a year earlier. The decrease in average occupancy decreased revenues $82,000, additional tenant concessions decreased revenues $27,000, and reduced miscellaneous income decreased revenues $10,000. The decrease in occupancy and increase in tenant concessions are a result of the increasingly competitive Reno apartment market. Reno is currently experiencing an oversupply of housing which is expected to persist through the end of 1998. This is especially true in the northwest and southeast section of the area. Meadow Wood is working to maintain its market share in the highly competitive submarket in southeastern Reno, although it has experienced a decrease in occupancy and increased turnover of renters. The increase in net loss is primarily due to the decrease in revenues, and increases in property operating costs including an increase in repairs and maintenance costs of $18,000, advertising and promotion of $8,000 and payroll costs of $4,000.

Riverbend Apartments and Investment in Joint Venture
----------------------------------------------------

         On December 15, 1997, the Registrant purchased the 40% interest of its former co-venturer through a wholly owned limited liability company, and effectively became the sole owner of Riverbend Apartments. The assets, liabilities, and items of income and expense associated with ownership of the property are included in the consolidated balances of the Registrant as of and for the three months ended March 31, 1998, and in the consolidated balance sheet at December 31, 1997. For comparative purposes, information regarding revenues, expenses and net income of the property is provided for the three month period ended March 31, 1997, although these items were not included in the consolidated financial statements of the Registrant.

         Equity in net income (loss) of joint venture for the three months ended March 31, 1998 increased $9,000 to $0 from a net loss of $9,000 for the three months ended March 31, 1997 (see also Note 1 to the Financial Statements).

         Total revenues from the apartments for the three months ended March 31, 1998 increased $94,000 to $1,131,000 from $1,037,000 for the three months ended March 31, 1997. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1998 increased $226,000 to $339,000 from $113,000 for the three months ended March 31, 1997.

         The increase in revenues is primarily the result of an increase in average occupancy at the property of approximately 10%, to 90% for the three months ended March 31, 1998 from 80% for the comparable period a year earlier, which increased revenues $96,000, partially offset by a decrease in miscellaneous income of $2,000. Net income increased due to the increased revenues and a net decrease in expenses, in particular, a decrease of $198,000 in depreciation expense. Since Riverbend Apartments has been classified as a real estate asset held for sale on the Registrant's balance sheets, no depreciation is being charged to the property in the current year. Repairs and maintenance costs decreased $27,000, and there was a decrease in utilities expense of $8,000. These increases to net income were partially offset by increases in certain property expenses, including an increase in payroll expense of $24,000, reflecting the costs of compensation paid to employees through a housing program implemented during 1997. An increase of $77,000 in interest expense is attributable to the short-term bank loan used to finance a portion of the purchase of the forty percent co-venturer's interest in the apartment community. This note was retired in April, 1998. (See also the Liquidity and Capital Resources section.)

Cherry Hill Office Center
-------------------------
         Total revenues for the three months ended March 31, 1998 increased $40,000 to $382,000 from $342,000 for the three months ended March 31, 1997. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1998 increased $117,000 to $137,000 from $20,000 for the three months ended March 31, 1997.

         The increase in revenues is primarily due to an increase in average base rental rates charged at the property which increased revenues $23,000, and an increase in average occupancy of 2.2%, to 79.4% from 77.2% for the period a year earlier, which increased revenues $10,000. Revenues from escalations also increased $7,000 over the prior year. In addition to increased revenues, net income increased due to decreases in expenses including depreciation, interest, repairs and maintenance, and utility expenses. Because the property was classified as a real estate asset held for sale at September 30, 1997, no depreciation has been charged since that time and depreciation expense decreased $48,000 from the prior year. Interest expense decreased $8,000 as a result of the retirement in June of 1997 of the mortgage note which had encumbered the property. Decreases in other expenses include a decrease of $11,000 in repairs and maintenance expense, and a decrease of $9,000 in utility expense.

                          PART II - OTHER INFORMATION


           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                                  (a)   Exhibits
                                         (27) Financial Data Schedule

                                  (b)   Reports on Form 8-K
                                         On February 24, 1998, the Registrant
                                         filed Form 8-K/A to amend the Form 8-K
                                         filed in connection with the purchase
                                         of Riverbend Apartments, to include
                                         audited financial statements for the
                                         years ended December 31, 1996, 1995
                                         and 1994, and a financial statement
                                         for the nine month period ended
                                         September 30,1997.

                                         On April 30, 1998, the Registrant
                                         filed Form 8-K to report the sale on
                                         April 16, 1998 of Cherry Hill Office
                                         Center, and the retirement of the
                                         short-term bank loan used to finance a
                                         portion of the purchase of the forty
                                         percent interest of its former co-
                                         venturer in Riverbend Apartments.
                                         Pro-forma financial statements were
                                         included in the filing.

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: May 15, 1998                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 15, 1998                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer



Dated: May 15, 1998                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen  III
                                        Vice President