Form 10-Q
period 1998-06-30
SB PARTNERS
filed 1998-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended   June 30, 1998         Commission File Number  0-8952
                 ------------------                              --------

                                  SB PARTNERS
-------------------------------------------------------------------------

           New York                                     13-6294787
--------------------------------             ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
---------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

    Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997  . . . . . . . . . . . . 1

    Consolidated Statements of Operations
         For the three and six months ended June 30, 1998 and 1997  . 2

    Consolidated Statements of Changes in Partners' Capital
         For the years ended December 31, 1996 and 1997
         and the six months ended June 30, 1998 . . . . . . . . . . . 3

    Consolidated Statements of Cash Flows
         For the six months ended June 30, 1998 and 1997  . . . . . . 4

    Notes to Consolidated Financial Statements  . . . . . . . . . 5 - 9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . 10 - 15


Part II  Other Information  . . . . . . . . . . . . . . . . . . . .  16


                                               SB PARTNERS
                                    (a New York limited partnership)
                                     ------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                     June 30, 1998 (Not Audited) and
          December 31, 1997 (Audited, but not covered by the report of independent accountants)
          -------------------------------------------------------------------------------------
                                                                  June 30,         December 31,
                                                                    1998               1997
                                                                ------------       ------------
 Assets:
   Investments:
     Real estate, at cost
     Land                                                       $  2,924,653        $  2,924,653
     Buildings, furnishings and improvements                      29,318,059          28,867,658
     Less - accumulated depreciation                             (13,830,104)        (13,290,104)
                                                                ------------        ------------
                                                                  18,412,608          18,502,207

     Real estate assets held for sale                                      0          24,925,795
                                                                ------------        ------------
                                                                  18,412,608          43,428,002
   Other assets:
     Cash and cash equivalents                                    25,625,968             549,760
     Other                                                         1,254,044           1,689,366
                                                                ------------        ------------
         Total assets                                           $ 45,292,620        $ 45,667,128
                                                                ============        ============
 Liabilities:

   Mortgage notes and other loans payable                       $ 24,852,391        $ 28,741,975
   Accounts payable and accrued expenses                             388,209             628,938
   Tenant security deposits                                          139,566             309,836
                                                                ------------        ------------
          Total liabilities                                       25,380,166          29,680,749
                                                                ------------        ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                                19,928,321          16,002,752
    General partner - 1 unit                                         (15,867)            (16,373)
                                                                ------------        ------------
          Total partners' capital                                 19,912,454          15,986,379
                                                                ------------        ------------
          Total liabilities & partners' capital                 $ 45,292,620        $ 45,667,128
                                                                ============        ============

            The accompanying notes are an integral part of these consolidated balance sheets.


                                                     SB PARTNERS
                                          (a New York limited partnership)
                                           ------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                                 ---------------------------------------------------
                                                                For The Three Months           For The Six Months
                                                                   Ended June 30,                Ended June 30,
                                                              ----------------------        -----------------------
                                                                1998           1997           1998           1997
                                                             ----------     ----------     ----------     ----------
Revenues:
  Rental income                                              $2,322,448     $2,339,221     $4,932,996     $4,356,390
  Interest on short-term investments                             25,920         30,037         44,544         59,743
  Other                                                         232,951        126,777        472,833        232,966
                                                             ----------     ----------     ----------     ----------
    Total revenues                                            2,581,319      2,496,035      5,450,373      4,649,099
                                                             ----------     ----------     ----------     ----------
 Expenses:
  Real estate operating expenses                              1,397,973        858,210      2,850,975      1,815,852
  Interest on mortgage notes payable                            483,081        596,564      1,033,584      1,197,844
  Depreciation and amortization                                 284,120        479,080        611,390        948,718
  Real estate taxes                                             173,096        233,514        382,460        444,602
  Management fees                                               103,333        300,013        374,296        597,557
  Other                                                          47,571         28,416        145,326         65,709
                                                             ----------     ----------     ----------     ----------
    Total expenses                                            2,489,174      2,495,797      5,398,031      5,070,282
                                                             ----------     ----------     ----------     ----------
      Income (loss) from operations                              92,145            238         52,342       (421,183)

 Equity in net income of joint venture                                0         55,339              0         46,812
 Gain (loss) on sale of investments in real estate            3,873,733              0      3,873,733        (65,163)
                                                             ----------     ----------     ----------     ----------
 Net income (loss)                                            3,965,878         55,577      3,926,075       (439,534)

      Income (loss) allocated to general partner                    511              7            506            (57)
                                                             ----------     ----------     ----------     ----------
      Income (loss) allocated to limited partners            $3,965,367     $   55,570     $3,925,569     $ (439,477)
                                                             ==========     ==========     ==========     ==========

 Net Income (Loss) Per Unit of Limited Partnership Interest  $   511.46     $     7.17     $   506.33     $   (56.68)
                                                             ==========     ==========     ==========     ==========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding                          7,753          7,753          7,753          7,753
                                                             ==========     ==========     ==========     ==========

                    The accompanying notes are an integral part of these consolidated statements.

                                                     SB PARTNERS
                                          (a New York limited partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              For the six months ended June 30, 1998 (Not Audited) and
for the years ended December 31, 1997 and 1996 (Audited, but not covered by the report of independent public accountants)
------------------------------------------------------------------------------------------------------------------------

 Limited Partners:
                                             Units of
                                           Partnership
                                             Interest             Cumulative
                                           -----------               Cash         Accumulated
                                        Number       Amount      Distributions     Earnings            Total
                                        ------       ------      -------------    -----------          -----

Balance, December 31, 1995               7,753   $119,968,973    $(97,728,323)   $(10,949,039)     $11,291,611
  Net income for the period                  0              0               0       4,311,423        4,311,423
                                         -----   ------------    ------------    ------------      -----------
Balance, December 31, 1996               7,753    119,968,973     (97,728,323)     (6,637,616)      15,603,034
  Net income for the period                  0              0               0         399,718          399,718
                                         -----   ------------    ------------    ------------      -----------
Balance, December 31, 1997               7,753    119,968,973     (97,728,323)     (6,237,898)      16,002,752
  Net income for the period                  0              0               0       3,925,569        3,925,569
                                         -----   ------------    ------------    ------------      -----------
Balance, June 30, 1998                   7,753   $119,968,973    $(97,728,323)   $ (2,312,329)     $19,928,321
                                         =====   ============    ============    ============      ===========


 General Partner:
                                             Units of
                                           Partnership              Cumulative
                                             Interest                  Cash         Accumulated
                                         Number       Amount       Distributions     Earnings          Total
                                         ------       ------       -------------    -----------        -----
Balance, December 31, 1995                   1        $10,000        $(24,559)        $(2,422)        $(16,981)
  Net income for the period                  0              0               0             556              556
                                         -----        -------        --------         -------         --------
Balance, December 31, 1996                   1         10,000         (24,559)         (1,866)         (16,425)
  Net income for the period                  0              0               0              52               52
                                         -----        -------        --------         -------         --------
Balance, December 31, 1997                   1         10,000         (24,559)         (1,814)         (16,373)
  Net income for the period                  0              0               0             506              506
                                         -----        -------        --------         -------         --------
Balance, June 30, 1998                       1        $10,000        $(24,559)        $(1,308)        $(15,867)
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


                                               SB PARTNERS
                                    (a New York limited partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                           ---------------------------------------------------
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                     1998               1997
                                                                  -----------        ----------
Cash Flows From Operating Activities:
 Net Income (Loss)                                               $ 3,926,075         $ (439,534)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain (loss) on sale of investments in real estate             (3,873,733)            65,163
    Equity in net income of joint venture                                  0            (46,812)
    Depreciation and amortization                                    611,390            500,019
    Decrease in other assets                                         213,343            948,718
    Decrease in other liabilities                                   (410,999)           (95,164)
                                                                 -----------        -----------
     Net cash provided by operating activities                       466,076            932,390
                                                                 -----------        -----------

 Cash Flows From Investing Activities:
    Proceeds from sales of investments in real estate             29,210,371             45,000
    Capital additions to real estate                                (710,655)          (386,929)
                                                                 -----------        -----------
     Net cash provided by (used in) investing activities          28,499,716           (341,929)
                                                                 -----------        -----------

 Cash Flows From Financing Activities:
    Proceeds from mortgage notes payable                           3,800,000                  0
    Retirement of mortgage notes and other loans payable          (7,514,832)          (326,267)
    Principal payments on mortgage notes payable                    (174,752)          (161,444)
                                                                 -----------        -----------
     Net cash used in financing activities                        (3,889,584)          (487,711)
                                                                 -----------        -----------
 Net increase (decrease) in cash and cash equivalents             25,076,208            102,750
   Cash and cash equivalents at beginning of period                  549,760          2,019,321
                                                                 -----------        -----------
   Cash and cash equivalents at end of period                    $25,625,968        $ 2,122,071
                                                                 ===========        ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                     $ 1,052,361        $ 1,059,228
                                                                 ===========        ===========


              The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                      FOR THE PERIODS ENDED JUNE 30, 1998
                      -----------------------------------

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

      The consolidated financial statements as of and for the three and six month periods ended June 30, 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results
      of operations and cash flows for the interim periods.   Certain
      information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

      The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for a full year.

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

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE ASSETS HELD FOR SALE
         As of June 30, 1998, the Partnership owned apartment projects in Holiday, Florida and Reno, Nevada, and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 1998 and December 31, 1997, and the net carrying value of the real estate assets held for sale at December 31, 1997:

                                                                      Real Estate at Cost
                          No.of    Year of                            -------------------
Type                      Prop.  Acquisition    Description         6/30/98         12/31/97
----                      -----  -----------    -----------         -------         --------
Residential properties     2      1983-91     948 Apt. Units      $32,198,325      $31,747,924
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                  -----------      -----------
                                                                   32,242,712       31,792,311
Less: Accumulated depreciation                                    (13,830,104)     (13,290,104)
                                                                  -----------      -----------
                                                                  $18,412,608      $18,502,207
                                                                  ===========      ===========

                                                                     Real Estate Held for Sale
                          No.of    Year of                           -------------------------
Type                      Prop.  Acquisition    Description          6/30/98         12/31/97
----                      -----  -----------    -----------          -------         --------
Residential property       1      1997        594 Apt. Units               $0      $20,832,762
Office property            1      1984-93     138,333 Sq. Ft.               0        4,093,033
                                                                           --      -----------
                                                                           $0      $24,925,795
                                                                           ==      ===========

         Note: Information is provided for all properties owned as of the end of the periods presented. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value and is included above at the net carrying amount. Cherry Hill Office Center was sold on April 16, 1998, and Riverbend Apartments was sold on June 30, 1998 (see Note 3).

(3) REAL ESTATE TRANSACTIONS
         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the short-term bank loan of $4,000,000 the proceeds of which had been used to finance a portion of the purchase of the forty percent co-venturer's interest in Riverbend Apartments in December, 1997 (see also Note 4). As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $506,000. Please refer to the Form 8-K filed April 30, 1998, in connection with the sale.

         On June 30, 1998, the Partnership sold Riverbend Apartments for a contract price of $24,500,000 in an all cash transaction. For financial reporting purposes, the Partnership recognized a net gain on sale of investment in real estate of approximately $3,368,000 in connection with the sale. Please refer to the Form 8-K filed July 15, 1998, in connection with this transaction.

         In January, 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investments of $65,000 for the six months ended June 30, 1997.


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

         On December 15, 1997, the Partnership purchased the 40% interest of its former co-venturer for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. All items of income and expense of the property are included in the consolidated statements of income of the Registrant for the three and six months ended June 30, 1998. The assets and liabilities associated with the property are included in the consolidated balance sheet of the Registrant at December 31, 1997. As the Partnership sold Riverbend Apartments on June 30, 1998 (see Note
         3), the assets and liabilities of the property have been removed from the consolidated balance sheet as of June 30, 1998.

(5) MORTGAGE NOTES AND OTHER LOANS PAYABLE
         Mortgage notes and other loans payable consist of the following first liens:

                                                                             Net Carrying Amount
                                            Annual                       June 30,     December 31,
                Interest    Maturity     Installment      Amount Due     --------     ------------
Property          Rate        Date       Payments(d)    at Maturity(c)     1998           1997
--------------------------------------------------------------------------------------------------
Holiday Park (b)   6.895%     1/08       $  300,169      $ 3,277,785     $ 3,787,170   $ 3,517,983

Meadow Wood          7.55     1/04        1,914,996       18,979,461      21,065,221    21,223,992

Riverbend (a)    Variable     4/98     Interest Only           -                   0     4,000,000
                                                                         -----------   -----------
                                                                         $24,852,391   $28,741,975
                                                                         ===========   ===========

         (a) Unsecured demand note which was repaid and retired in April, 1998. (See also Note 3.)
         (b) Mortgage note was refinanced in January, 1998. (See also Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)
         (c) The mortgages are nonrecourse to the Partnership.
         (d) Annual installment payments include principal and interest.


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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
           ----------------------------------------------------------

    General
    -------

          The financial statements for the three months ended June 30,1998 reflect the operations of three residential garden apartment properties. The financial statements for the six months ended June 30, 1998 reflect the operations of one office property and three residential garden apartment properties. The financial statements for the three and six months ended June 30, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties, and one joint venture.

         Total revenues for the three months ended June 30, 1998 increased $85,000 to approximately $2,581,000 from approximately $2,496,000 for the three months ended June 30, 1997. Net income for the three months ended June 30,1998 increased $3,910,000 to approximately $3,966,000 from approximately $56,000 for the three months ended June 30, 1997.

          Total revenues for the six months ended June 30, 1998 increased $801,000 to approximately $5,450,000 from approximately $4,649,000 for the six months ended June 30, 1997. Net income for the six months ended June 30,1998 increased $4,366,000 to approximately $3,926,000 from a net loss of approximately $440,000 for the six months ended June 30, 1997.

         The increases in total revenue and net income are the results of the changes from 1997 to 1998 in the composition of the portfolio. In December 1997, the Registrant sold Plantation Shopping Center and purchased from its former co-venturer the forty-percent interest in the joint venture which owned Riverbend Apartments, becoming the sole owner of this 594 unit apartment community. On June 30, 1998, the Registrant then sold Riverbend Apartments for $24,500,000 in an all cash transaction. In addition, on April 16, 1998, the Registrant sold Cherry Hill Office Center. Included in net income for the periods ended June 30, 1998, is a net gain on sale of investments in real estate of approximately $3,874,000, $506,000 as a result of the sale of the office center and $3,368,000 from the sale of the apartment community.

         The consolidated statements of operations for the three and six months ended June 30,1997 include revenues from Plantation Shopping Center of $442,000 and $849,000, respectively, but no revenues from Riverbend Apartments in which the Registrant held a joint venture interest at the time. Conversely, the consolidated statements of operations for the three and six months ended June 30, 1998 include revenues of $1,152,000 and $2,282,000, respectively, from Riverbend Apartments, but none from Plantation Shopping Center. Due to the sale in 1998, revenues from Cherry Hill Office Center decreased $409,000 and $369,000 from the three and six month periods of the prior year.

         Operating expenses for Riverbend Apartments totaled $824,000 for the three months and $1,539,000 for the six months ended June 30, 1998, while operating expenses for Plantation Shopping Center totaled $456,000 and $639,000 for the respective periods ended June 30, 1997. Depreciation expense recorded for the three and six month periods in 1997 include $111,000 and $222,000, respectively, for Plantation Shopping Center and $49,000 and $97,000, respectively, for Cherry Hill Office Center. Since Plantation Shopping center was sold and Cherry Hill Office Center and Riverbend Apartments were both classified as real estate assets held for sale, no depreciation was recorded for these three properties in 1998. For additional analyses, please refer to the discussions of the individual properties below.

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


    Liquidity and Capital Resources
    -------------------------------

          As of June 30, 1998, the Registrant had cash and cash equivalents of $25,626,000 in addition to $637,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $25,011,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1997. The increase is primarily due to the sales of Riverbend Apartments and Cherry Hill Office Center during the period. Although most of the proceeds from the sale of Cherry Hill Office Center, $4,792,000, were used to retire the short term bank note of $4,000,000 used for the purchase of the co-venturer's interest in Riverbend Apartments, the net cash generated by the two sales totalled approximately $25,000,000.
    The current level of liquidity and capital resources will allow the Registrant to meet all its working capital requirements and to recommence its investment activities. Various potential acquisitions are under review and the first such acquisition is expected to take place during the third quarter of 1998.

         Debt at June 30, 1998 consisted of approximately $24,852,000 of non-recourse first mortgage notes payable secured by two apartment properties owned by the Registrant. In January, 1998, the Registrant successfully refinanced the mortgage note secured by Holiday Park Apartments with the existing lender. The loan amount was increased to $3,800,000, the maturity was extended to 2008, and the interest rate was reduced from 9.00% to 6.895% per annum for the term of the loan. As noted above, the Registrant used proceeds from the sale of Cherry Hill Office Center during the quarter ended June 30, 1998, to retire the $4,000,000 unsecured demand note which had been used to purchase the forty-percent interest in the joint venture which owned Riverbend Apartments (see also Notes 3 and 5 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $185,000 for the last two fiscal quarters of 1998. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

          The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.


    Holiday Park Apartments
    -----------------------

         Total revenues for the three months ended June 30, 1998 increased $31,000 to $316,000 from $285,000 for the three months ended June 30, 1997. Net income after depreciation and mortgage interest expense for the three months ended June 30,1998 increased $64,000 to net income of $34,000 from a net loss of $30,000 for the three months ended June 30, 1997. The increase in total revenues is primarily due to increases in rental rates charged at the property which increased revenues $12,000, coupled with an increase in average occupancy of 4.8%, to 97.1% from 92.3% for the period a year earlier, which increased revenues $15,000, and an increase in miscellaneous revenues of $3,000. The increase in net income is primarily due to the increase in revenues and a decrease in operating expenses, primarily a decrease in financing expenses of $22,000 and a decrease of $6,000 in repairs and maintenance expense. The decreased financing expenses resulting from the refinancing of the mortgage note encumbering the property include a decrease of $14,000 in interest expense and a decrease of $8,000 in amortization of costs associated with securing the new loan.

         Total revenues for the six months ended June 30,1998 increased $62,000 to $628,000 from $565,000 for the six months ended June 30, 1997. Net loss after depreciation and mortgage interest expense for the six month period ended June 30,1998 decreased $52,000 to $2,000 from $54,000 for the six months ended June 30, 1997. The increase in revenues was primarily due to rental rate increases implemented at the property which increased revenues $25,000, supplemented by an increased in occupancy which increased revenues $28,000, while miscellaneous revenues increased $6,000. The decrease in net loss is primarily due to the increase in revenues, partially offset by an increase in expenses of $10,000, attributable to the write-off of approximately $43,000 of unamortized costs associated with the loan that was refinanced in January, partially offset by the decrease in interest and amortization of costs of the new loan.

    Meadow Wood Apartments
    ----------------------

          Total revenues for the three months ended June 30, 1998 decreased $80,000 to $1,052,000 from $1,132,000 for the three months ended June 30, 1997. Net income after depreciation and mortgage interest expense for the three months ended June 30,1998 decreased $65,000 to a net loss of $33,000 from net income of $32,000 for the three months ended June 30, 1997. This decrease in revenues is primarily due a decrease in average occupancy which decreased revenues $84,000. This decrease in occupancy is a result of the increasingly competitive Reno apartment market. Reno is currently experiencing an oversupply of housing which is expected to persist through the end of 1998. This is especially true in the northwest and southeast section of the area. Meadow Wood is working to maintain its market share in the highly competitive submarket in southeastern Reno, although it has experienced a decrease in occupancy and increased turnover of renters. The increase in net loss is primarily due to the decrease in revenues, as total expenses remained virtually unchanged from the prior year decreasing $7,000 which is attributable to decreased interest expense.

          Total revenues for the six months ended June 30,1998 decreased $200,000 to $2,078,000 from $2,278,000 for the six months ended June 30,
    1997. Net loss after depreciation and mortgage interest decreased $214,000 to a net loss of approximately $140,000 from net income of $74,000 for the six months ended June 30, 1997. The decrease in revenues is primarily the result of a decrease in average occupancy as discussed above. The decrease in average occupancy decreased revenues $166,000, additional tenant concessions decreased revenues $25,000, and reduced miscellaneous income decreased revenues $8,000. The increase in the net loss for the period is primarily due to the decrease in revenues and a net increase in expenses of $14,000. Increased expenses included increased utility costs of $35,000, advertising and promotion of $18,000, professional fees of $17,000 and $14,000 in payroll costs, partially offset by decreased repairs and maintenance costs of $45,000 and decreased financing costs of $21,000.


    Riverbend Apartments and Investment in Joint Venture
    ----------------------------------------------------

          On December 15, 1997, the Registrant purchased the 40% interest of its former co-venturer through a wholly owned limited liability company and effectively became the sole owner of Riverbend Apartments. On June 30, 1998, the Registrant sold Riverbend Apartments for $24,500,000 in an all cash transaction. (See also the Liquidity and Capital Resources Section and Notes 3 and 5 to the Consolidated Financial Statements.) The assets and liabilities associated with the property are included in the consolidated balance sheet of the Registrant at December 31, 1997. The items of income and expense associated with ownership of the property are included in the consolidated statements of income of the Registrant for the three and six months ended June 30, 1998. For comparative purposes, information regarding revenues, expenses and net income of the property is provided for the three and six month period ended June 30, 1997, although these items were not included in the consolidated financial statements of the Registrant.

          Equity in net income of joint venture for the three and six months ended June 30, 1998 decreased to $0 from $55,000 and $47,000, respectively, for the periods a year earlier. (See also Note 1 to the Consolidated Financial Statements.) All the items of income and expense of the property were included in the consolidated statements of income of the Registrant for the current year.

          Total revenues from the apartments for the three months ended June 30, 1998 increased $41,000 to $1,152,000 from $1,111,000 for the three months ended June 30, 1997. Net income before gain on sale and after depreciation and mortgage interest expense for the three months ended June 30, 1998 increased $105,000 to $308,000 from $203,000 for the three months ended March 31, 1997. The increase in revenues is primarily the result of an increase in average occupancy at the property which increased revenues $52,000, but was partially offset by a decrease in miscellaneous revenues of $11,000. The increase in net income was partially attributable to the increase in revenues, as well as to a net decrease in expenses, in particular a decrease of $208,000 in depreciation expense. Since the property had been classified as a real estate asset held for sale, no depreciation expense was charged to the property in the current year. This decrease in expenses was partially offset by increases in other property operating costs, including increases of $76,000 in utilities, $45,000 in repairs and maintenance costs, and $20,000 of interest expense.

          Total revenues for the six months ended June 30, 1998 increased $135,000 to $2,283,000 from $2,148,000 for the six months ended June 30,
    1997. Net income before gain on sale and after depreciation and mortgage interest expense for the six months ended June 30, 1998 increased $336,000 to $648,000 from $312,000 for the six months ended June 30, 1997. The increase in revenues is primarily the result of an increase in average occupancy at the property which increased revenues $115,000, a decrease in tenant concessions which increased revenues $13,000, and increases in miscellaneous revenues of $6,000. The increase in net income was partially attributable to the increase in revenues, as well as to a net decrease in expenses, in particular a decrease of $406,000 in depreciation expense, as discussed above for the three month period ended June 30. This decrease was partially offset by increases in other expenses, including increases of $96,000 in interest expense, $68,000 in utilities, $26,000 in payroll costs, and $18,000 in repairs and maintenance costs. The increase of $96,000 in interest expense is attributable to the short-term bank loan used to finance a portion of the purchase of the forty percent co-venturer's interest in the apartment community. This note was retired in April, 1998. (See also the Liquidity and Capital Resources section.)

    Cherry Hill Office Center
    -------------------------

          The Registrant sold Cherry Hill Office Center on April 16, 1998 for $4,825,000 in an all cash transaction. (Please refer to Footnote 3 of the Consolidated Financial Statements and Form 8-K filed April 30, 1998, in connection with this transaction.)

          Total revenues for the three months ended June 30, 1998 decreased $409,000 to $35,000 from $444,000 for the three months ended June 30, 1997. Net loss before gain on sale and after depreciation and mortgage interest expense for the three months ended June 30, 1998 increased $191,000 to a net loss of $35,000 from net income of $156,000 for the three months ended June 30, 1997.

          Total revenue for the six months ended June 30, 1998 decreased $369,000 to $417,000 from $786,000 for the six months ended June 30, 1997.
    Net income before gain on sale and after depreciation and mortgage interest expense for the six months ended June 30, 1998 decreased $81,000 to $95,000 from $176,000 for the six months ended June 30, 1997.

       Due to the sale of the property by the Registrant, the reporting period for the Cherry Hill Office Center ended on April 16, 1998. The changes in revenues and net loss are substantially due to the shortened reporting periods.

         PART II - OTHER INFORMATION

         ITEM 5. OTHER INFOMATION
                 ----------------

                    The Registrant has recently become aware of a mailing made to some Unitholders offering to acquire units of limited partnership interest for $275 each. The Registrant has not authorized these offers, nor does it recommend that these offers be considered. The price offered is significantly less than the value of the units and the price that other sellers of units have received in the last year.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                    (a)   Exhibits
                           (27) Financial Data Schedule

                    (b)   Reports on Form 8-K
                           On April 30, 1998, the Registrant filed Form 8-K to report the sale on April 16, 1998 of Cherry Hill Office Center, and the retirement of the short-term bank loan used to finance a portion of the purchase of the forty percent interest of its former co-venturer in Riverbend Apartments. Pro-forma financial statements were included in the filing.

                           On July 15, 1998, the Registrant filed Form 8-K to report the sale on June 30, 1998 of Riverbend Apartments. Pro-forma financial statements were included in the filing.

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






                                       SB PARTNERS
                                       -----------------------------------
                                       (Registrant)



                                    By:SB PARTNERS REAL ESTATE CORPORATION
                                       -----------------------------------
                                       General Partner







Dated: August 14, 1998                     By:/s/ John H. Streicker
                                              -----------------------------
                                              John H. Streicker
                                              President



Dated: August 14, 1998                     By:/s/ Elizabeth B. Longo
                                              -----------------------------
                                              Elizabeth B. Longo
                                              Chief Financial Officer



Dated: August 14, 1998                     By:/s/ George N. Tietjen
                                              -----------------------------
                                              George N. Tietjen  III
                                              Vice President