Form 10-Q
period 1998-09-30
SB PARTNERS
filed 1998-11-16
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 1998       Commission File Number  0-8952
                  ------------------                              -------

                                  SB PARTNERS
-------------------------------------------------------------------------

           New York                                     13-6294787
--------------------------------             ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
---------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (212) 408-2900
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




                                  SB PARTNERS

                                     INDEX


Part I   Financial Information

    Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997 . . . . . . . .  1

    Consolidated Statements of Operations
         For the three and nine months ended September 30, 1998
        and 1997  . . . . . . . . . . . . . . . . . . . . . . . .  2

    Consolidated Statements of Changes in Partners' Capital
         For the years ended December 31, 1996 and 1997
         and the nine months ended September 30, 1998 . . . . . .  3

    Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1998 and 1997  .  4

    Notes to Consolidated Financial Statements  . . . . . . .  5 - 9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . .  10 - 17


Part II  Other Information  . . . . . . . . . . . . . . . . . .   18


                                               SB PARTNERS
                                    (a New York limited partnership)
                                     ------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                  September 30, 1998 (Not Audited) and
          December 31, 1997 (Audited, but not covered by the report of independent accountants)
          -------------------------------------------------------------------------------------
                                                                September 30,      December 31,
                                                                    1998               1997
                                                                -------------      ------------
 Assets:
   Investments:
     Real estate, at cost
     Land                                                      $  5,184,653        $  2,924,653
     Buildings, furnishings and improvements                     49,986,165          28,867,658
     Less - accumulated depreciation                            (14,185,104)        (13,290,104)
                                                                -----------        ------------
                                                                 40,985,714          18,502,207

     Real estate assets held for sale                                     0          24,925,795
                                                               ------------        ------------
                                                                 40,985,714          43,428,002
   Other assets:
     Cash and cash equivalents                                    3,161,480             549,760
     Other                                                        1,164,860           1,689,366
                                                               ------------        ------------
         Total assets                                          $ 45,312,054        $ 45,667,128
                                                               ============        ============
 Liabilities:

   Mortgage notes and other loans payable                      $ 24,760,919        $ 28,741,975
   Accounts payable and accrued expenses                            847,963             628,938
   Tenant security deposits                                         120,909             309,836
                                                               ------------        ------------
          Total liabilities                                      25,729,791          29,680,749
                                                               ------------        ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                               19,598,172          16,002,752
    General partner - 1 unit                                        (15,909)            (16,373)
                                                               ------------        ------------
          Total partners' capital                                19,582,263          15,986,379
                                                               ------------        ------------
          Total liabilities & partners' capital                $ 45,312,054        $ 45,667,128
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


                                                     SB PARTNERS
                                          (a New York limited partnership)
                                           ------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                                 ---------------------------------------------------
                                                                For The Three Months           For The Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                               ----------------------        -----------------------
                                                                 1998           1997           1998           1997
                                                              ----------     ----------     ----------     ----------
Revenues:
  Rental income                                              $1,600,792     $2,131,312     $6,533,788     $6,487,702
  Interest on short-term investments                            204,149         24,931        248,693         84,674
  Other                                                          70,338         21,084        543,171        254,050
                                                             ----------     ----------     ----------     ----------
    Total revenues                                            1,875,279      2,177,327      7,325,652      6,826,426
                                                             ----------     ----------     ----------     ----------
 Expenses:
  Real estate operating expenses                                924,711        931,809      3,775,686      2,747,661
  Interest on mortgage notes and other loans payable            461,806        581,246      1,495,390      1,779,090
  Depreciation and amortization                                 365,500        476,396        976,890      1,425,114
  Real estate taxes                                             136,683        215,891        519,143        660,493
  Management fees                                               252,446        300,094        626,742        897,651
  Other                                                          64,324          3,973        209,650         69,683
                                                             ----------    -----------     ----------     ----------
    Total expenses                                            2,205,470      2,509,409      7,603,501      7,579,692
                                                             ----------    -----------     ----------     ----------
      Loss from operations                                     (330,191)      (332,082)      (277,849)      (753,266)

 Equity in net income of joint venture                                0        172,876              0        219,689
 Gain (loss) on sale of investments in real estate                    0              0      3,873,733        (65,163)
                                                             ----------    -----------     ----------     ----------
 Net income (loss)                                             (330,191)      (159,206)     3,595,884       (598,740)

      Income (loss) allocated to general partner                    (43)           (21)           464            (77)
                                                             ----------     ----------     ----------     ----------
      Income (loss) allocated to limited partners            $ (330,148)    $ (159,185)    $3,595,420     $ (598,663)
                                                             ==========     ==========     ==========     ==========

 Net Income (Loss) Per Unit of Limited Partnership Interest  $   (42.58)    $   (20.53)    $   463.75     $   (77.22)
                                                             ==========     ==========     ==========     ==========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding                          7,753          7,753          7,753          7,753
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

                                                     SB PARTNERS
                                          (a New York limited partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                           For the nine months ended September 30, 1998 (Not Audited) and for the years ended December 31, 1997 and 1996 (Audited, but not covered by the report of independent public accountants)
------------------------------------------------------------------------------------------------------------------------

 Limited Partners:
                                             Units of
                                           Partnership
                                             Interest             Cumulative
                                           -----------               Cash         Accumulated
                                       Number       Amount       Distributions   Earnings (Loss)       Total
                                       ------       ------       -------------   ---------------       -----

Balance, December 31, 1995               7,753   $119,968,973    $(97,728,323)    $(10,949,039)    $11,291,611
  Net income for the period                  0              0               0        4,311,423       4,311,423
                                         -----   ------------    ------------     ------------     -----------
 Balance, December 31, 1996              7,753    119,968,973     (97,728,323)      (6,637,616)     15,603,034
  Net income for the period                  0              0               0          399,718         399,718
                                         -----   ------------    ------------     ------------     -----------
 Balance, December 31, 1997              7,753    119,968,973     (97,728,323)      (6,237,898)     16,002,752
  Net income for the period                  0              0               0        3,595,420       3,595,420
                                         -----   ------------    ------------     ------------     -----------
Balance, September 30, 1998              7,753   $119,968,973    $(97,728,323)    $ (2,642,478)    $19,598,172
                                         =====   ============    ============     ============     ===========


 General Partner:
                                             Units of
                                            Partnership
                                             Interest             Cumulative
                                           -----------               Cash          Accumulated
                                       Number       Amount       Distributions   Earnings (Loss)       Total
                                        -----       -------      -------------   ---------------       -----
Balance, December 31, 1995                   1        $10,000        $(24,559)         $(2,422)      $(16,981)
  Net income for the period                  0              0               0              556            556
                                         -----        -------        --------          -------       --------
Balance, December 31, 1996                   1         10,000         (24,559)          (1,866)       (16,425)
  Net income for the period                  0              0               0               52             52
                                         -----        -------        --------          -------       --------
Balance, December 31, 1997                   1         10,000         (24,559)          (1,814)       (16,373)
  Net income for the period                  0              0               0              464            464
                                         -----        -------        --------          -------       --------
Balance, September 30, 1998                  1        $10,000        $(24,559)         $(1,350)      $(15,909)
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


                                               SB PARTNERS
                                    (a New York limited partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                           ---------------------------------------------------
                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                     1998               1997
                                                                  -----------        ----------
Cash Flows From Operating Activities:
 Net Income (Loss)                                             $  3,595,884         $  (598,740)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    (Gain) loss on sale of investments in real estate            (3,873,733)             65,163
    Equity in net income of joint venture                                 0            (219,689)
    Depreciation and amortization                                   976,890           1,425,114
    Decrease in other assets                                        292,027             492,006
    Increase (decrease) in other liabilities                         30,098            (189,600)
                                                               ------------         -----------
     Net cash provided by operating activities                    1,021,166             974,254
                                                               ------------         -----------

 Cash Flows From Investing Activities:
    Net proceeds from sales of investments in real estate        29,210,371              45,000
    Purchase of investment in real estate property              (22,671,425)                  0
    Capital additions to real estate owned                         (967,336)           (701,044)
                                                               ------------         -----------
     Net cash provided by (used in) investing activities          5,571,610            (656,044)
                                                               ------------         -----------

 Cash Flows From Financing Activities:
    Proceeds from mortgage notes payable                          3,800,000                   0
    Retirement of mortgage notes and other loans payable         (7,514,832)           (326,267)
    Principal payments on mortgage notes payable                   (266,224)           (246,960)
                                                               ------------         -----------
     Net cash used in financing activities                       (3,981,056)           (573,227)
                                                               ------------         -----------
 Net increase (decrease) in cash and cash equivalents             2,611,720            (255,017)
   Cash and cash equivalents at beginning of period                 549,760           2,019,321
                                                               ------------         -----------
   Cash and cash equivalents at end of period                  $  3,161,480         $ 1,764,304
                                                               ============         ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                   $  1,514,681         $ 1,647,802
                                                               ============         ===========


              The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                    FOR THE PERIODS ENDED SEPTEMBER 30, 1998
                    ----------------------------------------

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
        SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

        The consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of
        operations and cash flows for the interim periods.   Certain
        information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

        The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for a full year.

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

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE ASSETS HELD FOR SALE
         As of September 30, 1998, the Partnership owned apartment projects in Reno, Nevada, Orlando and Holiday, Florida, and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 1998 and December 31, 1997, and the net carrying value of the real estate assets held for sale at December 31, 1997:

                                                                      Real Estate at Cost
                          No.of    Year of                            -------------------
Type                      Prop.  Acquisition    Description         9/30/98         12/31/97
----                      -----  -----------    -----------         -------         --------
Residential properties     3      1983-98     1,308 Apt. Units    $55,126,431      $31,747,924
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                  -----------      -----------
                                                                   55,170,818       31,792,311
Less: Accumulated depreciation                                    (14,185,104)     (13,290,104)
                                                                  -----------      -----------
                                                                  $40,985,714      $18,502,207
                                                                  ===========      ===========

                                                                     Real Estate Held for Sale
                          No.of    Year of                           -------------------------
Type                      Prop.  Acquisition    Description          9/30/98         12/31/97
----                      -----  -----------    -----------          -------         --------
Residential property       1      1997        594 Apt. Units               $0      $20,832,762
Office property            1      1984-93     138,333 Sq. Ft.               0        4,093,033
                                                                           --      -----------
                                                                           $0      $24,925,795
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

(3) REAL ESTATE TRANSACTIONS
         On August 20, 1998, the Partnership purchased Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida, for $22,600,000 in an all cash transaction. The proceeds from the sale of Riverbend Apartments on June 30, 1998 were used to consummate this acquisition. Please refer to the Form 8-K filed September 4, 1998, as amended November 3, 1998, in connection with this transaction.

         On June 30, 1998, the Partnership sold Riverbend Apartments for a contract price of $24,500,000 in an all cash transaction. For financial reporting purposes, the Partnership recognized a net gain on sale of investment in real estate of approximately $3,368,000 in connection with the sale. Please refer to the Form 8-K filed July 15, 1998, in connection with this transaction.

         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the short-term bank loan of $4,000,000, the proceeds of which had been used to finance a portion of the purchase of the forty percent co-venturer's interest in Riverbend Apartments in December, 1997 (see also Note 4). As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $506,000. Please refer to the Form 8-K filed April 30, 1998, in connection with this transaction.

         In January, 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investments of $65,000 for the nine months ended September 30, 1997.

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

         On December 15, 1997, the Partnership purchased the 40% interest of its former co-venturer for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. All items of income and expense of the property are included in the consolidated statements of income of the Registrant for the three and nine months ended September 30, 1998. The assets and liabilities associated with the property are included in the consolidated balance sheet of the Registrant at December 31, 1997. As the Partnership sold Riverbend Apartments on June 30, 1998 (see Note
         3), the assets and liabilities of the property have been removed from the consolidated balance sheet as of September 30, 1998.

(5) MORTGAGE NOTES AND OTHER LOANS PAYABLE
         Mortgage notes and other loans payable consist of the following first liens:

                                                                             Net Carrying Amount
                                           Annual                       September 30,   December 31,
                   Interest  Maturity    Installment      Amount Due    ------------    ------------
Property             Rate      Date      Payments(d)    at Maturity(c)      1998            1997
----------------------------------------------------------------------------------------------------
Holiday Park (b)      6.895%    1/08       $  300,169      $ 3,277,785     $ 3,777,353   $ 3,517,983

Meadow Wood            7.55     1/04        1,914,996       18,979,461      20,983,566    21,223,992

Riverbend (a)      Variable     4/98    Interest Only           -                    0     4,000,000
                                                                           -----------   -----------
                                                                           $24,760,919   $28,741,975
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

        On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action complaint, on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998, the Supreme Court of the State of New York granted the Partnership's motion. The Partnership believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
        ----------------------------------------------------------------

    General
    -------

          The financial statements for the three months ended September 30, 1998 reflect the operations of three residential garden apartment properties. The financial statements for the nine months ended September 30, 1998 reflect the operations of one office property and four residential garden apartment properties. The financial statements as of and for the three and nine months ended September 30, 1997 reflect the operations of one office property, one shopping center, two residential garden apartment properties and one joint venture that owned an apartment property.

          Total revenues for the three months ended September 30, 1998 decreased $302,000 to approximately $1,875,000 from approximately $2,177,000 for the three months ended September 30, 1997. Net loss for the three months ended September 30, 1998 increased $171,000 to approximately $330,000 from approximately $159,000 for the three months ended September 30, 1997.

          Total revenues for the nine months ended September 30, 1998 increased $500,000 to approximately $7,326,000 from approximately $6,826,000 for the nine months ended September 30, 1997. Net income after gain on sale of investments in real estate for the nine months ended September 30, 1998 increased $4,195,000 to approximately $3,596,000 from a net loss of approximately $599,000 for the nine months ended September 30, 1997.

          The changes in total revenues and net income are the results of the changes from 1997 to 1998 in the composition of the portfolio. In December 1997, the Registrant sold Plantation Shopping Center and purchased from its former co-venturer the forty-percent interest in the joint venture which owned Riverbend Apartments, becoming the sole owner of this 594 unit apartment community. On June 30, 1998, the Registrant then sold Riverbend Apartments for $24,500,000 in an all cash transaction. In addition, on April 16, 1998, the Registrant sold Cherry Hill Office Center. Included in net income for the nine months ended September 30, 1998, is a net gain on sale of investments in real estate of approximately $3,874,000, $506,000 as a result of the sale of Cherry Hill Office center and $3,368,000 from the sale of Riverbend Apartments. Furthermore, on August 20, 1998, the Registrant used the proceeds from the sale of Riverbend Apartments to purchase Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida. Cypress Key Apartments was purchased for $22,600,000 in an all cash transaction.

             The consolidated statements of operations for the three months ended September 30, 1998 include revenues of $342,000 from Cypress Key Apartments, but none from the properties it sold during the period between the financial statement dates. Conversely, the consolidated statements of operations for the three months ended September 30, 1997 include revenues from Plantation Shopping Center and Cherry Hill Office Center of $416,000 and $338,000, respectively, but no revenues from Cypress Key Apartments. The decrease in revenues generated by the Registrant's real estate investments was partially offset by an increase of $179,000 of interest income earned on the proceeds of the sale of Riverbend Apartments until the proceeds were used for the purchase of Cypress Key Apartments. Operating expenses for the three months ended September 30, 1998, include $85,000 of depreciation expense for Cypress Key Apartments, but do not include interest or depreciation expense for the properties that were sold. The three month period for the previous year includes $106,000 of interest expense and $114,000 of depreciation expense for Plantation Shopping Center, and $50,000 of depreciation expense for Cherry Hill Office Center. Real estate tax expense also decreased $79,000 for the three month period due to the changes in the composition of the portfolio.

             The consolidated statements of operations for the nine months ended September 30, 1998 include revenues from Cypress Key Apartments of $342,000, Riverbend Apartments of $2,285,000 and Cherry Hill Office Center of $417,000. The consolidated statement of operations for the nine months ended September 30, 1997 do not include revenues from Cypress Key Apartments, nor are there revenues from Riverbend Apartments in which the Registrant held a joint venture interest at the time. Conversely, the consolidated statement of operations for the nine months ended September 30, 1997 includes revenues from Plantation Shopping Center of $1,376,000. Due to the sale in 1998, revenues from Cherry Hill Office Center decreased $707,000 to $417,000 from $1,124,000 for the nine month period a year earlier. A decrease in revenues at Meadow Wood Apartments of $267,000 from the prior year was partially offset by a net increase of $164,000 of interest earned on short-term investments. Operating expenses for Riverbend Apartments totaled $1,542,000 for the nine months ended September 30, 1998, while operating expenses for Plantation Shopping Center and Cherry Hill Office Center totaled $230,000 and $419,000, respectively, for the period a year earlier. Interest expense for 1998 includes $96,000 arising from the loan used to purchase the forty percent co-venturer's interest in Riverbend Apartments, while the period a year earlier includes $312,000 and $15,000 of interest on the mortgages secured by Plantation Shopping Center and Cherry Office Center, respectively. Depreciation expense recorded for the nine month period in 1997 includes $337,000 and $147,000 for Plantation Shopping Center and Cherry Hill Office Center, respectively, however, since Plantation Shopping center was sold and Cherry Hill Office Center and Riverbend Apartments were both classified as real estate assets held for sale as of September 30, 1997, no depreciation was recorded for these three properties in 1998.

          For additional analysis, please refer to the discussions of the individual properties below.

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


    YEAR 2000 COMPLIANCE
    --------------------

          The Registrant is examining the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (referred to as the "Year 2000"). The primary software packages used by the Registrant are designed by outside vendors who have represented that the software is Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in the year 2000 or beyond). One financial reporting software package designed by a third party vendor who has represented that the current versions being used are Year 2000 compliant will require a Year 2000 programming modification. The Registrant is in the process of testing all of its systems to ensure Year 2000 compliance and expects the testing to be completed by the end of the current year, with any software modifications required to be implemented by mid-year 1999. The Registrant expects that the cost to remediate Year 2000 technology issues will be minimal. Although there can be no assurances, at the present time the Registrant does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 problem would be likely to have a material adverse impact on the Registrant or the results of its operations. The Registrant could be affected by systemic problems in the economy resulting from the Year 2000 issue, such as disruptions of communication systems or overall economic dislocation. In addition, the Registrant's activities could be disrupted if banks, as a result of the Year 2000 problem, are unable to effect transactions in the normal course of business. At the present time, the Registrant does not believe it is possible to measure the effect of potential complications.
    The Registrant will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

    Liquidity and Capital Resources
    -------------------------------

          As of September 30, 1998, the Registrant had cash and cash equivalents of $3,161,000 in addition to $709,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $2,618,000 more than cash, cash equivalents, and deposits held in escrow on December 31, 1997. The increase is primarily due to the sales of Riverbend Apartments and Cherry Hill Office Center during the nine months ended September 30, 1998, net of the subsequent investment of cash for the acquisition of Cypress Key Apartments. Most of the proceeds from the sale of Cherry Hill Office Center were used to retire the short term bank note of $4,000,000 which was used for the purchase of the co-venturer's interest in Riverbend Apartments. Most of the proceeds from the sale of Riverbend Apartments were used to purchase Cypress Key Apartments. Most of the cash generated from operations, $1,021,000 was used for capital additions to real estate owned which totaled $967,000 for the nine months ended September 30, 1998.

          Debt at September 30, 1998 consisted of approximately $24,761,000 of non-recourse first mortgage notes payable secured by two apartment properties owned by the Registrant. In January, 1998, the Registrant successfully refinanced the mortgage note secured by Holiday Park Apartments with the existing lender. The loan amount was increased to $3,800,000, the maturity was extended to 2008, and the interest rate was reduced from 9.00% to 6.895% per annum for the term of the loan. As noted above, the Registrant used proceeds from the sale of Cherry Hill Office Center to retire the $4,000,000 unsecured demand note which had been used to purchase the forty-percent interest in the joint venture which owned Riverbend Apartments (See also Notes 3 and 5 to the Consolidated Financial Statements). The Registrant is currently negotiating with a lender for a mortgage note of approximately $17,000,000 which will be secured by Cypress Key Apartments. The proceeds of this mortgage note will allow the Registrant to further expand its investment activities. Scheduled maturities through regularly scheduled monthly payments of principal and interest will be approximately $93,000 for the last fiscal quarter of 1998. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except the normal trade accounts payable and expenses, and accrued interest on previously discussed mortgage notes payable.

          The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

    Holiday Park Apartments
    -----------------------

          Total revenues for the three months ended September 30, 1998 decreased $4,000 to $290,000 from $294,000 for the three months ended September 30, 1997. Net income after depreciation and mortgage interest expense for the three months ended September 30, 1998 increased $20,000 to net income of $7,000 from a net loss of $13,000 for the three months ended September 30, 1997. The decrease in total revenues is primarily due to a decrease in average occupancy of 2.9%, to 90.7% from 93.6% from the period a year earlier, which decreased revenues $14,000, and a decrease in miscellaneous revenues of $1,000, partially offset by an increase in rental rates implemented at the property which increased revenues $11,000. The increase in net income is primarily due to a decrease in financing expenses of $22,000. The decreased financing expenses resulting from the refinancing of the mortgage note encumbering the property include a decrease of $14,000 in interest expense and a decrease of $8,000 in amortization of costs associated with securing the new loan.

          Total revenues for the nine months ended September 30, 1998 increased $59,000 to $918,000 from $859,000 for the nine months ended September 30, 1997. Net income after depreciation and mortgage interest expense for the nine month period ended September 30, 1998 increased $72,000 to net income of $5,000 from a net loss of $67,000 for the nine months ended September 30, 1997. The increase in total revenues was primarily due to rental rate increases implemented at the property which increased revenues $40,000, supplemented by an increase in occupancy of 2.5%, to 94.9% from 92.4% for the period a year earlier, which increased revenues $14,000, while miscellaneous revenues increased $5,000. The increase in net income is primarily due to the increase in revenues, coupled with a decrease in expenses of $13,000 primarily due to a decrease in financing costs. Interest expense decreased $35,000 due to the refinancing of the mortgage note secured by the property. This decrease in expense was partially offset by the write-off of approximately $43,000 of unamortized costs associated with the loan that was refinanced in January, partially offset by the decrease in amortization due to lower costs incurred to secure the new loan.

    Meadow Wood Apartments
    ----------------------

          Total revenues for the three months ended September 30, 1998 decreased $67,000 to $1,037,000 from $1,104,000 for the three months ended September 30, 1997. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1998 increased $93,000 to $129,000 from $36,000 for the three months ended September 1997. The decrease in total revenues is primarily due to a decrease in average occupancy which decreased revenues $70,000, and a decrease in miscellaneous income of $5,000, partially offset by a decrease in tenant concessions of $8,000. The decrease in occupancy is a result of the increasingly competitive Reno apartment market. Reno is currently experiencing an oversupply of housing which is expected to persist through the end of 1998. This is especially true in the northwest and southeast section of the area. Meadow Wood is working to maintain its market share in the highly competitive submarket in southeastern Reno, although it has experienced a decrease in occupancy and increased turnovers of renters. The increase in net loss is primarily due to the decrease in revenues and a net increase in expenses. Increased expenses included an increase in advertising and promotion of $15,000, professional fees of $13,000, payroll costs of $12,000, real estate taxes of $4,000, and an increase in general and administrative expenses of $4,000, partially offset by a decrease in utilities expense of $22,000.

          Total revenues for the nine months ended September 30, 1998 decreased $267,000 to $3,115,000 from $3,382,000 for the nine months ended September 30, 1997. Net loss after depreciation and mortgage interest increased $307,000 to a net loss of $268,000 from net income of $39,000 for the nine months ended September 30, 1997. The decrease in total revenues is primarily the result of a decrease in average occupancy of 5.2%, to 84.8% for 90.0% for the period a year earlier, as discussed above. The decrease in average occupancy decreased revenues $236,000, additional tenant concessions decreased revenues $18,000, and reduced miscellaneous income decreased revenues $13,000. The increase in the net loss for the period is primarily due to the decrease in revenues and a net increase in expenses. Increased expenses included increased advertising and promotion of $32,000, professional fees of $29,000, payroll costs of $27,000, utility costs of $13,000, and real estate taxes of $7,000, partially offset by decreased repairs and maintenance costs of $48,000 and decreased financing costs of $20,000.

    Cypress Key Apartments
    ----------------------

          On August 20, 1998, the Registrant purchased Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida, for $22,600,000 in an all cash transaction. (See also the Liquidity and Capital Resources Section and Notes 2 and 3 to the Consolidated Financial Statements.) The Registrant recognized total revenues of $342,000 for the three and nine months ended September 30, 1998. Net income after depreciation expense was $161,000 for the three and nine month periods.

    Riverbend Apartments and Investment in Joint Venture
    ----------------------------------------------------

          On December 15, 1997, the Registrant purchased the 40% interest of its former co-venturer through a wholly owned limited liability company and effectively became the sole owner of Riverbend Apartments. On June 30, 1998, the Registrant sold Riverbend Apartments for $24,500,000 in an all cash transaction. (See also the Liquidity and Capital Resources Section and Notes 3 and 5 to the Consolidated Financial Statements.) The assets and liabilities associated with the property are included in the consolidated balance sheet of the Registrant at December 31, 1997. The items of income and expense associated with ownership of the property are included in the consolidated statements of operations of the Registrant for the nine months ended September 30, 1998. For comparative purposes only, information regarding revenues, expenses and net income of the property is provided below for the nine month period ended September 30, 1997, although these items were not included in the consolidated financial statements of the Registrant.

          Equity in net income of joint venture for the three and nine months ended September 30, 1998 decreased to $-0- from $173,000 and $220,000, respectively, for the periods a year earlier. (See also Note 1 to the Consolidated Financial Statements.) All the items of income and expense of the property were included in the consolidated statements of income of the Registrant for the current year.

          Total revenues for the nine months ended September 30, 1998 decreased $999,000 to $2,285,000 from $3,284,000 for the nine months ended September 30, 1997. Net income before gain on sale and after depreciation and mortgage interest expense for the nine months ended September 30, 1998 decreased $145,000 to $465,000 from $610 for the nine months ended September 30, 1997. Due to the sale of the property by the Registrant, the reporting period for Riverbend Apartments ended on June 30, 1998. The changes in revenues and net income are substantially due to the shortened reporting period. Furthermore, as Riverbend Apartments was classified as a real estate asset held for sale as of September 30, 1998, no depreciation was charged to expense in the current year, which decreased depreciation expense $609,000 from the prior year.


    Cherry Hill Office Center
    -------------------------

          The Registrant sold Cherry Hill Office Center on April 16, 1998 for $4,825,000 in an all cash transaction. (Please refer to Footnote 3 of the Consolidated Financial Statements and Form 8-K filed April 30, 1998, in connection with this transaction.)

          Total revenues for the nine months ended September 30, 1998 decreased $707,000 to $417,000 from $1,124,000 for the nine months ended September 30, 1997. Net income before gain on sale and after depreciation and mortgage interest expense for the nine months ended September 30, 1998 decreased $43,000 to $95,000 from $138,000 for the nine months ended September 30, 1997. Due to the sale of the property by the Registrant, the reporting period for the Cherry Hill Office Center ended on April 16, 1998. The changes in revenues and net income are substantially due to the shortened reporting period. Furthermore, as Cherry Hill Office Center was classified as a real estate asset held for sale as of September 30, 1998, no depreciation was charged to expense in the current year, which decreased depreciation expense $147,000 from the prior year.

    PART II - OTHER INFORMATION

    ITEM 5. OTHER INFOMATION
            ----------------


                On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Registrant, filed a purported class action complaint, on behalf of himself and other persons similarly situated, against the Registrant and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The complaint alleges, inter alia, that the business of the Registrant can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Registrant's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Registrant moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Registrant's motion. The Registrant believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

                (a) Exhibits
                     (27) Financial Data Schedule

                (b) Reports on Form 8-K
                     On September 4, 1998, the Registrant filed Form 8-K to report the purchase on August 20, 1998 of Cypress Key Apartments. On November 3, 1998, the Registrant filed Form 8-K/A to amend this filing to include the requisite financial statements.

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






                                       SB PARTNERS
                                       -----------------------------------
                                       (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: November 16, 1998                   By:/s/ John H. Streicker
                                              ----------------------------
                                              John H. Streicker
                                              President



Dated: November 16, 1998                   By:/s/ Elizabeth B. Longo
                                              ----------------------------
                                              Elizabeth B. Longo
                                              Chief Financial Officer



Dated: November 16, 1998                   By:/s/ George N. Tietjen
                                              ----------------------------
                                              George N. Tietjen  III
                                              Vice President