Form 10-K
period 1998-12-31
SB PARTNERS
filed 1999-03-31
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission file number  0-8952
                          -----------------                         ------

                                SB Partners
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)
New York                                                        13-6294787
--------------------------------------------------------------------------
(State of other jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or organization)

666 Fifth Avenue, N.Y., N.Y.                                         10103
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
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes    No
                                          ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K (x).

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 203.405).
    NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.
                                 Not Applicable
                                 --------------

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       Yes   NO
                                                         ---   ---
                                 Not Applicable
                                 --------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                 Not Applicable
                                 --------------

                      DOCUMENTS INCORPORATED BY REFERENCE.
    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

                                      None
                                      ----

                                  PART I
                                  ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is an existing New York limited partnership, which has been engaged in acquiring, operating and holding for investment a varying portfolio of real properties since April 1971. The Registrant's initial public offering was in 1971. As of December 31, 1998, the Registrant owned apartment projects in Greenville, South Carolina; Reno, Nevada; Orlando and Holiday, Florida; and
13.9 acres of land adjacent to the apartment project in Holiday, Florida.

The principal objectives of the Registrant are, first, to obtain capital appreciation through equity investments in real estate; second, to generate cash available for distribution, a portion of which may not be currently taxable; and third, to the extent still permitted under the Internal Revenue Code of 1986, as amended, to generate tax losses which may offset the limited partners' income from the Registrant and certain other sources. The Registrant ended 1998 with net income before extraordinary items of $3,414,000, a substantial increase over the past four years.

Recent Developments and Real Estate Investment Factors
------------------------------------------------------

Although specific markets and real estate asset classes have stabilized or improved since the real estate downturn of the early to mid 1990's, certain economic events affected real estate markets directly or indirectly in the latter half of 1998.

The downturn in the early part of the decade was caused by many factors such as reduced tenant demand, lack of available debt and equity capital for real estate investment, overbuilding, and changes in legislation including tax legislation, among other things. These events resulted in decreased earnings and cash flow generated by real estate investments, reduced asset values, and increased numbers of foreclosures and negotiated transfers of real estate to lenders by borrowers, including negative tax consequences caused by such transfers.

The general improvement and stabilization of certain real estate investments reflect the strengthening and prolonged growth of national and global economies. As tenant demand improved in the latter half of the 1990's, landlords in certain submarkets were better able to lease available space. Borrowers were able to take advantage of lower capital costs and greater availability of debt and equity capital. Over time, more potential buyers of real estate entered the market, including real estate investment trusts (REITs) and opportunity funds, contributing to increased demand for real estate investments. These favorable conditions led to renewed construction activity, which, in turn, led to some overbuilding in some submarkets, although not to the extent seen earlier in this decade and the late 1980's. In 1998, turmoil in global financial markets disrupted capital markets in the United States, and equity REITs and other potential acquirers of real estate investments began experiencing difficulty raising debt and equity capital, debt capital costs increased, and borrowers were confronted with reduced availability of funds. Since then, the acquisition programs of many REITs decreased significantly, reducing demand for real estate investments from the level experienced in the early part of 1998.

Other than some overbuilding in certain submarkets negatively impacting performance at Meadowwood Apartments in Reno, Nevada, the matters described above have not generally affected the Registrant as it has taken action to rebuild the portfolio. The Registrant has sold properties that it believed had reached maximum value to the Registrant, including Cherry Hill Office Center in April 1998, and Riverbend Apartments in June 1998. Mortgage notes on certain of its remaining properties have been refinanced on more favorable terms, so as to best preserve the value of the property and the equity interest of the partners. The Registrant was able to successfully place financing on Cypress Key Apartments, a property acquired in August 1998, and to use those funds to acquire Halton Place Apartments in December 1998. (Please refer to Footnotes 4 and 6 of the Consolidated Financial Statements, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Forms 8-K, as amended, filed in connection with these transactions.)

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

General
-------

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of apartment units or a reduction in demand for apartment units in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates or operating expenses, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew or relet the leases of a significant number of tenants, or, if the rental rates upon such renewal or reletting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unitholders may be adversely affected.

Risks of Liability and Loss
---------------------------

The development and ownership of real estate may result in liability to third parties, due to conditions existing on a property which result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or hurricane. Such liability or loss may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

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

Potential Adverse Effect on Results of Operations Due to Operating Risks
-------------------------------------------------------------------------

The Registrant's properties are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates. The Registrant's properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning, and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. Tenants in commercial properties generally are obligated to pay these escalating costs, although there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. The cost of these expenses must be borne by the Registrant for any portion of a commercial property which is not leased. In the case of apartment communities, the Registrant must bear all such increased expenses. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet such increased expenses without decreasing occupancy rates. While the Registrant implements cost-saving incentive measures at each of its properties, if any of the foregoing occurs, the Registrant's results of operations, financial condition and its ability to pay distributions to Unitholders could be adversely affected. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases, may in turn adversely affect the performance and financial condition of the Registrant.

Debt Servicing and Financing
----------------------------

If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance indebtedness through additional debt financing or equity offerings. If the Registrant is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unitholders. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense would increase, which would adversely affect the Registrant's results of operations, financial condition and its ability to pay expected distributions to Unitholders, or it may be restricted from obtaining a loan which will be sufficient to retire the existing loan based on lower debt service coverage. Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

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

Competition
-----------

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends, et cetera. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease space at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing provide alternatives to potential residents of multi-family residential properties.

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

The Act relaxes the "per se" passive characterization of certain rental real estate operations. For tax years beginning after 1993, eligible taxpayers, who materially participate in rental real estate activities, are able to deduct losses from rental activities against other income. For all other nonmaterially participating taxpayers, the provisions enacted as part of the Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988 (as discussed below) continue to apply. The Act also provides some relief by allowing taxpayers, other than corporations, to elect to exclude from income some cancellation of "qualified real property business indebtedness", effective for certain discharges after December 31, 1992. The amount of the exclusion is limited to the basis of the taxpayer's business real property or the excess of the principal amount of the debt over the fair market value of business real property that secures the debt, whichever is less. The basis of the taxpayer's business real property must be reduced by the amount of excluded income. The provision does not apply to foreclosures or "deeds in lieu" with respect to nonrecourse debt.

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

     -The limitation of losses to amounts that partners have "at risk" was extended to passive real estate investments. The amount a partner has "at risk" generally includes its proportionate share of qualified non-recourse financing, and is also subject to other limitations.

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

The IRS Restructuring and Reform ACT of 1998 (the "1998 ACT") eliminated the 18-month holding period that was required in order to take advantage of the lowest capital gain tax rates. This holding period change is generally effective for tax years ending after December 31, 1997. Thus, in tax years ending after 1997, capital gains on most property held more than 12 months will be eligible for the 10, 20, or 25 percent capital gains rates introduced in the 1997 ACT.

The 1998 ACT also made the following changes to the maximum capital gains rate provisions, and is generally effective for tax years ending after May 6, 1997:
1) The regular tax and minimum tax "minimum capital gains rate" rules were reorganized for the sake of clarity, while retaining the substance of the rules. In particular, the definition of "adjusted net capital gain" was clarified.
2) Several conforming amendments were in the 1998 Act to coordinate the multiple holding periods introduced under the Taxpayer Relief Act of 1997 with other tax law provisions. For example, inherited property and certain patents are now deemed to have a holding period of more than 18 months, allowing the 10 and 20 percent rates to apply.

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

There are approximately 31 full and part-time on-site project personnel employed at the Registrant's properties.

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

YEAR 2000 COMPLIANCE
--------------------

The Registrant is examining the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (referred to as the "Year 2000 Problem"). The primary software packages used by the Registrant are designed by outside vendors who have represented that the software is generally Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in the year 2000 or beyond). The Registrant expects to have any required software modifications implemented by the end of the third quarter 1999. Furthermore, the Registrant expects that the cost to remediate Year 2000 technology issues will be minimal. Although there can be no assurances, at the present time the Registrant does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Registrant or the results of its operations. The Registrant could be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as disruptions of communication systems or overall economic dislocation. For example, the Registrant's activities could be disrupted if banks, as a result of the Year 2000 Problem, are unable to effect transactions in the normal course of business. At the present time, the Registrant does not believe it is possible to measure the effect of potential complications. The Registrant will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 1998 are set forth on the Summary of Properties schedule on the page immediately following.

ITEM 3.LEGAL PROCEEDINGS
       -----------------

The Registrant is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Registrant, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Registrant and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleges, inter alia, that the business of the Registrant can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Registrant's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Registrant moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Registrant's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Registrant, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contains substantially the same allegations as those contained in the Complaint. The Registrant, as well as the other respondents, have moved to stay the arbitration to the extent it seeks to recover attorneys' fees. Those motions are sub judice. The arbitration panel of three arbitrators has been chosen and a preliminary hearing has been scheduled for April 6, 1999. The Registrant believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.


                                                   SB PARTNERS
                                              Summary of Properties
                                             As of December 31, 1998
                                                                                           Occupancy
                                                    Description       Acquisition  Percent     at      Mortgage
           Property               Location     Sq. Ft.   Units  Acres     Date    Ownership 12/31/98    Payable
Apartments:

Holiday Park Apts.         Holiday, FL          220,000    244   21.5   Jan 1991    100%     93.4%     $ 3,767,366
Meadowwood Apts.           Reno, NV             529,000    704   30.0   May 1983    100%     88.6%      20,900,360
Cypress Key Apts.          Orlando, FL          323,000    360   22.7   Aug 1998    100%     81.7%      17,250,000
Halton Place Apts.         Greenville, SC       233,000    246   20.6   Dec 1998    100%     95.5%               0
                                              ---------  -----   ----
                                              1,305,000  1,554   94.8
                                              =========  =====   ====


Land:

Unimproved land (1)           Holiday, FL         n/a     n/a    13.9   Jul 1978    100%      n/a                0

Additional information regarding properties owned by the Registrant:
                                                 1998     1997    1996     1995    1994
                                                 ----     ----    ----     ----    ----
Average Occupancy
-----------------
Holiday Park Apts.                               94.0%    93.2%    91.0%    91.6%    93.5%
Meadowwood Apts.                                 85.5%    88.8%    94.9%    96.9%    96.3%
Cypress Key Apts.(a)                             88.0%     n/a     n/a       n/a     n/a
Halton Place Apts.(a)                            95.0%     n/a     n/a       n/a     n/a


Effective Annual Rent
--------------------
Holiday Park Apts.                              $4,800   $4,604   $4,335   $4,238   $4,237
Meadowwood Apts.                                $5,717   $5,987   $6,372   $6,140   $5,914
Cypress Key Apts.(b)                            $7,475     n/a      n/a      n/a      n/a
Halton Place Apts.(b)                           $5,495     n/a      n/a      n/a      n/a

(a) For period of ownership.
(b) Annualized for properties owned for less than one year.

(1) Land is adjacent to Holiday Park Apartments.

      14                          PART II
                                  -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 1998 was 3,785.

At various times the Registrant has generated and distributed cash to the Unitholders. To date, such distributions have totalled $97,752,882. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. A distribution of $100 per unit totaling $775,300 was paid in March 1999 to Unitholders of record on December 31, 1998.


ITEM 6.SELECTED FINANCIAL DATA
       -----------------------

Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles.  This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.
                                                                             For the Years Ended December 31,
                                                              1998            1997            1996           1995            1994
                                                              ----            ----            ----           ----            ----
                                                                             (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                          $ 9,512        $  9,066        $ 15,430       $ 23,324        $ 25,544
Operating Expenses, including
  Depreciation and Amortization                               (9,971)        (10,386)        (23,495)       (31,356)        (35,648)
Writedown and Reserves of Investments in Real Estate               0               0               0              0          (4,162)
                                                             -------        --------        --------       --------        --------
Loss from Operations                                            (459)         (1,320)         (8,065)        (8,032)        (14,266)

Gain  on Sale of Investments in Real Estate                    3,873           1,404               0          3,964           6,859
Equity in Net Income (Loss) of Joint Venture                       0             316             426            725            (352)
                                                             -------        --------        --------       --------        --------
Net Income (Loss) before Extraordinary Gain                    3,414             400          (7,639)        (3,343)         (7,759)

Gain on Dispositions of Investments in Real Estate
  through Discharge of Indebtedness                                0               0          11,951              0               0
                                                             -------        --------        --------       --------        --------
Net Income (Loss)                                            $ 3,414        $    400        $  4,312       $ (3,343)       $ (7,759)
                                                             =======        ========        ========       ========        ========

Net Income (Loss) per Unit of Partnership Interest:
  Net Income (Loss) before Extraordinary Gain                $   440        $     52        $   (985)      $   (431)       $ (1,001)
  Extraordinary Gain                                         $     0        $      0        $  1,541       $      0        $      0
  Net Income (Loss)                                          $   440        $     52        $    556       $   (431)       $ (1,001)

Weighted Average Number of
  Partnership Units Outstanding                                7,754           7,754           7,754          7,754           7,754

Balance Sheet Data at Year End:

Real Estate, net                                             $53,570        $ 18,502        $ 32,357       $106,893        $116,253
Real Estate Assets Held for Sale                             $     0        $ 24,926        $      0       $      0        $      0
Investment in Joint Venture                                  $     0        $      0        $ 10,742       $ 10,697        $ 11,134
Total Assets                                                 $62,089        $ 45,667        $ 47,775       $127,259        $135,238
Mortgage Notes Payable, net                                  $41,918        $ 28,742        $ 30,752       $103,408        $112,254

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1998, the Registrant had cash and cash equivalents of approximately $6,585,000 in addition to $861,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $6,194,000 more than cash, cash equivalents and deposits held in escrow on December 31, 1997. The increase in cash and cash equivalents is primarily a result of the continued repositioning of the portfolio, as cash generated from the sales of properties previously owned by the Registrant and through the financing of properties held by the Registrant is reinvested in new real estate properties.

During 1998, the Registrant sold Riverbend Apartments and Cherry Hill Office Center for $24,500,000 and $4,825,000, respectively, in all cash transactions. The proceeds from the sale of Cherry Hill Office Center were used, in part, to retire the short-term bank loan of $4,000,000, the proceeds of which had been used to finance a portion of the purchase in 1997 of the forty percent interest in Riverbend Apartments owned by the Registrant's former co-venturer. With the proceeds of the sale of Riverbend Apartments, the Registrant purchased Cypress Key Apartments in August 1998 for $22,600,000 in an all cash transaction. The Registrant was then able to negotiate a mortgage note of $17,250,000 secured by Cypress Key Apartments. Proceeds from this note were then used to purchase Halton Place Apartments for $12,600,000 in an all cash transaction on December 23, 1998.

In January 1998, the Registrant successfully refinanced the mortgage note secured by Holiday Park Apartments with the existing lender. The loan amount was increased to $3,800,000, the maturity was extended to 2008, and the interest rate was reduced from 9.00% to 6.895% per annum for the term of the loan. In December 1998, the Registrant negotiated a mortgage note with a FNMA DUS program lender in the principal amount of $17,250,000, securing the note with Cypress Key Apartments. The mortgage note bears interest at 6.605% per annum and matures on January 1, 2009.

Halton Place is currently unencumbered, however, a mortgage note may be placed on the property with the proceeds used to continue the expansion of the portfolio through the acquisition of additional investments in real estate properties. Investigations of appropriate new acquisitions are underway.

Total outstanding debt at December 31, 1998 consisted of approximately $41,918,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $563,000 in 1999. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business. In view of the moderate rate of inflation, its impact on the Registrant's business has not been significant.

With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. A distribution of $100 per unit totaling $775,300 was paid in March 1999 to Unitholders of record on December 31, 1998.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant, for the foreseeable future.


MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
1998 VS. 1997
-------------

Total revenues increased $446,000 to $9,512,000 in 1998 from $9,066,000 in 1997. Loss from operations decreased $862,000 to $459,000 in 1998 from $1,321,000 in 1997. Net income increased $3,014,000 to $3,414,000 in 1998 from
$400,000 in 1997. Net income for 1998 includes gains on sales of investments in real estate of approximately $3,368,000 and $506,000 from the sales of Riverbend Apartments and Cherry Hill Office Center, respectively. Net income for 1997 included a gain on sale of investment in real estate of approximately $1,404,000 from the sale of Plantation Shopping Center.

The increase in revenues from 1997 to 1998 is primarily attributable to the continued repositioning of the portfolio. In December 1997, the Registrant purchased, through a limited liability company, the forty-percent interest in Riverbend Apartments formerly owned by its co-venturer, thus effectively becoming the owner of a 100% interest in the property. Revenues of $2,273,000 from Riverbend Apartments were included in the total revenues of the Registrant for 1998, whereas only $184,000 of revenues from Riverbend Apartments were included in the total revenues for the prior year. The acquisition of Cypress Key Apartments in August 1998 added $1,034,000 of revenues to the total for 1998, whereas the sales of Plantation Shopping Center in December 1997 and Cherry Hill Office Center in April 1998 decreased the total revenues of the portfolio by approximately $1,700,000 and $1,087,000, respectively. Other changes in revenues are due to changes in rental rates and occupancy at the other properties owned by the Registrant.

Real estate operating expenses increased $753,000 primarily as a result of the inclusion of the operating expenses of Riverbend Apartments and Cypress Key Apartments in the portfolio, which were higher than the operating costs associated with the commercial properties that were sold. Total expenses of the portfolio decreased as decreases in interest expense of $171,000, write-off of uncollectible accounts of $370,000, depreciation and amortization expense of $298,000, real estate taxes of $117,000 and management fees of $361,000 more than offset the increased real estate operating expenses.


Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues decreased $197,000 to $4,205,000 in 1998 from $4,402,000 in 1997. Net loss after depreciation and mortgage interest expense increased $149,000 to $277,000 in 1998 from $128,000 in 1997.

The decline in total revenues was due primarily to a decrease in average occupancy of 3.3%, to 85.5% in 1998 from 88.8% in 1997, which reduced revenues $197,000, while rental rates charged at the property remained unchanged. The decrease in occupancy is a result of the competitive apartment market in the Reno area. Certain submarkets in Reno have been experiencing an oversupply of housing as new construction has been completed and apartments have become available. This is especially true in the northwest and southeast sections of the area. Meadowwood is located in the southeast section and is working to maintain its market share, although it continues to experience lower occupancy and increased turnover of renters. An extensive capital improvement program at the property is nearing completion. It is expected to enhance the property's appeal to prospective tenants, resulting in higher occupancy in the coming years. The increase in net loss after depreciation and mortgage interest expense is due primarily to the lower revenues, partially offset by a decrease in total expenses of $48,000. The decrease in total expenses is primarily attributable to a decrease in repair and maintenance costs, as the strategy moved to making more long-term improvements which enhance the value of the property and fewer short-term repairs. Repair and maintenance costs decreased $158,000 while expenditures for capital improvements increased over $555,000 from 1997. The lower repairs and maintenance costs and a reduction in interest expense of $24,000 were partially offset by increases in other operating expenses. Advertising and promotional expenses increased $35,000 as efforts to retain existing tenants and attract new tenants were intensified. Utilities expense increased $21,000 over the prior year due to the increased cost of utilities for unoccupied units. Other increases in expenses include higher professional fees of $31,000, payroll and related costs of $17,000, depreciation of $16,000, and real estate tax expense of $14,000.

Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased $52,000 to $1,217,000 in 1998 from $1,165,000 in 1997.
Net income after depreciation and mortgage interest expense increased $114,000 to net income of $58,000 in 1998 from a net loss after depreciation and mortgage interest expense of $56,000 in 1997.

The increase in total revenues was due primarily to the continued strength of the Tampa Bay area apartment market. This was reflected in higher rental rates charged at the property which increased revenues $47,000, even as average occupancy at the property rose a slight 0.8% for the year. Miscellaneous income also increased $5,000. The increase in net income was due primarily to the increased revenues and decreased interest expense. Total interest expense decreased $54,000, to $264,000 in 1998 from $310,000 in 1997, resulting from the refinancing of the mortgage note encumbering the property which decreased the interest rate to 6.895% from 9.00%. Lower insurance expense of $8,000 also added to the increase in net income from the prior year.


Cypress Key Apartments (Orlando, Florida)
----------------------

On August 20, 1998, the Registrant purchased Cypress Key Apartments for $22,600,000 in an all cash transaction. Proceeds from the sale of Riverbend Apartments on June 30, 1998 were used to consummate this transaction. (Refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements.)

Total revenues for the period of ownership were $1,034,000. Net income after depreciation and mortgage interest expense was $292,000. Average occupancy for the period was 88.0%. Major components of expense included real estate operating costs of $308,000, depreciation expense of $214,000, real estate taxes of $120,000 and interest expense of $92,000.

In December, 1998, the Registrant placed a mortgage note of $17,250,000 on the property. (Refer also to the Liquidity and Capital Resources Section and Footnote 6 of the Financial Statements.) Regularly scheduled monthly payments on the note began in February 1999. The proceeds of this mortgage note were used, in part, to purchase Halton Place Apartments (see below).


Halton Place Apartments (Greenville, South Carolina)
-----------------------

On December 23, 1998, the Registrant purchased Halton Place Apartments for $12,600,000 in an all cash transaction. The proceeds from the mortgage note of $17,250,000 placed on Cypress Key Apartments were used to consummate this transaction. (Refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements).

Total revenues for the period of ownership were $33,000. Net income after depreciation expense was $2,000. Average occupancy for the period was 95.0%.

Cherry Hill Office Center (Cherry Hill, New Jersey)
-------------------------

Cherry Hill Office Center was sold on April 16, 1998 for $4,825,000. Proceeds from the sale were used, in part, to retire the short-term bank loan of $4,000,000, the proceeds of which had been used to finance a portion of the purchase in 1997 of the forty-percent interest in Riverbend Apartments owned by its former co-venturer. (Refer also to the Liquidity and Capital Resources Section and Footnote 4 of the Financial Statements.)

Total revenues decreased $1,087,000 to $417,000 in 1998 from $1,504,000 in 1997. Net income after depreciation and mortgage interest expense decreased $145,000, to net income before gain on sale of investment in real estate of $87,000 in 1998 from $232,000 in 1997.

Due to the disposition of the property by the Registrant, the reporting period for Cherry Hill Office Center ended on April 16, 1998. The changes in revenues and net income are substantially due to the shortened reporting period.


Riverbend Apartments (Atlanta, Georgia)
--------------------

Riverbend Apartments was sold on June 30, 1998 for $24,500,000. Proceeds from the sale were used to acquire Cypress Key Apartments in August, 1998. (Refer also to the Liquidity and Capital Resources section and Footnote 4 of the Financial Statements.)

Total revenues increased $2,089,000 to $2,273,000 in 1998 from $184,000 in 1997. Net income after depreciation and mortgage interest increased $384,000, to net income before gain on sale of investment in real estate of $434,000 in 1998 from $50,000 in 1997.

The changes in revenue and net income are due to the different reporting periods in 1998 and 1997. The reporting period for 1998 was for six months, as the property was sold on June 30, 1998, whereas the reporting period for 1997 was for less than a month as the Registrant purchased the forty percent interest in Riverbend Apartments, formerly owned by its co-venturer, on December 15, 1997. Equity in income of the joint venture decreased $316,000 to $0 in 1998 from $316,000 in 1997 as the income and expenses of Riverbend Apartments were consolidated with those of the Partnership for all of 1998, but for most of 1997, were reflected as the 60% equity in the net income of the joint venture.

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

Net income for 1996 includes extraordinary gain on dispositions of investments in real estate through discharge of indebtedness of $11,951,000. Because of the extraordinary gain in 1996, net income after extraordinary gain decreased $3,912,000 to $400,000 in 1997 from $4,312,000 in 1996.

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

The increase in total revenues was primarily due to increases in rental rates charged at the property which increased revenues $109,000, increases in escalation income which increased revenues $133,000, and increases in miscellaneous income which increased revenues $29,000. The increase in net income was primarily due to the increase in revenues and decreases in various expenses. Mortgage interest expense decreased $108,000 as a result of the refinancing of the mortgage note secured by the property at a substantially reduced balance and lower interest rate during 1996. There was a decrease in depreciation expense of $81,000, since the property was classified as "real estate held for sale" as of September 30, 1997. In accordance with generally accepted accounting principles, no depreciation was charged to expense after this time. Roofing repairs were substantially completed in 1996, resulting in a decrease in repairs and maintenance costs of $24,000 in 1997 versus the prior year. A decrease of $19,000 in real estate tax expense is directly attributable to the shortened period that the property was owned by the Registrant in 1997. These decreases in expenses were partially offset by an increase of $11,000 in professional fees resulting from additional tenant related matters as the occupancy of the property increased over the prior year. Also included in the activity for the reporting period is a write-off of approximately $329,000 of uncollectible accounts, originally recorded pursuant to the straight-lining of rents in accordance with SFAS 13, which partially offset the increased revenues and decreases in other expenses of the property.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

NONE.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the Report of Independent Public Accountants thereon, are contained herein on pages 30 through 42 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 43 through 46 of this report.


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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                   Age        Position
         ----                   ---        --------

         John H. Streicker       56        President & Director

         Michael J. Weinberger   63        Director

         Millie C. Cassidy       53        Director

         David Weiner            63        Director

         Christine Kurtz         44        Director

         Elizabeth B. Longo      47        Treasurer

         Noel Belli              45        Senior Vice President

Mr. Streicker joined the General Partner in May 1976. He has been President and a Director since April 1984. He is President of SHC and its parent company, J.H. Streicker & Co., Inc.

Mr. Weinberger, a Certified Property Manager, joined the General Partner in February 1973, and has been a Director since April 1984. He is the residential portfolio manager for the Western region.

Ms. Cassidy joined the General Partner in August 1982. She has been a Director of the General Partner since March 1988.

Mr. Weiner joined the General Partner in April 1984. He is a portfolio manager and manager of investor relations. He has been a Director of the General Partner since March 1988.

Ms. Kurtz joined the General Partner in 1980 and has been a Director since 1991. She is the portfolio manager responsible for commercial property transactions and management.

Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-four years of real estate related financial experience.

Mr. Belli joined the General Partner in 1985. He is the portfolio manager responsible for residential property transactions and management for the Eastern region.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------

The Registrant has no executive officers or directors.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 1998, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each unitholder has disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

(b) As of December 31, 1998, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc. (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 480.75 Units of Limited Partnership Interest representing 6.20% of the outstanding number of Units on December 31, 1998. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D on April 14, 1998, after the total number of units held surpassed 6% of the outstanding number of units.

(c) During the year ended December 31, 1998, there have been no changes in control of the Registrant or the General Partner.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $835,502, $1,196,611 and $1,634,397, for the years ended December 31, 1998, 1997 and
1996, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1998, 1997 and 1996.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $582,791, $492,992 and $1,196,395, in 1998, 1997 and
1996, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold, or held, title to these properties. A trust company affiliated with the General Partner holds, or held, the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the general partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $27,545, $44,327 and $54,227, in 1998, 1997 and 1996, respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 8 in the consolidated financial statements.

                                  PART IV
                                  -------

ITEM 14.EXHIBITS, FINANCIAL STATEMENT
        -----------------------------
        SCHEDULES AND REPORTS ON FORM 8-K
        ---------------------------------

(a) (1) Financial statements - The Registrant's 1998 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

    (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 29. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b) On September 4, 1998, the Registrant filed Form 8-K to report the purchase on August 20, 1998, of Cypress Key Apartments. On November 3, 1998, the Registrant filed Form 8-K/A to amend this filing to include the requisite financial statements. On January 7, 1999, the Registrant filed Form 8-K to report the purchase on December 23, 1998, of Halton Place Apartments. On March 8, 1999 the Registrant filed Form 8-K/A to amend this filing to include the requisite financial statements.

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


                                             SB PARTNERS
                                             -----------

                                        By:  SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             GENERAL PARTNER


March 31, 1999                               /s/ John H. Streicker
                                             ----------------------------------
                                        By:  John H. Streicker
                                             President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Position                     Date
---------                               --------                     ----

/s/ John H. Streicker             Chief Executive Officer
---------------------                  and Director              March 31, 1999
John H. Streicker


/s/ Elizabeth B. Longo            Chief Financial Officer
----------------------        (Principal Financial Officer)      March 31, 1999
Elizabeth B. Longo


/s/ George N. Tietjen III             Vice President
-------------------------     (Principal Accounting Officer)     March 31, 1999
George N. Tietjen III

                                SB PARTNERS

                      ITEMS 8 and 14 (a) (1) and (2)

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                -------------------------------------------

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
              ----------------------------------------------
                 SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                 -----------------------------------------

Report of Independent Public Accountants  . . . . . . . . . . .   30

Consolidated Balance Sheets as of December 31, 1998 and 1997  .   31

Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . .   32

Consolidated Statements of Changes in Partners' Capital for the
      years ended December 31, 1998, 1997 and 1996  . . . . . .   33

Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996  . . . . . . . . . . . .   34

Notes to Consolidated Financial Statements  . . . . . . . .  35 - 42

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated
      Depreciation -- December 31, 1998   . . . . . . . . .  43 - 46

                            ARTHUR ANDERSEN LLP

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of SB Partners:


      We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

New York, New York
January 29, 1999

 SB PARTNERS
 CONSOLIDATED BALANCE SHEETS
                                                                          As of December 31,
                                                                       1998                1997
                                                                     ----------------------------
 ASSETS:
   Investments -
      Real Estate, at cost
           Land                                                    $  6,444,653        $  2,924,653
           Buildings, furnishings and improvements                   61,733,637          28,867,658
           Less - accumulated depreciation                          (14,608,682)        (13,290,104)
                                                                   ------------        ------------
                                                                     53,569,608          18,502,207

      Real estate assets held for sale                                        0          24,925,795
                                                                   ------------        ------------
                                                                     53,569,608          43,428,002
   Other Assets -
      Cash and cash equivalents                                       6,585,252             549,760
      Other                                                           1,933,798           1,689,366
                                                                   ------------        ------------
                    Total assets                                   $ 62,088,658        $ 45,667,128
                                                                   ============        ============
 LIABILITIES:
      Mortgage notes and other loans payable                       $ 41,917,726        $ 28,741,975
      Accounts payable and accrued expenses                             527,122             628,938
      Tenants' security deposits                                        243,173             309,836
                                                                   ------------        ------------
                    Total liabilities                                42,688,021          29,680,749
                                                                   ------------        ------------
 PARTNERS' CAPITAL:
      Units of partnership interest without par value;
           Limited partners - 7,753 units                            19,416,570          16,002,752
           General partner - 1 unit                                     (15,933)            (16,373)
                                                                   ------------        ------------
                    Total partners' capital                          19,400,637          15,986,379
                                                                   ------------        ------------
                    Total liabilities and partners' capital        $ 62,088,658        $ 45,667,128
                                                                   ============        ============

          The accompanying notes are an integral part of these consolidated balance sheets.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          For the Years Ended December 31,
                                                                       1998             1997            1996
                                                                     ------------------------------------------
REVENUES
      Rental income                                                  $8,541,709      $ 8,647,671     $14,940,374
      Interest on short-term investments                                331,210          110,680          50,615
      Other                                                             638,662          307,301         439,063
                                                                     ----------      -----------     -----------
          Total revenues                                              9,511,581        9,065,652      15,430,052
                                                                     ----------      -----------     -----------
EXPENSES
      Real estate operating expenses                                  4,578,613        3,826,057       6,993,394
      Interest on mortgage notes and other loans payable              2,041,952        2,213,440       7,215,718
      Depreciation and amortization                                   1,425,744        1,723,683       3,465,840
      Management fees                                                   835,502        1,196,611       1,634,397
      Real estate taxes                                                 698,144          815,086       1,086,477
      Write-off of uncollectible accounts                                     0          369,635       2,531,517
      Other                                                             391,101          241,951         567,553
                                                                     ----------      -----------     -----------
          Total expenses                                              9,971,056       10,386,463      23,494,896
                                                                     ----------      -----------     -----------
          Loss from operations                                         (459,475)      (1,320,811)     (8,064,844)

Equity in net income of joint venture                                         0          316,320         425,725
Gain on sale of investments in real estate                            3,873,733        1,404,261               0
                                                                     ----------      -----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                           3,414,258          399,770      (7,639,119)

Gain on dispositions of investments in real estate
      through discharge of indebtedness                                       0                0      11,951,098
                                                                     ----------      -----------     -----------
NET INCOME                                                            3,414,258          399,770       4,311,979
      Income allocated to general partner                                   440               52             556
                                                                     ----------      -----------     -----------
      Income allocated to limited partners                           $3,413,818      $   399,718     $ 4,311,423
                                                                     ==========      ===========     ===========

NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST:
      Net income (loss) before extraordinary gain                    $      440      $        52     $      (985)
                                                                     ==========      ===========     ===========
      Extraordinary gain                                             $        0      $         0     $     1,541
                                                                     ==========      ===========     ===========
      Net income                                                     $      440      $        52     $       556
                                                                     ==========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
    PARTNERSHIP INTEREST OUTSTANDING                                      7,753            7,753           7,753
                                                                     ==========      ===========     ===========

                     The accompanying notes are an integral part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 Limited Partners:
                                    Units of
                                  Partnership
                                    Interest               Cumulative       Accumulated
                               ------------------             Cash           Earnings
                               Number      Amount         Distributions      (Losses)          Total
                               ------------------------------------------------------------------------
 Balance, December 31, 1995    7,753    $119,968,973      $(97,728,323)    $(10,949,039)    $11,291,611
  Net income for the year          0               0                 0        4,311,423       4,311,423
                               -----    ------------      ------------     ------------     -----------
 Balance, December 31, 1996    7,753     119,968,973       (97,728,323)      (6,637,616)     15,603,034
  Net income for the year          0               0                 0          399,718         399,718
                               -----    ------------      ------------     ------------     -----------
 Balance, December 31, 1997    7,753     119,968,973       (97,728,323)      (6,237,898)     16,002,752
  Net income for the year          0               0                 0        3,413,818       3,413,818
                               -----    ------------      ------------     ------------     -----------
Balance, December 31, 1998     7,753    $119,968,973      $(97,728,323)    $ (2,824,080)    $19,416,570
                               =====    ============      ============     ============     ===========




 General Partner:
                                    Units of
                                  Partnership
                                    Interest               Cumulative       Accumulated
                               --------------------           Cash           Earnings
                               Number      Amount         Distributions      (Losses)          Total
                               ------------------------------------------------------------------------
 Balance, December 31, 1995      1           $10,000          $(24,559)         $(2,422)       $(16,981)
  Net income for the year        0                 0                 0              556             556
                                ---          -------          --------          -------        --------
 Balance, December 31, 1996      1            10,000           (24,559)          (1,866)        (16,425)
  Net income for the year        0                 0                 0               52              52
                                ---          -------          --------          -------        --------
 Balance, December 31, 1997      1            10,000           (24,559)          (1,814)        (16,373)
  Net income for the year        0                 0                 0              440             440
                                ---          -------          --------          -------        --------
Balance, December 31, 1998       1           $10,000          $(24,559)         $(1,374)       $(15,933)
                                ===          =======          ========          =======        ========

             The accompanying notes are an integral part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the years ended December 31,
                                                                              1998               1997              1996
                                                                             -------------------------------------------
 Cash Flows From Operating Activities:
 Net Income                                                                $  3,414,258      $   399,770      $  4,311,979
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary gain on dispositions of investments
          in real estate through discharge of indebtedness                            0                0       (11,951,098)
    Gain on sale of investments in real estate                               (3,873,733)      (1,404,261)                0
    Equity in net income of joint venture                                             0         (316,320)         (425,725)
    Write-off of uncollectible accounts                                               0          369,635         2,531,517
    Depreciation and amortization                                             1,425,744        1,723,683         3,465,840
    Distributions of earnings received from joint venture                             0          100,000           425,725
    (Increase) decrease in other operating assets                              (218,936)         482,523           698,084
    Increase (decrease) in other operating liabilities                         (168,479)        (518,880)          985,378
                                                                           ------------      -----------      ------------
      Net cash provided by operating activities                                 578,854          836,150            41,700
                                                                           ------------      -----------      ------------
 Cash Flows From Investing Activities:
    Net proceeds from sales/dispositions of investments in real estate       29,210,371       10,520,801            92,327
    Cash paid on acquisition of joint venture interest                                0       (9,800,000)                0
    Acquisition of real estate investments                                  (35,305,088)               0                 0
    Capital additions to real estate owned                                   (1,305,719)        (898,970)       (2,077,599)
    Distributions received from joint venture
         in excess of current year's equity in net income                             0                0           148,132
                                                                           ------------      -----------      ------------
      Net cash used in investing activities                                  (7,400,436)        (178,169)       (1,837,140)
                                                                           ------------      -----------      ------------
 Cash Flows From Financing Activities:
    Proceeds from mortgage notes and other loans payable                     21,050,000        4,000,000        26,850,000
    Proceeds from short-term loan                                                     0                0         1,038,370
    Retirement of mortgage notes and other loans payable                     (7,514,832)      (5,656,378)      (23,037,409)
    Principal payments on mortgage notes and other loans payable               (359,417)        (354,025)       (3,005,589)
    Increase in deferred financing costs                                       (318,677)        (117,139)         (297,209)
    Repayment of short-term loan                                                      0                0        (1,038,370)
                                                                           ------------      -----------      ------------
      Net cash provided by (used in) financing activities                    12,857,074       (2,127,542)          509,793
                                                                           ------------      -----------      ------------

 Net increase (decrease) in cash and cash equivalents                         6,035,492       (1,469,561)       (1,285,647)
   Cash and cash equivalents at beginning of year                               549,760        2,019,321         3,304,968
                                                                           ------------      -----------      ------------
   Cash and cash equivalents at end of year                                $  6,585,252      $   549,760      $  2,019,321
                                                                           ============      ===========      ============
 Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                 $  2,067,061      $ 2,241,162      $  5,434,319
                                                                           ============      ===========      ============

 Supplemental disclosures of non-cash investing and financing activities:
     The dispositions of International Jewelry Center and 1010 Market Street in 1996, to the extent of the release from liability from the underlying mortgage notes which had been secured by the properties with outstanding balances of
$33,899,000 and $39,564,000, respectively, represent non-cash investing and financing activities and have been excluded from the consolidated statements of cash flows.
     See also Note 4 to Financial Statements.
                       The accompanying notes are an integral part of these consolidated statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      SB Partners, a New York limited partnership, and its subsidiaries, (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
               The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
         (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                       Buildings and improvements     5 to 40 years
                       Furnishings                    5 to 7 years
               Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight line basis over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost on a straight-line basis over the term of the related lease.

         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less to be cash equivalents.
         (g) The Partnership accounted for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow contained in the joint venture agreement, it recognized income or loss to the extent of its allocable share of the change in the net assets of the joint venture, after taking into account preference distributions, as defined, for the period.
         (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships, limited liability companies or land trusts which hold, or held, title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest.
               Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair market value. Real estate investments which are under a binding contract of sale or are otherwise expected to be disposed of within one year of the balance sheet date are reflected on the accompanying consolidated balance sheets as real estate assets held for sale. Real estate assets held for sale are carried at the lower of depreciated historical cost or fair value less cost to dispose. Additionally, upon classification as a real estate asset held for sale, the property is no longer depreciated.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $835,502, $1,196,611, and $1,634,397, for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1998, 1997, and 1996.

(3) INVESTMENTS IN REAL ESTATE AND REAL ESTATE ASSETS HELD FOR SALE
         As of December 31, 1998, the Partnership owned apartment projects in Greenville, South Carolina; Reno, Nevada; Orlando and Holiday, Florida; and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at December 31, 1998 and 1997, and the net carrying value of the real estate assets held for sale at December 31, 1997:

                          No.of        Year of
Type                      Prop.      Acquisition        Description                   Real Estate at Cost        Held for Sale
----                      -----      -----------        -----------                 -----------------------      -------------
                        1998  1997                  1998           1997              1998            1997             1997
                        ----  ----                  ----           ----              ----            ----             ----
Residential properties    4    3      1983-98    1,544 Apts.   1542 Apts.        $68,133,903      $31,747,924      $20,832,762
Office property           0    1      1984-93    0 Sq. Ft.     138,333 Sq. Ft.             0                0        4,093,033
Undeveloped land          1    1      1978       13.9 Acres    13.9 Acres             44,387           44,387                0
                                                                                 -----------      -----------      -----------
                                                                                  68,178,290       31,792,311       24,925,795
Less: Accumulated depreciation                                                    14,608,682       13,290,104                0
                                                                                 -----------      -----------      -----------
                                                                                 $53,569,608      $18,502,207      $24,925,795
                                                                                 ===========      ===========      ===========

Note: Information is provided for all properties owned as of the end of the periods presented.  The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value and is included above at the net carrying amount.

(4) REAL ESTATE TRANSACTIONS
         On December 23, 1998, the Partnership acquired Halton Place Apartments, a 246 unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. On August 20, 1998, the Partnership purchased Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida, for $22,600,000, in another all cash transaction.

         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000, and on June 30, 1998, sold Riverbend Apartments for a contract price of $24,500,000. Both of these sales were all cash transactions. As a result of these sales, the Partnership recognized gains for financial reporting purposes of approximately $506,000 and $3,368,000, respectively.

         In January 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investments of $65,000 for the year ended December 31, 1997. In December 1997, the Partnership sold Plantation Shopping Center for $11,000,000 in an all cash transaction. In connection with the sale, the underlying mortgage note payable of $5,350,000 was retired and the Partnership recognized a gain on sale of real estate investment of $1,469,000 for the year ended December 31, 1997.

         The Partnership ceased paying scheduled debt service on the mortgage note secured by International Jewelry Center, located in Los Angeles, California, in May 1993. Title to the property was transferred to a designee of the lender on May 22, 1996. Consideration for this conveyance was $238,000, subject to the first leasehold note and deed of trust, the balance of which was $33,899,000, and the assumption by the designee of the ground lease. The Partnership recognized an extraordinary gain of $7,536,000 associated with the disposition.

         The Partnership stopped making regularly scheduled payments on the mortgage note secured by 1010 Market Street office building in May 1996. The property was sold on August 28, 1996 in a foreclosure sale. The balance of the mortgage note at the date of foreclosure was $39,564,000, which resulted in a net gain through discharge of indebtedness of $4,415,000.

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

         The following are the condensed financial statements (000's omitted) of the joint venture as of and for the period from January 1, 1997 through December 14, 1997 and the year ended December 31, 1996 (See
         Note 1):

                              BALANCE SHEETS

                                                  1997            1996
                                                  ----            ----

Investment in real estate, net                   $ ---           $19,414
Current assets                                     ---               127
Current liabilities                                ---              (313)
                                                 -------         -------
Venturers' capital                               $ ---           $19,228
                                                 =======         =======

                         STATEMENTS OF OPERATIONS

Rent and other income                            $ 4,253         $ 4,580
Real estate operating expenses                    (3,388)         (3,680)
                                                 -------         -------
Net income                                       $   865         $   900
                                                 =======         =======

On December 15, 1997, the Partnership purchased the 40% interest of the Investor for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. The assets and liabilities associated with ownership of the property are included in the consolidated balances of the Partnership at December 31, 1997. The Partnership included this investment in "real estate assets held for sale" as of December 31, 1997 on the accompanying consolidated balance sheets. The Partnership sold the property for $24,500,000 in an all cash transaction on June 30, 1998 (see also
Note 4).

(6) MORTGAGE NOTES AND OTHER LOANS PAYABLE
Mortgage notes and other loans payable consist of the following first liens:

                                                                                                             Net Carrying Amount
                                                                         Annual                                 December 31,
                       Original         Interest      Maturity         Installment     Amount Due               ------------
Property             Principal(d)         Rate          Date           Payments(e)    at Maturity         1998          1997
--------------------------------------------------------------------------------------------------------------------------------
Holiday Park (b)      $ 3,800,000        6.895%     February 2008       $  300,169     $ 3,277,785    $ 3,767,366   $ 3,517,983

Meadowwood             21,500,000        7.550%      January 2004        1,914,996      18,979,461     20,900,360    21,223,992

Cypress Key (c)        17,250,000        6.605%      January 2009        1,322,707      14,772,000     17,250,000       ---

Riverbend (a)           4,000,000       Variable       April 1998      Interest Only       ---            ---         4,000,000
                                                                                                      -----------   -----------
                                                                                                      $41,917,726   $28,741,975
                                                                                                      ===========   ===========

(a) Property was sold and the unsecured demand note was retired in April 1998.
(b) The mortgage note was refinanced in January 1998.  The previous note had an original principal balance of $3,700,000, bore interest at 9% and was to mature in March 1999.
(c) The mortgage note was financed in December 1998, with payments to begin in February 1999.
(d) The mortgages are nonrecourse to the Partnership.
(e) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $563,409 for 1999; $621,648 for 2000; $667,901 for 2001; $717,615 for 2002; $771,042 for 2003; and $38,576,111 thereafter.

(7) FEDERAL INCOME TAX INFORMATION
    A reconciliation of net income for financial reporting purposes to net income for Federal income tax reporting purposes is as follows:

                                                                                      For the Years Ended December 31,
                                                                                  1998              1997             1996
                                                                               -----------       ----------      -----------
Net income for financial reporting purposes                                    $ 3,414,258       $  399,770      $ 4,311,979
Adjustment to net gain on sales/dispositions of investments in real estate to reflect differences between tax and financial reporting bases
  of assets and liabilities disposed                                            (1,285,190)       4,437,640       23,749,150
Difference between tax and financial statement equity in net income
  or loss of joint venture                                                        (228,596)        (566,673)         200,293
Adjustment to interest expense to reflect non-deductibility of interest and amortization of discount on mortgage notes payable recognized for
  financial reporting purposes                                                      -                -             1,793,018
Difference between tax and financial statement depreciation                        927,462         (640,157)      (2,356,788)
                                                                               -----------       ----------      -----------
Net income for Federal income tax reporting purposes                           $ 2,827,934       $3,630,580      $27,697,652
                                                                               ===========       ==========      ===========

Net income (loss) per weighted average limited partnership unit for Federal income tax reporting purposes:
    Net ordinary income (loss) per unit of partnership interest                $        12       $     (285)     $    (1,032)
    Average Capital (Sec.1231) gain per unit of
      Partnership interest                                                             353              753            4,605
                                                                               -----------       ----------      -----------
                                                                               $       365       $      468      $     3,573
                                                                               ===========       ==========      ===========
Weighted average number of units of limited partnership
  interest outstanding                                                               7,753            7,753            7,753
                                                                               ===========       ==========      ===========

    As of December 31, 1998 and 1997, the tax bases of the Partnership's assets and liabilities amounted to $55,639,000 and $39,804,000 of assets, and $42,688,000 and $29,681,000 of liabilities, respectively.


(8) PROPERTY MANAGEMENT SERVICES
    Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1998, 1997 and 1996, such billings to the Partnership amounted to $610,336, $537,319, and $1,250,622, respectively, and are included in real estate operating expenses.

(9) COMMITMENTS AND CONTINGENCIES
    The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

    On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Partnership's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Partnership, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contains substantially the same allegations as those contained in the Complaint. The Partnership, as well as the other respondents, have moved to stay the arbitration to the extent it seeks to recover attorneys' fees. Those motions are sub judice. The arbitration panel of three arbitrators has been chosen and a preliminary hearing has been scheduled for April 6, 1999. The Partnership believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

(10) COMMERCIAL OPERATING LEASES
    The minimum rentals received on non-cancelable commercial operating leases for the year ended December 31, 1998 totalled $513,654. There are no minimum future rentals on non-cancelable commercial operating leases for years ending after 1998.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 1998
            Column A                        Column B                       Column C                       Column D
                                                               Initial Cost to the Registrant              Costs
                                                           --------------------------------------       Capitalized
                                                                        Buildings and                  Subsequent to
          Description                     Encumbrances        Land      Improvements        Total       Acquisition
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                      $20,900,360     $2,466,311     $19,057,859     $21,524,170     $6,034,782
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)           3,767,366        458,342       4,043,354       4,501,696        720,519
   Orlando (Cypress Key)                   17,250,000      2,260,000      20,404,725      22,664,725        104,555
  South Carolina -
   Greenville (Halton Place)                   ---         1,260,000      11,364,343      12,624,343          3,500
                                          -----------     ----------     -----------     -----------     ----------
                                          $41,917,726     $6,444,653     $54,870,281     $61,314,934     $6,863,356
                                          ===========     ==========     ===========     ===========     ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 1998

            Column A                                         Column E                         Column F

                                           Gross amount at which Carried at End of Year
                                                           (Notes a & c)
                                           --------------------------------------------     Accumulated
                                                          Buildings and                   Depreciation
          Description                           Land       Improvements        Total      (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                         $2,466,311     $25,092,641     $27,558,952     $12,870,620
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)               458,342       4,763,873       5,222,215       1,500,108
   Orlando (Cypress Key)                      2,260,000      20,509,280      22,769,280         214,271
  South Carolina -
   Greenville (Halton Place)                  1,260,000      11,367,843      12,627,843          23,683
                                             ----------     -----------     -----------     -----------
                                             $6,444,653     $61,733,637     $68,178,290     $14,608,682
                                             ==========     ===========     ===========     ===========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 1998

            Column A                    Column G     Column H        Column I

                                                                          Life on which
                                                                           Depreciation
                                                                                in
                                                                              Latest
                                                                            Statement
                                            Date of          Date          of Operations
          Description                     Construction     Acquired         is Computed
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                       1974 - 1977      May 1983       5 to 30 years
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)          1972 - 1975      Jan 1991       7 to 30 years
   Orlando (Cypress Key)                       1988         Aug 1998       7 to 40 years
  South Carolina -
   Greenville (Halton Place)                   1986         Dec 1998          40 years


    NOTES TO SCHEDULE III:
                                                                                 1998             1997              1996
                                                                                 ----             ----              ----
 (a)Reconciliation of amounts shown in Column E:
      Balance at beginning of year                                          $ 56,718,106     $ 50,635,390     $ 152,423,911
      Additions -
        Acquisitions (including cost of investment in joint venture
            reclassified to cost of Riverbend Apartments - see below)         35,305,088       20,832,762                 0
        Cost of improvements                                                   1,305,719          898,970         2,077,599

      Deductions -
        Dispositions of property                                             (25,150,623)     (15,073,204)     (103,866,120)
        Reclassification of accumulated depreciation of
             real estate asset held for sale                                           0         (575,812)                0
                                                                            ------------     ------------     -------------
      Balance at end of year                                                $ 68,178,290     $ 56,718,106     $  50,635,390
                                                                            ============     ============     =============

 (b)Reconciliation of amounts shown in Column F:
      Balance at beginning of year                                          $ 13,290,104     $ 18,278,229     $  45,560,951
      Additions -
        Depreciation expense for year                                          1,318,578        1,566,062         3,014,931

      Deductions -
        Accumulated depreciation on property disposed                                  0       (5,978,375)      (30,297,653)
        Reclassification of accumulated depreciation of
             real estate asset held for sale                                           0         (575,812)                0
                                                                            ------------     ------------     -------------
      Balance at end of year                                                $ 14,608,682     $ 13,290,104     $  18,278,229
                                                                            ============     ============     =============
 (c)Aggregate cost basis for Federal
      income tax reporting purposes                                         $ 70,781,471     $ 70,024,970     $  58,977,612
                                                                            ============     ============     =============
 (d)Accumulated depreciation for Federal
      income tax reporting purposes                                         $ 25,364,120     $ 32,460,117     $  36,899,911
                                                                            ============     ============     =============

           On December 15, 1997, the Registrant purchased the forty percent interest of its former co-venturer in
Riverbend Apartments, becoming the sole owner of the apartment community.  The cost of the forty percent interest was
$9,800,000 and included the interest in the other assets of the Venture as well as the real estate, net of the outstanding liabilities.  The balance of the Registrant's investment in joint venture, $10,958,513 was reclassified to the cost of the real estate acquired, and the entire balance was reclassified as real estate assets held for sale.
(See also the Liquidity and Capital Resources section of Management's Discussion and Analysis and Form 8-K, as
amended, filed by the Registrant in connection with the purchase.)