Form 10-Q
period 1999-03-31
SB PARTNERS
filed 1999-05-17
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d)
    of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999
                               -----------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d)
    of the Securities Exchange Act of 1934
For the transition period from --------------------- to ----------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        ------------------------------------------------------

                                  SB PARTNERS
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       13-6294787
---------------------------------                 ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

666 Fifth Avenue              N.Y., N.Y                       10103
----------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (212) 408-2900
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes     [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      [ ] Yes     [ ] No
                                 Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

         Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998  . . . . . . . . . . 1

         Consolidated Statements of Operations
            For the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Changes in Partners' Capital
            For the three months ended March 31, 1999
            and the years ended December 31, 1997 and 1998  . . . . . 3

         Consolidated Statements of Cash Flows
            For the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements . . . . . . . 5 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .  9 - 12

         Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . . .  13


Part II  Other Information  . . . . . . . . . . . . . . . . . . . .  13


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                    March 31, 1999 (Not Audited) and
      December 31, 1998 (Audited, but not covered by the report of independent public accountants)
      -------------------------------------------------------------------------------------------
                                                                  March 31,         December 31,
                                                                    1999                1998
                                                                    ----                ----

 Assets:
   Investments:
     Real estate, at cost
     Land                                                       $  6,444,653       $  6,444,653
     Buildings, furnishings and improvements                      61,992,006         61,733,637
     Less - accumulated depreciation                             (15,075,224)       (14,608,682)
                                                                ------------       ------------
                                                                  53,361,435         53,569,608

Other assets:
    Cash and cash equivalents                                      5,789,282          6,585,252
    Other                                                          1,828,797          1,933,798
                                                                ------------       ------------
          Total assets                                          $ 60,979,514       $ 62,088,658
                                                                ============       ============
Liabilities:

    Mortgage notes payable                                      $ 41,776,691       $ 41,917,726
    Accounts payable and accrued expenses                            480,888            527,122
    Tenant security deposits                                         250,970            243,173
                                                                ------------       ------------
          Total liabilities                                       42,508,549         42,688,021
                                                                ------------       ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                                18,487,018         19,416,570
    General partner - 1 unit                                         (16,053)           (15,933)
                                                                ------------       ------------
          Total partners' capital                                 18,470,965         19,400,637
                                                                ------------       ------------
          Total liabilities & partners' capital                 $ 60,979,514       $ 62,088,658
                                                                ============       ============

            The accompanying notes are an integral part of these consolidated balance sheets.


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                           ---------------------------------------------------
                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                    1999                1998
                                                                    ----                ----
Revenues:
  Rental income                                                  $2,395,849           $2,610,548
  Interest on short-term investments                                 74,163               18,624
  Other                                                              97,625              239,882
                                                                 ----------           ----------
     Total revenues                                               2,567,637            2,869,054
                                                                 ----------           ----------

Expenses:
  Real estate operating expenses                                  1,020,515            1,453,002
  Interest on mortgage notes payable                                742,899              550,503
  Depreciation and amortization                                     484,618              327,270
  Management fees                                                   177,705              270,963
  Real estate taxes                                                 235,437              209,364
  Other                                                              60,785               97,755
                                                                 ----------           ----------
     Total expenses                                               2,721,959            2,908,857
                                                                 ----------           ----------

Net loss                                                           (154,322)             (39,803)

     Loss allocated to general partner                                  (20)                  (5)
                                                                 ----------           ----------

     Loss allocated to limited partners                          $ (154,302)          $  (39,798)
                                                                 ==========           ==========

Net Loss Per Unit of Limited Partnership Interest                $   (19.90)          $    (5.13)
                                                                 ==========           ==========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding                              7,753                7,753
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


                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the three months ended March 31, 1999 (Not Audited)
                                 and for the years ended December 31, 1998 and 1997
                     (Audited, but not covered by the report of independent public accountants)
                      ------------------------------------------------------------------------


 Limited Partners:
                                             Units of
                                           Partnership
                                             Interest             Cumulative      Accumulated
                                           -----------               Cash          Earnings
                                       Number       Amount       Distributions     (Losses)            Total
                                       ------       ------       -------------   ------------          -----
Balance, December 31, 1996               7,753   $119,968,973    $(97,728,323)    $(6,637,616)     $15,603,034
  Net income for the period                  0              0               0         399,718          399,718
                                         -----   ------------    ------------     -----------      -----------
Balance, December 31, 1997               7,753    119,968,973     (97,728,323)     (6,237,898)      16,002,752
  Net income for the period                  0              0               0       3,413,818        3,413,818
                                         -----   ------------    ------------     -----------      -----------
Balance, December 31, 1998               7,753    119,968,973     (97,728,323)     (2,824,080)      19,416,570
  Net loss for the period                    0              0               0        (154,302)        (154,302)
  Cash distributions                         0              0        (775,250)              0         (775,250)
                                         -----   ------------    ------------     -----------      -----------
Balance, March 31, 1999                  7,753   $119,968,973    $(98,503,573)    $(2,978,382)     $18,487,018
                                         =====   ============    ============     ===========      ===========


 General Partner:
                                               Units of
                                             Partnership
                                               Interest             Cumulative      Accumulated
                                             -----------               Cash          Earnings
                                         Number       Amount      Distributions      (Losses)           Total
                                         ------       ------      -------------    -----------          -----
Balance, December 31, 1996                 1          $10,000        $(24,559)        $(1,866)        $(16,425)
  Net income for the period                0                0               0              52               52
                                         ----         -------        --------          -------         --------
Balance, December 31, 1997                 1           10,000         (24,559)         (1,814)         (16,373)
  Net income for the period                0                0               0             440              440
                                         ----         -------        --------         -------         --------
Balance, December 31, 1998                 1           10,000         (24,559)         (1,374)         (15,933)
  Net loss for the period                  0                0               0             (20)             (20)
  Cash distributions                       0                0            (100)              0             (100)
                                         ----         -------        --------         -------         --------
Balance, March 31, 1999                    1          $10,000        $(24,659)        $(1,394)        $(16,053)
                                         ====         =======        ========         =======         ========

                    The accompanying notes are an integral part of these consolidated statements.


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                           ---------------------------------------------------
                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                     1999                1998
                                                                     ----                ----
Cash Flows From Operating Activities:
 Net Loss                                                       $  (154,322)        $   (39,803)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                  484,618             327,270
     Decrease in other assets                                       118,034             280,882
     Decrease in other liabilities                                  (38,437)           (129,033)
                                                                -----------         -----------
     Net cash provided by operating activities                      409,893             439,316
                                                                -----------         -----------

Cash Flows Used In Investing Activities:
Capital additions to real estate owned                             (258,369)           (189,233)
                                                                -----------         -----------

Cash Flows From Financing Activities:
    Proceeds from mortgage note payable                                   0           3,800,000
    Retirement of mortgage note payable                                   0          (3,514,832)
    Principal payments on mortgage notes payable                   (141,035)            (84,970)
    Cash distributions paid to partners                            (775,350)                  0
    (Increase) decrease in deferred financing costs                 (31,109)              1,866
                                                                -----------         -----------
     Net cash provided by (used in) financing activities           (947,494)            202,064
                                                                -----------         -----------

Net increase (decrease) in cash and cash equivalents               (795,970)            452,147
   Cash and cash equivalents at beginning of period               6,585,252             549,760
                                                                -----------         -----------

   Cash and cash equivalents at end of period                   $ 5,789,282         $ 1,001,907
                                                                ===========         ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                    $   743,433         $   542,380
                                                                ===========         ===========


              The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                   -----------------------------------------

 (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership") have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

      The consolidated financial statements as of and for the three month periods ended March 31, 1999 and 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

      The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

      The significant accounting and financial reporting policies of the Partnership are as follows:
        (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
               The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to make them comparable to the current period presentation.
         (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.

         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                       Buildings and improvements     30 to 40 years
                       Furnishings                    5 to 7 years
               Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the
               accounts.   Amortization of deferred financing and refinancing
               costs is computed by amortizing the cost on a straight-line basis over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost on a straight-line basis over the term of the related lease.
         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less to be cash equivalents.

(2) INVESTMENTS IN REAL ESTATE
         As of March 31, 1999 and December 31, 1998, the Partnership owned apartment projects in Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of March 31, 1999 and December 31, 1998:

                                                                      Real Estate at Cost
                          No.of    Year of                            -------------------
Type                      Prop.  Acquisition    Description         3/31/99         12/31/98
----                      -----  -----------    -----------         -------         --------
Residential properties     4      1983-98     1,544 Apt. Units    $68,392,272      $68,133,903
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                  -----------      -----------
                                                                   68,436,659       68,178,290
Less: Accumulated depreciation                                    (15,075,224)     (14,608,682)
                                                                  -----------      -----------
                                                                  $53,361,435      $53,569,608
                                                                  ===========      ===========

Note: Information is provided for all properties owned as of the end of the periods presented.

(3) REAL ESTATE TRANSACTIONS
         On December 23, 1998, the Partnership acquired Halton Place Apartments, a 246 unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. On August 20, 1998, the Partnership purchased Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida, for $22,600,000, also in an all cash transaction.

         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000, and on June 30, 1998, sold Riverbend Apartments for a contract price of $24,500,000. Both of these sales were all cash transactions. As a result of these sales, the Partnership recognized gains for financial reporting purposes of approximately $506,000 and $3,368,000, respectively, for the year ended December 31, 1998.


(4) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following first liens:

                                                                            Net Carrying Amount
                                            Annual                       March 31,    December 31,
                Interest    Maturity     Installment      Amount Due     ---------    ------------
Property          Rate        Date       Payments(b)     at Maturity        1999           1998
--------------------------------------------------------------------------------------------------
Holiday Park       6.895%     2/08       $  300,169      $ 3,277,785     $ 3,757,205   $ 3,767,366

Meadow Wood         7.55%     1/04        1,914,996       18,979,461      20,815,575    20,900,360

Cypress Key (a)    6.605%     1/09        1,322,707       14,772,418      17,203,911    17,250,000
                                                                         -----------   -----------
                                                                         $41,776,691   $41,917,726
                                                                         ===========   ===========

(a) Mortgage note was financed in December 1998, and payments began in February 1999.
(b) Annual installment payments include principal and interest.

 (5) DISTRIBUTIONS
    In March 1999, the Partnership paid a cash distribution of $100 per weighted average unit outstanding, which totalled $775,350 based on 7,753.5 weighted average number of units outstanding.

 (6) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

         On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Partnership's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Partnership, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contains substantially the same allegations as those contained in the Complaint. The Partnership, as well as the other respondents, have moved to stay the arbitration to the extent it seeks to recover attorneys' fees. Those motions are sub judice. The arbitration panel of three arbitrators was chosen and a preliminary hearing was held on May 6, 1999. The Partnership believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
              ---------------------------------------------------
General
-------
     The consolidated financial statements as of and for the three month period ended March 31, 1999 reflect the operations of four residential garden apartment properties. The financial statements as of and for the three month period ended March 31, 1998 reflect the operations of one office property and three residential garden apartment properties.

     Total revenues for the three months ended March 31, 1999 decreased $301,000 to approximately $2,568,000 from approximately $2,869,000 for the three months ended March 31, 1998. Net loss for the three months ended March 31, 1999 increased $114,000 to approximately $154,000 from approximately $40,000 for the three months ended March 31, 1998.

     The decrease in total revenues and increase in net loss are attributable mainly to the change in composition of the portfolio from 1998 to 1999. In April 1998, the Registrant sold Cherry Hill Office Center. Several weeks later, the sale of Riverbend Apartments was completed. The Registrant then began to rebuild the portfolio by purchasing Cypress Key Apartments in August. By placing a mortgage note on this new acquisition, the Registrant was able use the proceeds of the mortgage to add Halton Place Apartments to the portfolio in December, 1998. Please see Forms 8-K, as amended, filed in connection with these transactions.

     The consolidated statement of operations for the three month period ended March 31, 1998 includes $382,000 of revenues and $198,000 of operating expenses from Cherry Hill Office Center. Revenues from Riverbend Apartments totalled $1,131,000, while expenses incurred during the period totalled $635,000. Since the office center and apartments were both classified as real estate assets held for sale, no depreciation was recorded for these properties in 1998. As both Cypress Key Apartments and Halton Place Apartments were purchased later in the year, the financial statements as of and for the three months ended March 31, 1998 do not reflect any activity for these two investments.

     For the three months ended March 31, 1999, there are no revenues or related expenses from the assets which were sold, Cherry Hill Office Center and Riverbend Apartments. However, the statement of operations for the current year includes $686,000 of revenues from Cypress Key Apartments, and $417,000 of revenues from Halton Place Apartments. Operating expenses for Cypress Key Apartments and Halton Place Apartments totalled $277,000 and $136,000, respectively. In addition, $131,000 and $71,000 of depreciation expense was recorded for these properties. For additional analyses, please refer to the discussions of the individual properties below.

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

Year 2000 Compliance
--------------------
     The Registrant has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (referred to as the "Year 2000 Problem"). The primary software packages used by the Registrant are designed by outside vendors who have represented that the software is generally Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in the year 2000 or beyond). The Registrant expects to have any required software modifications implemented by the end of the third quarter of 1999. Furthermore, the Registrant expects that the cost to remediate Year 2000 technology issues will be minimal. Although there can be no assurances, at the present time the Registrant does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Registrant or the results of its operations. The Registrant could be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as disruptions of communication systems or overall economic dislocation. For example, the Registrant's activities could be disrupted if banks, as a result of the Year 2000 Problem, are unable to effect transactions in the normal course of business. At the present time, the Registrant does not believe it is possible to measure the effect of potential complications. The Registrant will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.


Liquidity and Capital Resources
-------------------------------
     As of March 31, 1999, the Registrant had cash and cash equivalents of $5,789,000 in addition to $1,091,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $566,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1998. Total cash and cash equivalents decreased primarily as a result of cash distributions amounting to $775,350, paid in March 1999 to Unitholders of record on December 31, 1998. The decrease in cash, cash equivalents, and deposits held in escrow was offset partially by the collection in full of a miscellaneous receivable of $254,000.

     Debt at March 31, 1999, consisted of approximately $41,777,000 of nonrecourse first mortgage notes payable secured by three apartment properties owned by the Registrant (see Note 4 to the Financial Statements). Scheduled maturities through monthly payments of principal and interest will be approximately $422,000 for the remainder of 1999. Terms of the mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on mortgage notes payable.

     Halton Place is currently unencumbered, however, a mortgage note may be placed on the property with the proceeds used to continue the expansion of the portfolio through the acquisition of additional investments in real estate properties. Investigations of appropriate new acquisitions are underway.

     Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business. In view of the low rate of inflation, its impact on the Registrant's business has not been significant.

     The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.


Holiday Park Apartments
-----------------------

     Total revenues for the three months ended March 31, 1999 decreased $8,000 to $303,000 from $311,000 for the three months ended March 31, 1998. Net income after depreciation and mortgage interest expense for the three months ended March 31, 1999, increased $66,000 to net income of $30,000 from a net loss of $36,000 for the three months ended March 31, 1998.

     The decrease in total revenues is due primarily to a decrease in average occupancy of 3.8%, to 93.5% from 97.3% for the period a year earlier. This reduced revenues $17,000, and an increase in tenant concessions lowered revenues $2,000. These decreases were partially offset by increases in rental rates charged at the property which added $12,000 to the revenues for the period. The increase in net income is primarily a result of lower operating costs and reduced debt service costs. Operating expenses decreased $13,000, due primarily to decreased repairs and maintenance costs of $10,000 and lower payroll costs of $4,000. Certain nonrecurring costs for repairs made during the first quarter of 1998, such as the installation of new signs and repairs to the elevators, did not need to be made in the current year. In addition, a nonrecurring adjustment for workers compensation insurance recorded in the first quarter of 1998 was not repeated in the current year. Interest expense for the first three months of 1999 was $9,000 less than the expense recorded for the same period in the prior year as a result of refinancing the mortgage note at a lower interest rate. Amortization of costs associated with the financing of the loan encumbering the property decreased $45,000. In 1998, a one-time charge against earnings of $43,000 was recorded to write-off the unamortized costs associated with the loan that was retired.

Meadow Wood Apartments
----------------------

     Total revenues for the three months ended March 31, 1999 increased $60,000 to $1,086,000 from $1,026,000 for the three months ended March 31, 1998. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 1999 decreased $85,000 to $22,000 from $107,000 for the three months ended March 31, 1998.

     The increase in revenues is primarily the result of an increase in average occupancy at the property of approximately 4.7%, to 88.7% for the three months ended March 31, 1999 from 84% in the comparable period a year earlier. The higher average occupancy increased revenues $59,000, while fewer tenant concessions increased revenues $20,000. These increases in revenues were offset partially by reduced miscellaneous income which decreased revenues $6,000, coupled with a modest decrease in rental rates charged at the property which lowered revenues $13,000. The decrease in net loss is due primarily to the increase in revenues, and decreases in property operating costs, primarily a decrease in repairs and maintenance costs of $26,000. For the three-month period ended March 31, 1998, repairs and maintenance costs were impacted by the increased costs associated with higher turnover of tenants at the property. As occupancy at the property begins to stabilize, there has been a corresponding decrease in costs associated with the turnover of tenants.

Cypress Key Apartments
-----------------------

     On August 20, 1998, the Registrant purchased Cypress Key Apartments, a 360 unit apartment community located in Orlando, Florida, for $22,600,000 in an all cash transaction. (Refer also to Footnote 3 of the Financial Statements).

     Total revenues for the three month period ended March 31, 1999 were $686,000. Net loss after depreciation and mortgage interest expense was $118,000. Average occupancy for the period was 85.6%. Certain leases entered into by the former owner were not up to the standards employed by the Registrant and were not renewed. This caused a temporary increase in the vacancy rate at the property, however, future occupancy rates are expected to exceed 90%.

Halton Place Apartments
-----------------------

     On December 23, 1998, the Registrant purchased Halton Place Apartments, a 246 unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. (Refer also to Footnote 3 of the Financial Statements). At the present time, there is no mortgage note on this property.

Total revenues for the three month period ended March 31, 1999 were $417,000. Net income after depreciation expense was $172,000. Average occupancy for the period was 93.3%. Since acquisition, occupancy has been steady; however, changes in the resident profile are being made as new applicants are screened. In the first quarter of the year, lighting conversions were made throughout the property and landscaping was improved by clearing out some trees. During the rest of the year, other projects are planned to improve curb appeal in order to maintain market share.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
              ---------------------------------------------------

                                 Not Applicable



                          PART II - OTHER INFORMATION



         ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                                  (a)     Exhibits
                                          (27) Financial Data Schedule

                                  (b)     Reports on Form 8-K
                                          On January 7, 1999, the Registrant
                                          filed Form 8-K to report the purchase
                                          on December 23, 1998, of Halton Place
                                          Apartments. On March 8, 1999, the
                                          Registrant filed form 8-K/A to amend
                                          this filing to include the requisite
                                          financial statements.

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner




Dated: May 17, 1999                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 17, 1999                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: May 17, 1999                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen  III
                                        Vice President
                                       (Principal Accounting Officer)