Form 10-Q
period 1999-06-30
SB PARTNERS
filed 1999-08-16
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d)
   of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
                               -----------------------------------------
                                       or
[] Transition Report Pursuant to Section 13 or 15(d)
   of the Securities Exchange Act of 1934
For the transition period from ---------------------to------------------

(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number: 0-8952
                        ------------------------------------------------

                                SB PARTNERS
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     13-6294787
--------------------------------             ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification Number)



666 Fifth Avenue             N.Y., N.Y.                  10103
---------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

                             (212) 408-2900
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)


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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

    Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998  . . . . . . . . . . . .  1

    Consolidated Statements of Operations
         For the three and six months ended June 30, 1999 and 1998  .  2

    Consolidated Statements of Changes in Partners' Capital
         For the six months ended June 30, 1999
         and the years ended December 31, 1998 and 1997 . . . . . . .  3

    Consolidated Statements of Cash Flows
         For the six months ended June 30, 1999 and 1998  . . . . . .  4

    Notes to Consolidated Financial Statements  . . . . . . . . .  5 - 9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . .  10   15

    Quantitative and Qualitative Disclosures About Market Risk  . . . 16


Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . 16



                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                     June 30, 1999 (Not Audited) and
      December 31, 1998 (Audited, but not covered by the report of independent public accountants)
      --------------------------------------------------------------------------------------------
                                                                  June 30,          December 31,
                                                                    1999                1998
                                                               ------------        ------------
 Assets:
   Investments:
     Real estate, at cost
     Land                                                      $  6,444,653        $  6,444,653
     Buildings, furnishings and improvements                     62,728,853          61,733,637
     Less - accumulated depreciation                            (15,568,772)        (14,608,682)
                                                                 -----------       ------------
                                                                 53,604,734          53,569,608

   Other assets:
     Cash and cash equivalents                                    5,178,155           6,585,252
     Other                                                        1,971,905           1,933,798
                                                               ------------        ------------
         Total assets                                          $ 60,754,794        $ 62,088,658
                                                               ============        ============
 Liabilities:

   Mortgage notes payable                                      $ 41,633,103        $ 41,917,726
   Accounts payable and accrued expenses                            636,322             527,122
   Tenant security deposits                                         250,235             243,173
                                                               ------------        ------------
          Total liabilities                                      42,519,660          42,688,021
                                                               ------------        ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                               18,251,217          19,416,570
    General partner - 1 unit                                        (16,083)            (15,933)
                                                               ------------        ------------
          Total partners' capital                                18,235,134          19,400,637
                                                               ------------        ------------
          Total liabilities & partners' capital                $ 60,754,794        $ 62,088,658
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

                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                                 ---------------------------------------------------
                                                                For The Three Months           For The Six Months
                                                                   Ended June 30,                Ended June 30,
                                                              -------------------------     -------------------------
                                                                 1999           1998           1999           1998
                                                              ----------     ----------     ----------     ----------
Revenues:
  Rental income                                              $2,415,272     $2,322,448     $4,811,121     $4,932,996
  Interest on short-term investments                             63,167         25,920        137,330         44,544
  Other                                                         132,058        232,951        229,683        472,833
                                                             ----------     ----------     ----------     ----------
    Total revenues                                            2,610,497      2,581,319      5,178,134      5,450,373
                                                             ----------     ----------     ----------     ----------
 Expenses:
  Real estate operating expenses                              1,076,964      1,397,973      2,097,479      2,850,975
  Interest on mortgage notes payable                            740,338        483,081      1,483,237      1,033,584
  Depreciation and amortization                                 511,623        284,120        996,241        611,390
  Real estate taxes                                             239,553        173,096        474,990        382,460
  Management fees                                               181,358        103,333        359,063        374,296
  Other                                                          96,492         47,571        157,277        145,326
                                                             ----------     ----------     ----------     ----------
    Total expenses                                            2,846,328      2,489,174      5,568,287      5,398,031
                                                             ----------     ----------     ----------     ----------
      Income (loss) from operations                            (235,831)        92,145       (390,153)        52,342

Gain on sale of investments in real estate                            0      3,873,733              0      3,873,733
                                                             ----------     ----------     ----------     ----------
 Net income (loss)                                            (235,831)      3,965,878       (390,153)     3,926,075

      Income (loss) allocated to general partner                   (30)            511            (50)           506
                                                             ----------     ----------     ----------     ----------
      Income (loss) allocated to limited partners            $ (235,801)    $3,965,367     $ (390,103)    $3,925,569
                                                             ==========     ==========     ==========     ==========

 Net income (loss) per unit of limited partnership interest  $   (30.42)    $   511.46     $   (50.32)    $   506.33
                                                             ==========     ==========     ==========     ==========
     Weighted average number of units of limited
        partnership interest outstanding                          7,753          7,753          7,753          7,753
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

                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              For the six months ended June 30, 1999 (Not Audited) and
for the years ended December 31, 1998 and 1997 (Audited, but not covered by the report of independent public accountants)
------------------------------------------------------------------------------------------------------------------------

Limited Partners:
                                             Units of
                                           Partnership
                                             Interest             Cumulative      Accumulated
                                           -----------               Cash          Earnings
                                       Number       Amount       Distributions     (Losses)            Total
                                       ------       ------       -------------    -----------          -----

 Balance, December 31, 1996             7,753    $119,968,973    $(97,728,323)    $(6,637,616)     $15,603,034
  Net income for the period                 0               0               0         399,718          399,718
                                        -----    ------------    ------------     -----------      -----------
Balance, December 31, 1997              7,753     119,968,973     (97,728,323)     (6,237,898)      16,002,752
  Net income for the period                 0               0               0       3,413,818        3,413,818
                                        -----    ------------    ------------     -----------      -----------
Balance, December 31, 1998              7,753     119,968,973     (97,728,323)     (2,824,080)      19,416,570
  Net loss for the period                   0               0               0        (390,103)        (390,103)
  Cash distributions                        0               0        (775,250)              0         (775,250)
                                        -----    ------------    ------------    ------------      -----------
Balance, June 30, 1999                  7,753    $119,968,973    $(98,503,573)   $ (3,214,183)     $18,251,217
                                        =====    ============    ============    ============      ===========


 General Partner:
                                             Units of
                                           Partnership            Cumulative      Accumulated
                                             Interest                Cash          Earnings
                                       Number       Amount       Distributions     (Losses)            Total
                                       ------       ------       -------------   ------------        ---------
Balance, December 31, 1996                 1          $10,000        $(24,559)       $(1,866)         $(16,425)
  Net income for the period                0                0               0             52                52
                                         -----        -------        --------        -------          --------
Balance, December 31, 1997                 1           10,000         (24,559)        (1,814)          (16,373)
  Net income for the period                0                0               0            440               440
                                         -----        -------        --------        -------          --------
Balance, December 31, 1998                 1           10,000         (24,559)        (1,374)          (15,933)
  Net loss for the period                  0                0               0            (50)              (50)
  Cash distributions                       0                0            (100)             0              (100)
                                        ------        -------        --------        -------          --------
Balance, June 30, 1999                     1          $10,000        $(24,659)       $(1,424)         $(16,083)
                                        ======        =======        ========        =======          ========


                    The accompanying notes are an integral part of these consolidated statements.


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                           ---------------------------------------------------
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                     1999               1998
                                                                  -----------        ----------
Cash Flows From Operating Activities:
 Net income (loss)                                               $  (390,153)       $ 3,926,075
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of investments in real estate                             0         (3,873,733)
    Depreciation and amortization                                    996,241            611,390
    (Increase) decrease in other assets                              (43,149)           217,327
    Increase (decrease) in other liabilities                         116,262           (410,999)
                                                                 -----------        -----------
     Net cash provided by operating activities                       679,201            470,060
                                                                 -----------        -----------

 Cash Flows From Investing Activities:
    Proceeds from sales of investments in real estate                      0         29,210,371
    Capital additions to real estate owned                          (995,216)          (710,655)
                                                                 -----------        -----------
     Net cash provided by (used in) investing activities            (995,216)        28,499,716
                                                                 -----------        -----------

 Cash Flows From Financing Activities:
    Proceeds from mortgage note payable                                    0          3,800,000
    Retirement of mortgage note and other loans payable                    0         (7,514,832)
    Cash distributions paid to partners                             (775,350)                 0
    Principal payments on mortgage notes payable                    (284,623)          (174,752)
    Increase in deferred financing costs                             (31,109)            (3,984)
                                                                 -----------        -----------
     Net cash used in financing activities                        (1,091,082)        (3,893,568)
                                                                 -----------        -----------
 Net increase (decrease) in cash and cash equivalents             (1,407,097)        25,076,208
   Cash and cash equivalents at beginning of period                6,585,252            549,760
                                                                 -----------        -----------
   Cash and cash equivalents at end of period                    $ 5,178,155        $25,625,968
                                                                 ===========        ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                     $ 1,484,314        $ 1,052,361
                                                                 ===========        ===========


              The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                      FOR THE PERIODS ENDED JUNE 30, 1999
                      -----------------------------------

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

      The consolidated financial statements as of and for the three and six month periods ended June 30, 1999 and 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of
      operations and cash flows for the interim periods.   Certain information
      and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

      The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

      (b) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
      (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                     Buildings and improvements     30 to 40 years
                     Furnishings                    5 to 7 years
             Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized.
             Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the term of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost on a straight-line basis over the term of the related lease.
      (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
      (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
      (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less to be cash equivalents.

(2) INVESTMENTS IN REAL ESTATE
         As of June 30, 1999 and December 31, 1998, the Partnership owned apartment projects in Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. Following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of June 30, 1999 and December 31, 1998:

                                                                      Real Estate at Cost
                          No.of    Year of                            -------------------
Type                      Prop.  Acquisition    Description         6/30/99         12/31/98
----                      -----  -----------    -----------         -------         --------
Residential properties     4      1983-98     1,544 Apt. Units    $ 69,129,119      $ 68,133,903
Undeveloped land           1      1978        13.9 Acres                44,387            44,387
                                                                  ------------      ------------
                                                                    69,173,506        68,178,290
Less: Accumulated depreciation                                     (15,568,772)      (14,608,682)
                                                                  ------------      ------------
                                                                  $ 53,604,734      $ 53,569,608
                                                                  ============      ============

Note: Information is provided for all properties owned as of the end of the periods presented.



(3) REAL ESTATE TRANSACTIONS
         On December 23, 1998, the Partnership acquired Halton Place Apartments, a 246-unit apartment community located in Greenville, South Carolina for $12,600,000 in an all cash transaction. On August 20, 1998, the Partnership purchased Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $22,600,000, also in an all cash transaction.

         On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000, and on June 30, 1998, sold Riverbend Apartments for a contract price of $24,500,000. Both of these sales were all cash transactions. As a result of these sales, the Partnership recognized gains for financial reporting purposes of approximately $506,000 and $3,368,000, respectively, for the three and six months ended June 30, 1998.

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

         On December 15, 1997, the Partnership purchased the 40% interest of the Investor for $9,800,000 through a wholly-owned limited liability company, and effectively became the sole owner of the property. All items of income and expense of the property are included in the consolidated statements of income of the Registrant for the three and six months ended June 30, 1998. The Partnership sold Riverbend Apartments on June 30, 1998 (see Note 3).


(5) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following first liens:

                                                                              Net Carrying Amount
                                          Annual                          June 30,      December 31,
                 Interest   Maturity    Installment     Amount Due        --------      ------------
Property           Rate       Date     Payments (b)     at Maturity         1999            1998
----------------------------------------------------------------------------------------------------
Holiday Park       6.895%     2/08      $  300,169      $ 3,277,785      $ 3,746,869     $ 3,767,366

Meadow Wood         7.55%     1/04       1,914,996       18,979,461       20,729,178      20,900,360

Cypress Key (a)    6.605%     1/09       1,322,707       14,772,418       17,157,056      17,250,000
                                                                         -----------     -----------
                                                                         $41,633,103     $41,917,726
                                                                         ===========     ===========

(a) Mortgage note was secured in December 1998, and payments began in February 1999.
(b) Annual installment payments include principal and interest.



(6) DISTRIBUTION
         In March 1999, the Partnership paid a cash distribution of $100 per weighted average unit outstanding which totaled $775,350 based on 7,753.5 weighted average number of units outstanding.

(7) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

         On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Partnership and its General Partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the General Partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Partnership's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Partnership, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contains substantially the same allegations as those contained in the Complaint. The Partnership, as well as the other respondents, have moved to stay the arbitration to the extent it seeks to recover attorneys' fees. Those motions are sub judice. The arbitration panel of three arbitrators was chosen and a preliminary hearing was held on May 6, 1999. On July 30, 1999, the Partnership and the other respondents to the arbitration filed a motion for summary judgment seeking the dismissal of all claims, which is subject to further briefing in August and September. The Partnership believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
           ----------------------------------------------------------

General
-------

         The consolidated financial statements as of and for the three and six month period ended June 30, 1999 reflect the operations of four residential garden apartment properties. The financial statements for the three months ended June 30,1998 reflect the operations of three residential garden apartment properties. The financial statements for the six months ended June 30, 1998 reflect the operations of one office property and three residential garden apartment properties.

         Total revenues for the three months ended June 30, 1999 increased $29,000 to approximately $2,610,000 from approximately $2,581,000 for the three months ended June 30, 1998. The net loss of approximately $236,000 for the three months ended June 30,1999 was $4,202,000 lower than the net income of approximately $3,966,000 for the three months ended June 30, 1998.

         Total revenues for the six months ended June 30, 1999 decreased $272,000 to approximately $5,178,000 from approximately $5,450,000 for the six
months ended June 30, 1998.   The net loss of approximately $390,000 for the
six months ended June 30,1999 was $4,316,000 lower than the net income of approximately $3,926,000 for the six months ended June 30, 1998.

         The changes in total revenues and net losses are attributable mainly to the change in composition of the portfolio from 1998 to 1999. As mentioned in Footnote 3 to the financial statements, the Registrant sold Cherry Hill Office Center in April 1998, and Riverbend Apartments in June 1998. The Registrant then began to rebuild the portfolio by purchasing Cypress Key Apartments in August. By placing a mortgage note on this new acquisition, the Registrant was able to use the proceeds of the mortgage to add Halton Place Apartments to the portfolio in December, 1998. Please see Forms 8-K, as amended, filed in connection with these transactions. Included in net income for the six months ended June 30, 1998, is a net gain on sale of investments in real estate of approximately $3,874,000, with $506,000 a result of the sale of Cherry Hill Office Center and $3,368,000 from the sale of Riverbend Apartments.

         The three and six months ended June 30, 1998 include revenues of $1,152,000 and $2,282,000, respectively, from Riverbend Apartments and $35,000 and $417,000, respectively, from Cherry Hill Office Center. Operating expenses for the three and six months ended June 30, 1998 totaled $742,000 and $1,377,000, respectively, for Riverbend Apartments, and $52,000 and $250,000, respectively, for Cherry Hill Office Center. As these properties were sold in 1998, no revenues or expenses are attributable to these two properties for the three and six month periods ended June 30, 1999.

         The statement of operations for the three and six months ended June 30, 1999 include $715,000 and $1,401,000, respectively, of revenues from Cypress Key Apartments, and $404,000 and $821,000, respectively, of revenues from Halton Place Apartments. Operating expenses for the three and six months ended June 30, 1999 totaled $268,000 and $545,000, respectively, for Cypress Key Apartments, and $167,000 and $303,000, respectively, for Halton Place Apartments. In addition, depreciation expense recorded for the three and six month periods in 1999 include $133,000 and $264,000, respectively, for Cypress Key Apartments and $71,000 and $142,000, respectively, for Halton Place Apartments. For additional analysis, please refer to the discussions of the individual properties below.

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


Year 2000 Compliance
--------------------

         The Registrant has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (referred to as the "Year 2000 Problem"). The primary software packages used by the Registrant are designed by outside vendors who have represented that the software is generally Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in the year 2000 or beyond). The Registrant has implemented required software modifications for software which is known to be noncompliant and is testing those modifications for compliance. It is the intention of the Registrant to have testing completed by mid-fourth quarter, 1999. Furthermore, the Registrant expects that the cost to remediate Year 2000 technology issues will be minimal. Although there can be no assurances, at the present time the Registrant does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Registrant or the results of its operations. The Registrant could be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as disruptions of communication systems or overall economic dislocation. For example, the Registrant's activities could be disrupted if banks, as a result of the Year 2000 Problem, are unable to effect transactions in the normal course of business. At the present time, the Registrant does not believe it is possible to measure the effect of potential complications. The Registrant will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 1999, the Registrant had cash and cash equivalents of $5,178,000 in addition to $1,266,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $1,002,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1998. Cash provided by operating activities for the six months ended June 30, 1999 amounted to approximately $679,000. Cash and cash equivalents were reduced by cash distributions amounting to $775,350, paid in March 1999 to Unitholders of record on December 31, 1998. In addition, approximately $995,000 was invested in capital additions to the properties during the six months ended June 30, 1999. Further offsets include principal payments on mortgage notes payable of approximately $285,000.

         Debt at June 30, 1999, consisted of approximately $41,633,000 of nonrecourse first mortgage notes payable secured by three apartment properties owned by the Registrant (See Note 5 to the Financial Statements). Scheduled maturities through monthly payments of principal and interest will be approximately $294,000 for the remainder of 1999. Terms of the mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on mortgage notes payable.

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

Holiday Park Apartments
-----------------------

         Total revenues for the three months ended June 30, 1999 decreased $9,000 to $307,000 from $316,000 for the three months ended June 30, 1998. Net income after depreciation and mortgage interest expense for the three months ended June 30,1999 decreased $5,000 to $29,000 from $34,000 for the three months ended June 30, 1998. The decline in total revenues is due primarily to a decrease in average occupancy of 5.0%, to 92.1% from 97.1% for the period a year earlier, which reduced revenues by $18,000. This decrease was partially offset by an increase in rental rates charged at the property which added $9,000 to the revenues for the period. The decrease in net income is due primarily to the decrease in revenues, partially offset by decreases in operating expenses, primarily a decrease in depreciation expense of $6,000.

         Total revenues for the six months ended June 30, 1999 decreased $18,000 to $610,000 from $628,000 for the six months ended June 30, 1998. Net income after depreciation and mortgage interest expense for the six month period ended June 30,1999 increased $61,000 to net income of $59,000 from a net loss of $2,000 for the six months ended June 30, 1998. The decrease in revenues was primarily due to lower occupancy, which reduced revenues by $35,000, while tenant concessions increased $3,000 and miscellaneous other income decreased approximately $2,000. These reductions in revenues were partially offset by an increase in rental rates implemented at the property which increased revenues $22,000. The decrease in occupancy is due to low interest rates available to consumers which make homebuying a viable alternative to apartment living. The majority of move out notices that Holiday Park has received of late are due to home purchases. Holiday Park has increased outside marketing and advertising in an effort to reverse this occupancy trend. The increase in net income is a result of lower operating costs and reduced debt service costs. Operating expenses decreased $12,000, due primarily to decreases in repairs and maintenance costs of $8,000 and payroll costs of $4,000. Certain non-recurring costs for repairs made during the first half of 1998, such as the installation of new signs and repairs to the elevators, did not need to be made in the current year. In addition, a non-recurring adjustment for workers compensation insurance recorded in 1998 was not repeated in the current year. Interest expense for the period decreased $10,000 from the prior period as a result of refinancing the mortgage note at a lower interest rate during 1998. Furthermore, amortization of costs associated with the financing of the loan encumbering the property decreased $46,000. In 1998, a one-time charge against earnings of $43,000 was recorded to write off the unamortized costs associated with the loan that was retired.

Meadow Wood Apartments
----------------------

         Total revenues for the three months ended June 30, 1999 increased $67,000 to $1,119,000 from $1,052,000 for the three months ended June 30, 1998.
Net loss after depreciation and mortgage interest expense for the three months ended June 30,1999 increased $7,000 to $40,000 from $33,000 for the three months ended June 30, 1998. The increase in revenues is due primarily to an increase in average occupancy of 7.7% to 91.0% from 83.3% for the same period a year earlier, which increased revenues $91,000. This was offset by a modest decrease in rental rates charged at the property which lowered revenues $10,000, and an increase of $14,000 in tenant concessions. The increase in net loss is due primarily to increases in expenses totaling $73,000 which were necessary to keep pace with the improved occupancy, including approximately $54,000 in repairs and maintenance and apartment turnover costs. Depreciation expense has also increased approximately $25,000 during the second quarter of 1999 compared to the same period in 1998, as the capital improvement program implemented in 1998 was completed and the depreciation period of these upgrades has begun.

         Total revenues for the six months ended June 30,1999 increased $128,000 to $2,206,000 from $2,078,000 for the six months ended June 30, 1998.
Net loss after depreciation and mortgage interest expense decreased $78,000 to $62,000 from $140,000 for the six months ended June 30, 1998. The higher revenues are primarily the result of the increase in average occupancy of 9.3% to 92.7% from 83.4% for the same period last year. The greater average occupancy increased revenues $150,000, and a reduction in tenant concessions increased revenues $5,000; however, a decrease in rental rates charged at the property lowered revenues $23,000 and reduced miscellaneous income decreased revenues $4,000. The decrease in the net loss for the period is due primarily to the higher rental revenue, partially offset by a net increase in total expenses of $50,000. Depreciation expense increased approximately $25,000, repairs and maintenance increased approximately $18,000, both as discussed above, and payroll expense rose approximately $8,000 from the comparable period in 1998.

Cypress Key Apartments
----------------------

         On August 20, 1998, the Registrant purchased Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $22,600,000 in an all cash transaction. Please see Form 8-K, as amended, filed in connection with this transaction. (Refer also to Footnote 3 of the Financial Statements).

         Total revenues for the three months ended June 30, 1999 were $715,000. Net loss after depreciation and mortgage interest expense was $84,000. Total revenues for the six month period ended June 30, 1999 were $1,401,000. Net loss after depreciation and mortgage interest expense was $202,000. Average occupancy for the six month period was 88.6%. Certain leases entered into by the former owner were not up to the standards employed by the Registrant and were not renewed. This caused a temporary increase in the vacancy rate at the property in the early part of the year. However, for the three months ended June 30, 1999, the average occupancy was 91.5%. Future occupancy rates are expected to remain above 90%.


Halton Place Apartments
-----------------------

         On December 23, 1998, the Registrant purchased Halton Place Apartments, a 246-unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. Please see Form 8-K, as amended, filed in connection with this transaction. (Refer also to Footnote 3 of the Financial Statements). At the present time, there is no mortgage note on this property.

         Total revenues for the three months ended June 30, 1999 were 404,000. Net income after depreciation expense was $127,000. Total revenues for the six month period ended June 30, 1999 were $821,000. Net income after depreciation expense was $299,000. Average occupancy for the three and six month periods was 91.5% and 89.6%, respectively. Since acquisition, occupancy has been steady; however, changes in the resident profile are being made as new applicants are screened. In the first quarter of the year, lighting conversions were made throughout the property and landscaping was improved by clearing out some trees. In the second quarter of the year, work to improve the tennis courts was completed. During the rest of the year, other projects are planned to improve curb appeal and maintain market share.

                ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                ------------------------------------------------

                                 Not Applicable



                          PART II - OTHER INFORMATION




         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------


                    (a)   Exhibits
                           (27) Financial Data Schedule

                    (b)   Reports on Form 8-K
                             None.

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






                                       SB PARTNERS
                                       -----------------------------------
                                       (Registrant)



                                    By:SB PARTNERS REAL ESTATE CORPORATION
                                       -----------------------------------
                                       General Partner







Dated: August 16, 1999                    By:/s/ John H. Streicker
                                             -----------------------------
                                             John H. Streicker
                                             President



Dated: August 16, 1999                    By:/s/ Elizabeth B. Longo
                                             -----------------------------
                                             Elizabeth B. Longo
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Dated: August 16, 1999                    By:/s/ George N. Tietjen
                                             -----------------------------
                                             George N. Tietjen  III
                                             Vice President
                                             (Principal Accounting Officer)