Form 10-Q
period 1999-09-30
SB PARTNERS
filed 1999-11-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d)
   of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------------------------------
                                       or
[] Transition Report Pursuant to Section 13 or 15(d)
   of the Securities Exchange Act of 1934
For the transition period from ---------------------to-------------------

(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number: 0-8952
                       --------------------------------------------------

                                  SB PARTNERS
-------------------------------------------------------------------------
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

                                 (212) 408-2900
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                  SB PARTNERS

                                     INDEX



Part I   Financial Information

    Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998 . . . . . . . . . .  1

    Consolidated Statements of Operations
         For the three and nine months ended September 30, 1999
         and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .  2

    Consolidated Statements of Changes in Partners' Capital
         For the nine months ended September 30, 1999
         and the years ended December 31, 1998 and 1997 . . . . . . .  3

    Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1999 and 1998  . . .  4

    Notes to Consolidated Financial Statements  . . . . . . . . .  5 - 9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . .  10   16

    Quantitative and Qualitative Disclosures About Market Risk  . . . 17


Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . 17


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                  September 30, 1999 (Not Audited) and
      December 31, 1998 (Audited, but not covered by the report of independent public accountants)
       -------------------------------------------------------------------------------------------
                                                                September 30,       December 31,
                                                                    1999                1998
                                                               ------------        ------------
 Assets:
   Investments:
     Real estate, at cost
     Land                                                      $  7,777,153        $  6,444,653
     Buildings, furnishings and improvements                     75,228,260          61,733,637
     Less - accumulated depreciation                            (16,052,724)        (14,608,682)
                                                               ------------        ------------
                                                                 66,952,689          53,569,608

   Other assets:
     Cash and cash equivalents                                    1,630,129           6,585,252
     Other                                                        2,534,709           1,933,798
                                                               ------------        ------------
         Total assets                                          $ 71,117,527        $ 62,088,658
                                                               ============        ============
 Liabilities:

   Mortgage notes payable                                      $ 51,789,918        $ 41,917,726
   Accounts payable and accrued expenses                            919,080             527,122
   Tenant security deposits                                         312,005             243,173
                                                               ------------        ------------
          Total liabilities                                      53,021,003          42,688,021
                                                               ------------        ------------

 Partners' Capital:
 Units of partnership interest without par value;
    Limited partners - 7,753 units                               18,112,625          19,416,570
    General partner - 1 unit                                        (16,101)            (15,933)
                                                               ------------        ------------
          Total partners' capital                                18,096,524          19,400,637
                                                               ------------        ------------
          Total liabilities & partners' capital                $ 71,117,527        $ 62,088,658
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

                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                                 ---------------------------------------------------
                                                                For The Three Months           For The Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                              -------------------------     -------------------------
                                                                 1999           1998           1999           1998
                                                              ----------     ----------     ----------     ----------
Revenues:
  Rental income                                              $2,529,822     $1,600,792     $7,340,943     $6,533,788
  Interest on short-term investments                             60,003        204,149        197,333        248,693
  Other                                                         140,914         70,338        370,597        543,171
                                                             ----------     ----------     ----------     ----------
    Total revenues                                            2,730,739      1,875,279      7,908,873      7,325,652
                                                             ----------     ----------     ----------     ----------
 Expenses:
  Real estate operating expenses                              1,098,268        924,711      3,195,747      3,775,686
  Interest on mortgage notes payable                            742,196        461,806      2,225,433      1,495,390
  Depreciation and amortization                                 503,141        365,500      1,499,382        976,890
  Real estate taxes                                             239,881        136,683        714,871        519,143
  Management fees                                               191,465        252,446        550,528        626,742
  Other                                                          94,398         64,324        251,675        209,650
                                                             ----------     ----------     ----------     ----------
    Total expenses                                            2,869,349      2,205,470      8,437,636      7,603,501
                                                             ----------     ----------     ----------     ----------
      Loss from operations                                     (138,610)      (330,191)      (528,763)      (277,849)

Gain on sale of investments in real estate                            0              0              0      3,873,733
                                                             ----------     ----------     ----------     ----------
 Net income (loss)                                             (138,610)      (330,191)      (528,763)     3,595,884

      Income (loss) allocated to general partner                    (18)           (43)           (68)           464
                                                             ----------     ----------    -----------     ----------
      Income (loss) allocated to limited partners            $ (138,592)    $ (330,148)   $  (528,695)    $3,595,420
                                                             ==========     ==========    ===========     ==========

 Net income (loss) per unit of limited partnership interest  $   (17.88)    $   (42.58)   $    (68.20)    $   463.75
                                                             ==========     ==========    ===========     ==========
     Weighted average number of units of limited
        partnership interest outstanding                          7,753          7,753          7,753          7,753
                                                             ==========     ==========    ===========     ==========

                    The accompanying notes are an integral part of these consolidated statements.

                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                           For the nine months ended September 30, 1999 (Not Audited) and for the years ended December 31, 1998 and 1997 (Audited, but not covered by the report of independent public accountants)
-------------------------------------------------------------------------------------------------------------------------

 Limited Partners:
                                             Units of
                                           Partnership
                                             Interest             Cumulative      Accumulated
                                           -----------               Cash          Earnings
                                       Number       Amount       Distributions     (Losses)            Total
                                       ------       ------       -------------    -----------          -----

Balance, December 31, 1996              7,753     $119,968,973   $(97,728,323)    $(6,637,616)     $15,603,034
  Net income for the period                 0                0              0         399,718          399,718
                                        -----     ------------   ------------     -----------      -----------
Balance, December 31, 1997              7,753      119,968,973    (97,728,323)     (6,237,898)      16,002,752
  Net income for the period                 0                0              0       3,413,818        3,413,818
                                        -----     ------------   ------------     -----------      -----------
Balance, December 31, 1998              7,753      119,968,973    (97,728,323)     (2,824,080)      19,416,570
  Net loss for the period                   0                0              0        (528,695)        (528,695)
  Cash distributions                        0                0       (775,250)              0         (775,250)
                                        -----     ------------   ------------     -----------      -----------
Balance, September 30, 1999             7,753     $119,968,973   $(98,503,573)    $(3,352,775)     $18,112,625
                                        =====     ============   ============     ===========      ===========


 General Partner:
                                             Units of
                                           Partnership            Cumulative      Accumulated
                                             Interest                Cash          Earnings
                                       Number       Amount       Distributions     (Losses)             Total
                                       ------       ------       -------------   ------------         --------
Balance, December 31, 1996                 1           $10,000       $(24,559)        $(1,866)        $(16,425)
  Net income for the period                0                 0              0              52               52
                                       -----           -------       --------         -------         --------
Balance, December 31, 1997                 1            10,000        (24,559)         (1,814)         (16,373)
  Net income for the period                0                 0              0             440              440
                                       -----           -------       --------         -------         --------
Balance, December 31, 1998                 1            10,000        (24,559)         (1,374)         (15,933)
  Net loss for the period                  0                 0              0             (68)             (68)
  Cash distributions                       0                 0           (100)              0             (100)
                                      ------           -------       --------         -------         --------
Balance, September 30, 1999                1           $10,000       $(24,659)        $(1,442)        $(16,101)
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


                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                           ---------------------------------------------------
                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                     1999               1998
                                                                 ----------        -----------
Cash Flows From Operating Activities:
 Net income (loss)                                              $  (528,763)       $ 3,595,884
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of investments in real estate                            0         (3,873,733)
    Depreciation and amortization                                 1,499,382            976,890
    (Increase) decrease in other assets                            (507,490)           309,766
    Increase in other liabilities                                   460,790             30,098
                                                                -----------        -----------
     Net cash provided by operating activities                      923,919          1,038,905
                                                                -----------        -----------

 Cash Flows From Investing Activities:
    Proceeds from sales of investments in real estate                     0         29,210,371
    Acquisition of real estate investments                      (13,334,127)       (22,671,425)
    Capital additions to real estate owned                       (1,492,996)          (967,336)
                                                                -----------        -----------
     Net cash provided by (used in) investing activities        (14,827,123)         5,571,610
                                                                -----------        -----------

 Cash Flows From Financing Activities:
    Proceeds from mortgage note payable                          10,303,000          3,800,000
    Retirement of mortgage note and other loans payable                   0         (7,514,832)
    Cash distributions paid to partners                            (775,350)                 0
    Principal payments on mortgage notes payable                   (430,808)          (266,224)
    Increase in deferred financing costs                           (148,761)           (17,739)
                                                                -----------        -----------
     Net cash provided by (used in) financing activities          8,948,081         (3,998,795)
                                                                -----------        -----------
 Net increase (decrease) in cash and cash equivalents            (4,955,123)         2,611,720
   Cash and cash equivalents at beginning of period               6,585,252            549,760
                                                                -----------        -----------
   Cash and cash equivalents at end of period                   $ 1,630,129        $ 3,161,480
                                                                ===========        ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                    $ 2,227,064        $ 1,514,681
                                                                ===========        ===========

              The accompanying notes are an integral part of these consolidated statements.

                                  SB PARTNERS
                        (A New York Limited Partnership)
                        --------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------
                    FOR THE PERIODS ENDED SEPTEMBER 30, 1999
                    ----------------------------------------

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
      SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

      The consolidated financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

      The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

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

(2) INVESTMENTS IN REAL ESTATE
      As of September 30, 1999, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. Following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of September 30, 1999 and December 31, 1998:

                          No.of        Year of
Type                      Prop.      Acquisition        Description                   Real Estate at Cost
----                      -----      -----------        -----------                 -----------------------
                        1999  1998                  1999           1998            9/30/99          12/31/98
                        ----  ----                  ----           ----            -------          --------
Residential properties    5    4      1983-99    1,746 Apts.   1,554 Apts.       $82,961,026      $68,133,903
Undeveloped land          1    1      1978       13.9 Acres    13.9 Acres             44,387           44,387
                                                                                 -----------      -----------
                                                                                  83,005,413       68,178,290
Less: Accumulated depreciation                                                   (16,052,724)     (14,608,682)
                                                                                 -----------      -----------
                                                                                 $66,952,689      $53,569,608
                                                                                 ===========      ===========


(3) REAL ESTATE TRANSACTIONS
    On September 29, 1999, the Partnership purchased Le Coeur du Monde Apartments, a 192-unit apartment community located in St. Louis, Missouri, for $13,325,000. In connection with the purchase, the Partnership obtained a first mortgage loan of $10,303,000 with a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009.

    On December 23, 1998, the Partnership acquired Halton Place Apartments, a 246-unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. On August 20, 1998, the Partnership purchased Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $22,600,000, also in an all cash transaction.

    On April 16, 1998, the Partnership sold Cherry Hill Office Center for a contract price of $4,825,000, and on June 30, 1998, sold Riverbend Apartments for a contract price of $24,500,000. Both of these sales were all cash transactions. As a result of these sales, the Partnership recognized gains for financial reporting purposes of approximately $506,000 and $3,368,000, respectively, for the nine months ended September 30, 1998.

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

    On December 15, 1997, the Partnership purchased the 40% interest of the Investor for $9,800,000 through a wholly-owned limited liability company, and effectively became the sole owner of the property. All items of income and expense of the property are included in the consolidated statements of income of the Registrant for the nine months ended September 30, 1998. The Partnership sold Riverbend Apartments on June 30, 1998 (see Note 3).


(5) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following first liens:

                                                                             Net Carrying Amount
                                             Annual                     September 30,   December 31,
                     Interest   Maturity  Installment      Amount Due   -------------   ------------
Property               Rate       Date   Payments (c)     at Maturity        1999           1998
----------------------------------------------------------------------------------------------------
Holiday Park          6.895%     2/08     $  300,169     $ 3,277,785     $ 3,736,353   $ 3,767,366

Meadow Wood            7.55%     1/04      1,914,996      18,979,461      20,641,140    20,900,360

Cypress Key (a)       6.605%     1/09      1,322,707      14,772,418      17,109,425    17,250,000

Le Coeur du Monde (b) 7.805%    10/09        890,447       9,075,763      10,303,000             0
                                                                         -----------   -----------
                                                                         $51,789,918   $41,917,726
                                                                         ===========   ===========

(a) Mortgage note was secured in December 1998, and monthly payments of principal and interest began in February 1999.
(b) Mortgage note was secured in September 1999.  (See also Note 3.)
(c) Annual installment payments include principal and interest.


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

      On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Partnership and its General Partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleges, inter alia, that the business of the Partnership can only be carried on at a loss, and that the General Partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Partnership's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds two and one-half units in the Partnership, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contains substantially the same allegations as those contained in the Complaint. The Partnership, as well as the other respondents, moved to stay the arbitration to the extent it seeks to recover attorneys' fees. Those motions were denied. The arbitration panel of three arbitrators was chosen and a preliminary hearing was held on May 6, 1999. On July 30, 1999, the Partnership and the other respondents to the arbitration filed a motion for summary judgment seeking the dismissal of all claims. The arbitration panel heard oral argument on that motion on October 12, 1999, and the motion is sub-judice. The Partnership believes that the final outcome of this matter will not have a material adverse effect on its financial position or results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
        ----------------------------------------------------------------

General
-------

      The consolidated financial statements for the three and nine month periods ended September 30, 1999 reflect the operations of four residential garden apartment properties. The financial statements for the three months ended September 30, 1998 reflect the operations of three residential garden apartment properties. The financial statements for the nine months ended September 30, 1998 reflect the operations of one office property and four residential garden apartment properties.

      Total revenues for the three months ended September 30, 1999 increased $856,000 to approximately $2,731,000 from approximately $1,875,000 for the three months ended September 30, 1998. The net loss for the three months ended September 30, 1999 decreased $191,000 to approximately $139,000 from approximately $330,000 for the three months ended September 30, 1998.

      Total revenues for the nine months ended September 30, 1999 increased $583,000 to approximately $7,909,000 from approximately $7,326,000 for the nine months ended September 30, 1998. The net loss of approximately $529,000 for the nine months ended September 30, 1999 was $4,125,000 lower than the net income of approximately $3,596,000 for the nine months ended September 30, 1998. Included in net income for the nine months ended September 30, 1998, is a net gain on sale of investments in real estate of approximately $3,874,000, with $506,000 a result of the sale of Cherry Hill Office Center and $3,368,000 from the sale of Riverbend Apartments.

      The changes in total revenues and net losses are attributable mainly to the change in composition of the portfolio from 1998 to 1999. As discussed in
Note 3 to the Consolidated Financial Statements, the Registrant sold Cherry Hill Office Center in April 1998, and Riverbend Apartments in June 1998. The Registrant then began to rebuild the portfolio by purchasing Cypress Key Apartments in August of that same year. By placing a mortgage note on this acquisition, the Registrant was able to add Halton Place Apartments to the portfolio in December 1998, using the proceeds of the new note. Recently, the Registrant acquired Le Coeur du Monde Apartments in St. Louis, Missouri. Please see Forms 8-K, as amended, filed in connection with these transactions.

      The consolidated statements of operations for the nine months ended September 30, 1998 include revenues of $2,285,000 from Riverbend Apartments, and $417,000 from Cherry Hill Office Center. As these properties were sold in 1998, no revenues are attributable to them in 1999. As Cypress Key Apartments was purchased on August 20, 1998, the reporting period for this apartment property was less than two months during that year. The consolidated statements of operations for the periods ended September 30, 1998 include revenues of $342,000 from Cypress Key Apartments, whereas revenues of $776,000 for the thee months, and $2,177,000 for the nine months ended September 30, 1999, reflect full periods of ownership. The statements of operations for the three and nine months ended September 30, 1999 include $399,000 and $1,220,000, respectively, of revenues from Halton Place Apartments, and nominal amounts of revenue from Le Coeur du Monde Apartments. However, no revenues are attributable to these two properties for the periods ended in 1998.

      Operating expenses also reflect the changes in the composition of the portfolio. There were no operating expenses in 1999 from either of the two properties sold in 1998. Operating expenses for the nine months ended September 30, 1998 totaled $1,542,000 for Riverbend Apartments, and $250,000 for Cherry Hill Office Center. Operating expenses of $180,000 were incurred at Cypress Key Apartments for the initial period in 1998, whereas $280,000 and $825,000 were incurred for the three and nine month periods in 1999, respectively. The statements of operations for the three and nine months ended September 30, 1999 include $194,000 and $496,000, respectively, of operating expenses of Halton Place Apartments, and nominal amounts of operating expenses of Le Coeur du Monde Apartments. No operating expenses are attributable to either of these two properties for the periods ended in 1998.

      Interest expense for the three and nine month periods ended September 30, 1999 includes the interest accrued on three mortgage notes, while interest expense for the comparable periods in 1998 includes only the two mortgage notes that were outstanding during those periods and the short-term loan obtained in connection with the purchase of the joint venture interest in Riverbend Apartments. Depreciation expense for the periods ended September 30, 1999, reflects full periods of ownership of four apartment properties, whereas depreciation expense for the prior year includes full periods for only two of the apartment properties, and a partial period of ownership for a third apartment property.

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

Year 2000 Compliance
--------------------

      The Registrant has examined the problem presented by the inability of many computer programs to distinguish the year 2000 from the year 1900 (referred to as the "Year 2000 Problem"). The primary software packages used by the Registrant are designed by outside vendors who have represented that the software is generally Year 2000 compliant (that is, not to be negatively affected by the occurrence or use of a date in the year 2000 or beyond). The Registrant has implemented required software modifications for software which was known to be noncompliant and has tested those modifications for compliance. The Registrant is nearing completion of its Year 2000 compliance program and expects to have all final modifications implemented and testing completed before the end of the year. Furthermore, the cost to the Registrant to remediate Year 2000 technology issues has been and is expected to continue to be minimal. Although there can be no assurances, at the present time the Registrant does not believe problems likely to be faced by its vendors, lenders or customers because of the Year 2000 Problem would be likely to have a material adverse impact on the Registrant or the results of its operations.
The Registrant could be affected by systemic problems in the economy resulting from the Year 2000 Problem, such as disruptions of communication systems or overall economic dislocation. For example, the Registrant's activities could be disrupted if banks, as a result of the Year 2000 Problem, are unable to effect transactions in the normal course of business. At the present time, the Registrant does not believe it is possible to measure the effect of potential complications. The Registrant will continually monitor and evaluate these areas and develop contingency plans on an as-needed basis.

Liquidity and Capital Resources
-------------------------------

      As of September 30, 1999, the Registrant had cash and cash equivalents of $1,630,129 in addition to $1,613,499 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes, and certain capital and maintenance costs. These balances are approximately $4,202,000 less than cash, cash equivalents, and deposits held in escrow on December 31, 1998. The decrease in cash held is primarily due to the purchase of Le Coeur du Monde Apartments on September 29, 1999. The cash outlay for the purchase of this apartment community, net of the proceeds of the mortgage note of $10,303,000 placed on the property, was approximately $3,031,000. While operating activities for the nine months ended September 30, 1999 provided approximately $924,000 of operating cash flow, $1,493,000 was invested in capital additions to the properties and $431,000 of principal payments were made on mortgage notes payable during the period. In addition, cash distributions amounting to $775,350, were paid in March 1999 to Unitholders of record on December 31, 1998.

      Debt at September 30, 1999, consisted of approximately $51,790,000 of nonrecourse first mortgage notes payable secured by four apartment properties owned by the Registrant (See Footnote 5 to the Consolidated Financial Statements). Included in this total is the new note obtained in connection with the purchase of Le Coeur du Monde Apartments on September 29, 1999. The Registrant obtained a first mortgage note of $10,303,000 with a FNMA DUS program lender. The mortgage note is secured by the property, bears interest at 7.805% per annum, and matures on October 1, 2009. Principal amortization through monthly payments will be approximately $163,000 for the last three months of 1999. Terms of the mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payments of principal and interest. The Registrant has no other debt except normal trade accounts payable and expenses, and accrued interest on mortgage notes payable.

      Halton Place is currently unencumbered. However, a mortgage loan may be placed on the property and the proceeds used to continue the expansion of the portfolio through the acquisition of additional investments in real estate properties. Investigations of appropriate new acquisitions are underway.

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

Holiday Park Apartments
-----------------------

      Total revenues for the three months ended September 30, 1999 increased $10,000 to $300,000 from $290,000 for the three months ended September 30, 1998. Net income after depreciation and mortgage interest expense for the three months ended September 30,1999 increased $10,000 to $17,000 from $7,000 for the three months ended September 30, 1998. The increase in total revenues is due primarily to an increase in rental rates charged on new and renewing leases at the property which added $10,000 to the revenues for the period. The increase in net income is a result of the increase in revenues, as property operating expenses remained relatively unchanged from the period a year earlier.

      Total revenues for the nine months ended September 30, 1999 decreased $8,000 to $910,000 from $918,000 for the nine months ended September 30, 1998. Net income after depreciation and mortgage interest expense for the nine month period ended September 30,1999 increased $71,000 to $76,000 from $5,000 for the nine months ended September 30, 1998. The decrease in revenues was primarily a result of lower occupancy, which reduced revenues by $35,000, while tenant concessions increased $6,000. These reductions in revenues were partially offset by an increase in rental rates implemented at the property which increased revenues $33,000. The decrease in occupancy reflected the low interest rates available to consumers which make homebuying a viable alternative to apartment living. The majority of move out notices that Holiday Park has received of late are due to home purchases. Holiday Park has increased its marketing and advertising in an effort to reverse this occupancy trend. The increase in net income is primarily a result of lower operating costs and reduced debt service costs. Since some assets have been fully depreciated, depreciation expense decreased approximately $18,000. Interest expense for the period decreased $11,000 from the prior period as a result of refinancing the mortgage note at a lower interest rate during 1998. Furthermore, amortization of costs associated with the financing of the loan encumbering the property decreased $46,000. In 1998, a one-time charge against earnings of $43,000 was recorded to write off the unamortized costs associated with the loan that was retired. There was a net reduction of approximately $5,000 in all other operating expenses.

Meadow Wood Apartments
----------------------

      Total revenues for the three months ended September 30, 1999 increased $146,000 to $1,183,000 from $1,037,000 for the three months ended September 30, 1998. Net income after depreciation and mortgage interest expense for the three months ended September 30, 1999 increased $145,000 to $16,000 from a net loss of $129,000 for the three months ended September 30, 1998. The increase in revenues is due primarily to an increase in average occupancy of 6.0%, to 93.7% from 87.7% for the same period a year earlier, which increased revenues $123,000. There was a corresponding increase in miscellaneous income of $27,000, and a marginal increase in rental rates charged at the property which increased revenues $3,000, however, total income was offset by an increase in tenant concessions of $7,000. Occupancy has improved as a result of the capital improvement program begun in 1998 that has attracted new tenants to the property and Meadow Wood has regained market share previously lost to new construction in its Reno submarket. The increase in net income is due primarily to the increase in revenues as net operating expenses remained relatively unchanged from the period a year earlier.

      Total revenues for the nine months ended September 30,1999 increased $274,000 to $3,389,000 from $3,115,000 for the nine months ended September 30, 1998. Net loss after depreciation and mortgage interest expense decreased $223,000 to $45,000 from $268,000 for the nine months ended September 30, 1998. Higher revenues are primarily the result of an increase in average occupancy of 6.4%, to 91.3% from 84.9% for the same period last year, as discussed above. The greater average occupancy added $273,000 to total revenues, and a corresponding increase in miscellaneous income added $22,000. However, lower rental rates charged on new and renewing leases reduced revenues $20,000, and a small rise in tenant concessions decreased revenues $1,000. The decrease in the net loss for the period is due primarily to the higher rental revenue, offset partially by a net increase in total expenses of $51,000. Depreciation expense increased approximately $39,000, repairs and maintenance increased approximately $7,000 and utilities expense rose approximately $5,000 from the comparable period in 1998. Depreciation expense increased as the capital improvement program begun in 1998 was completed and the depreciation period of these upgrades has begun.

Cypress Key Apartments
----------------------

      On August 20, 1998, the Registrant purchased Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $22,600,000 in an all cash transaction. Please see Form 8-K filed on September 4, 1998, as amended on October 3, 1998, filed in connection with this transaction. (Refer also to Note 3 of the Consolidated Financial Statements).

      Total revenues for the three months ended September 30, 1999 increased $435,000 to $776,000 from $341,000 for the three months ended September 30, 1998. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 1999 of $38,000 was $199,000 less than the net income of $161,000 for the three months ended September 30, 1998. Total revenues for the nine months ended September 30, 1999 increased $1,836,000 to $2,177,000 from $341,000 for the nine months ended September 30, 1998. Net loss after depreciation and mortgage interest for the nine months ended September 30, 1999 of approximately $240,000 was $401,000 less than the net income of $161,000 for the nine months ended September 30, 1998. The changes in revenue and net income/loss are due in part to the different reporting periods in 1999 and 1998. As the property was purchased during the third quarter of 1998, the reporting period for that year was less than two months, whereas the reporting periods for 1999 reflect full periods of ownership. Additionally, the prior year did not reflect mortgage interest expense, as the Registrant did not place a mortgage note on the property until December 1998. Average occupancy for the three and nine months ended September 30, 1999 was 94.6% and 90.6%, respectively, while average occupancy from the date of purchase through September 30, 1998 was 93.8%. Certain leases entered into by the former owner were not up to the standards employed by the Registrant and were not renewed. This caused a temporary decline in the occupancy rate at the property, however, occupancy rates have risen steadily throughout 1999 and are expected to remain at their current levels.


Halton Place Apartments
-----------------------

      On December 23, 1998, the Registrant purchased Halton Place Apartments, a 246-unit apartment community located in Greenville, South Carolina, for $12,600,000 in an all cash transaction. Please see Form 8-K filed on January 7, 1999, as amended on March 8, 1999, filed in connection with this transaction. (Refer also to Note 3 of the Consolidated Financial Statements). At the present time, there is no mortgage note on this property.

      Total revenues for the three months ended September 30, 1999 were $399,000. Net income after depreciation expense was $96,000. Total revenues for the nine month period ended September 30, 1999 were $1,220,000. Net income after depreciation expense was $395,000. Average occupancy for the three and nine month periods was 90.2% and 91.1%, respectively. Since the acquisition of the property, occupancy levels have been steady; however, changes in the resident profile are being made as new applicants are screened. To date, lighting conversions have been made throughout the property, landscaping was improved, work to improve the tennis courts was completed, and the trim and doors throughout the community were painted. During the remainder of the year, additional projects are planned to improve curb appeal and maintain market share.

Le Coeur du Monde Apartments
----------------------------

      On September 29, 1999, the Registrant purchased Le Coeur du Monde Apartments, a 192-unit apartment community located in St. Louis, Missouri, for $13,325,000. In connection with the purchase, the Registrant obtained a first mortgage note of $10,303,000 with a FNMA DUS program lender. The mortgage note is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009. Please see Form 8-K filed on October 14, 1999, in connection with this transaction. (Refer also to the Liquidity and Capital Resources Section and Notes 3 and 5 of the Consolidated Financial Statements). Due to the short period of ownership, the Registrant recognized total revenues of $10,000 and net income after depreciation and mortgage interest expense of $2,000 for the three and nine month periods ended September 30, 1999.

                ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
             ------------------------------------------------------

                                 Not Applicable



                          PART II - OTHER INFORMATION




      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------


                    (a)   Exhibits
                          (27) Financial Data Schedule

                    (b)   Reports on Form 8-K
                           On October 14, 1999, the Registrant filed Form 8-K to report the purchase on September 29, 1999 of Le Coeur du Monde Apartments. Financial statements will be provided in an amendment to this filing on or before December 13, 1999.

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






                                       SB PARTNERS
                                       -----------------------------------
                                       (Registrant)



                                    By:SB PARTNERS REAL ESTATE CORPORATION
                                       -----------------------------------
                                       General Partner







Dated: November 15, 1999                   By:/s/ John H. Streicker
                                              -----------------------------
                                              John H. Streicker
                                              President



Dated: November 15, 1999                   By:/s/ Elizabeth B. Longo
                                              -----------------------------
                                              Elizabeth B. Longo
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Dated: November 15, 1999                   By:/s/ George N. Tietjen
                                              -----------------------------
                                              George N. Tietjen  III
                                              Vice President
                                              (Principal Accounting Officer)