Form 10-K
period 1999-12-31
SB PARTNERS
filed 2000-03-30
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K




                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[Fee Required]
For the fiscal year ended December 31, 1999
                          ------------------------------------------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from                     to
                               ---------------------  --------------------------
Commission file Number         0-8952
                       ---------------------------------------------------------
                               SB Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                  New York                                   13-6294787
------------------------------------------------   -----------------------------
         (State of other Jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         666 Fifth Avenue, N.Y., N.Y.                                  10103
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's  telephone  number,  including area code (212) 408-2900
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
         NONE
------------------------------------   -----------------------------------------
------------------------------------   -----------------------------------------

      Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x) (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
                                 Not Applicable
                                 --------------

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                [] Yes [] NO

                                 Not Applicable
                                 --------------

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                 Not Applicable
                                 --------------

                      DOCUMENTS INCORPORATED BY REFERENCE.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

                                      None
                                      ----

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real properties. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 1999, the Registrant owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida.

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

Recent Developments and Real Estate Investment Factors
------------------------------------------------------

In 1999, a strong economy, full employment and low interest rates combined to create an extraordinarily high level of home-ownership. Nearly two thirds of all households now own the dwelling in which they reside. In many markets in which the Registrant owns properties, competition from single family homes intensified as tenants left the rental market to buy their homes.

The availability of capital at low interest rates has also stepped up competition among owners and operators of multifamily apartment communities. The demand for multifamily real estate investments grew in 1999 and new construction activity remained robust in many markets.

Increased competition from single-family homes and newly constructed apartment properties calls for aggressive marketing efforts, including rental concessions and other discounts offered to tenants as inducements to enter into leases. Those marketing efforts, combined with higher payroll costs caused by high employment levels, and higher maintenance costs from work to enhance the appearance of properties to make them more attractive to prospective and renewing tenants, have raised operating costs for many owners of real estate.

During 1999, the Registrant targeted and entered a new market in the St. Louis, Missouri, MSA with the acquisition in September of Le Coeur du Monde Apartments, a 192-unit apartment community. The property was constructed 10 years ago and is located in the suburb of Creve Coeur, an area experiencing strong apartment demand and limited new construction. Nearly 80% of the purchase price was financed with a mortgage loan with interest at 7.805% per annum for a term of 10 years. (Please refer to Footnotes 4 and 6 of the Consolidated Financial Statements, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Form 8-K, as amended, filed in connection with these transactions.)

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

General
-------

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of apartment units or a reduction in demand for apartment units in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew or relet the leases of a significant number of tenants, or, if the rental rates upon such renewal or reletting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unitholders may be adversely affected.

Risks of Liability and Loss
---------------------------

The development and ownership of real estate may result in liability to third parties, due to conditions existing on a property which may result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or hurricane. Such liability or loss may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

Value and Non-liquidity of Real Estate
--------------------------------------

Real estate investments are relatively non-liquid. The Registrant's ability to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If the Registrant must sell an investment, there can be no assurance that it will be able to dispose of the investment in the time period it desires or that the sales price of the investment will recoup or exceed the amount of the Registrant's cost of the investment.

Potential Adverse Effect on Results of Operations Due to Operating Risks
-------------------------------------------------------------------------

The Registrant's properties are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates. The Registrant's properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning; insurance and administrative costs; marketing and payroll costs; and other general costs associated with security, landscaping, repairs and maintenance. Tenants in commercial properties generally are obligated to pay these escalating costs, although there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. The cost of these expenses must be borne by the Registrant for any portion of a commercial property which is not leased. In the case of apartment communities, the Registrant must bear all such increased expenses, except in those markets where passing the cost of certain utilities to tenants is customary. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet such additional expenses without lowering occupancy rates. While the Registrant implements cost-saving incentive measures at each of its properties, should any of the foregoing occur, the Registrant's results of operations, financial condition and its ability to pay distributions to Unitholders could be adversely affected. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases, may in turn adversely affect the performance and financial condition of the Registrant

Debt Servicing and Financing
----------------------------

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

Competition
-----------

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends, et cetera. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease apartment units at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing, provide alternatives to potential residents of multi-family residential properties.

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

Other Tax Matters
------------------

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

There are approximately 30 full and part-time on-site project personnel employed at the Registrant's properties.

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

The Registrant reports to its Unitholders on a quarterly and annual basis. The annual report is audited by an independent public accountant who expresses an opinion on the financial information. Refer to the Consolidated Financial Statements and Notes included elsewhere in this annual report on Form 10-K.

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 1999 are set forth on the Summary of Properties schedule on the page immediately following.

ITEM 3.LEGAL PROCEEDINGS
       -----------------

The Registrant is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Registrant, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Registrant and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleged, inter alia, that the business of the Registrant can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Registrant's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Registrant moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Registrant's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Registrant, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contained substantially the same allegations as those contained in the Complaint. The Registrant, as well as the other respondents, moved for summary judgement dismissing all of the claims. The Arbitration panel held oral argument on that motion on October 12, 1999 and, on January 27, 2000, the American Arbitration Association released the panel's award denying the Claimants' claims in their entirety.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.


                                                     SB PARTNERS
                                                Summary of Properties
                                               As of December 31, 1999
                                                                                               Occupancy
                                                       Description          Acquisition  Percent      at      Mortgage
           Property                Location      Sq. Ft.   Units   Acres       Date     Ownership  12/31/99    Payable
Apartments:

Meadowwood Apts.               Reno, NV            529,000     704    30.0   May 1983      100%     90.6%     $20,551,431
Holiday Park Apts.             Holiday, FL         220,000     244    21.5   Jan 1991      100%     91.8%     $ 3,725,654
Cypress Key Apts.              Orlando, FL         323,000     360    22.7   Aug 1998      100%     91.9%     $17,061,002
Halton Place Apts.             Greenville, SC      233,000     246    20.6   Dec 1998      100%     87.0%     $         0
Le Coeur du Monde Apts.        St. Louis, MO       177,000     192    12.3   Sep 1999      100%     93.2%     $10,288,571
                                                 ---------  ------   -----
                                                 1,482,000   1,746   107.1
                                                 =========   =====   =====


Land:

Unimproved land (a)            Holiday, FL             n/a     n/a    13.9   Jul 1978      100%      n/a      $         0

Additional information regarding properties owned by the Registrant:
                                                   1999     1998     1997     1996    1995
                                                   ----     ----     ----     ----    ----
Average Occupancy (b)
-----------------
Meadowwood Apts.                                   91.5%    85.5%    88.8%    94.9%   96.9%
Holiday Park Apts.                                 91.0%    94.0%    93.2%    91.0%   91.6%
Cypress Key Apts.                                  91.0%    88.0%     n/a      n/a     n/a
Halton Place Apts.                                 91.0%    95.0%     n/a      n/a     n/a
Le Coeur du Monde Apts.                            96.0%     n/a      n/a      n/a     n/a


Effective Annual Rent (c)
--------------------
Meadowwood Apts.                                 $6,143   $5,717   $5,987   $6,372  $6,140
Holiday Park Apts.                               $4,772   $4,800   $4,604   $4,335  $4,238
Cypress Key Apts.                                $7,661   $7,475      n/a      n/a     n/a
Halton Place Apts.                               $6,333   $5,495      n/a      n/a     n/a
Le Coeur du Monde Apts.                          $9,383      n/a      n/a      n/a     n/a

(a) Land is adjacent to Holiday Park Apartments.
(b) For period of ownership.
(c) Per  apartment  unit.  Gross potential rent, less concessions and vacancies, divided by the total number of units at the property.  Annualized  for periods of ownership of less than one year.




      12                            PART II
                                    -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 1999 was 3,716.

At various times the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $115 per unit totaling $891,653 was paid in March 2000 to Unitholders of record on December 31, 1999. Including the current amount, distributions to date have totaled $99,419,885. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.


ITEM 6.SELECTED FINANCIAL DATA
       -----------------------

Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the
Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles. This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.
                                                                                For the Years Ended December 31,
                                                             1999             1998             1997             1996           1995
                                                             ----             ----             ----             ----           ----
                                                                          (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                       $11,063          $ 9,512          $ 9,066         $ 15,430       $ 23,324
Operating Expenses, less
  Depreciation and Amortization                            (9,854)          (8,545)          (8,663)         (20,029)       (26,180)
Depreciation and Amortization                              (2,123)          (1,426)          (1,723)          (3,466)        (5,176)
                                                          -------          -------          -------         --------        -------
Loss from Operations                                         (914)            (459)          (1,320)          (8,065)        (8,032)

Gain on Sale of Investments in Real Estate                      0            3,873            1,404                0          3,964
Equity in Net Income (Loss) of Joint Venture                    0                0              316              426            725
                                                          -------          -------          -------         --------       --------
Net Income (Loss) before Extraordinary Gain                  (914)           3,414              400           (7,639)        (3,343)

Gain on Dispositions of Investments in Real Estate
  through Discharge of Indebtedness                             0                0                0           11,951              0
                                                          -------          -------          -------         --------       --------
Net Income (Loss)                                         $  (914)         $ 3,414          $   400         $  4,312       $ (3,343)
                                                          =======          =======          =======         ========       ========

Net Income (Loss) per Unit of Partnership Interest:
  Net Income (Loss) before Extraordinary Gain             $  (118)         $   440          $    52         $   (985)      $   (431)
  Extraordinary Gain                                      $     0          $     0          $     0         $  1,541       $      0
  Net Income (Loss)                                       $  (118)         $   440          $    52         $    556       $   (431)

Weighted Average Number of
  Partnership Units Outstanding                             7,754            7,754            7,754            7,754          7,754

Balance Sheet Data at Year End:

Real Estate, net                                          $66,687          $53,570          $18,502         $ 32,357       $106,893
Real Estate Assets Held for Sale                          $     0          $     0          $24,926         $      0       $      0
Investment in Joint Venture                               $     0          $     0          $     0         $ 10,742       $ 10,697
Total Assets                                              $70,301          $62,089          $45,667         $ 47,775       $127,259
Mortgage Notes Payable                                    $51,627          $41,918          $28,742         $ 30,752       $103,408


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1999, the Registrant had cash and cash equivalents of approximately $1,345,000 in addition to $1,363,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $4,738,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1998. The decrease in cash held is primarily due to the purchase of Le Coeur du Monde Apartments on September 29, 1999. The cash outlay for the purchase of this apartment community, net of the proceeds and costs of the mortgage loan of $10,303,000 placed on the property, was approximately $3,186,000. After increasing deposits held in escrow by $502,000, operating activities for the year ended December 31, 1999 generated approximately $1,139,000 of cash flow; of which, $1,792,000 was invested in capital additions to the properties and $594,000 was used to make principal payments on mortgage notes payable during the year. In addition, cash distributions amounting to $775,350, were paid in March 1999 to Unitholders of record on December 31, 1998.

On September 29, 1999, the Registrant purchased Le Coeur du Monde Apartments, a 192-unit apartment community located in St. Louis, Missouri, for $13,325,000. In connection with the purchase, the Registrant obtained a first mortgage loan of $10,303,000 with a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009.

Total outstanding debt at December 31, 1999 consisted of approximately $51,627,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $712,000 in 2000. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Halton Place is currently unencumbered, however, a mortgage note may be placed on the property with the proceeds used to continue the expansion of the portfolio through the acquisition of additional investments in real estate properties. Investigations of appropriate new acquisitions are underway.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

With the repositioning of the portfolio, the Registrant was again able to make distributions to the limited partners in 1999. A distribution of $115 per unit totaling $891,653 was paid in March 2000 to Unitholders of record on December 31, 1999. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
1999 VS. 1998
-------------

Total revenues increased $1,551,000 to $11,063,000 in 1999 from $9,512,000 in
1998. Loss from operations increased $455,000 to $914,000 in 1999 from $459,000 in 1998. Net loss increased $4,328,000 to $914,000 in 1999 from net income of $3,414,000 in 1998. Net income for 1998 included gains on sales of investments in real estate of approximately $3,368,000 and $506,000 from the sales of Riverbend Apartments and Cherry Hill Office Center, respectively.

The changes in total revenues and operating income/loss reflect the changes in the composition of the portfolio from year to year. The new additions to the portfolio, Cypress Key, Halton Place and Le Coeur du Monde, added nearly $4,000,000 to total revenues in the current year. Efforts to retain market share in the Reno submarket began to yield results in 1999 as improved occupancy at Meadowwood Apartments boosted total revenues at that property $316,000. This growth in revenues was partially offset by the absence of revenues from the two properties sold in the prior year, Riverbend Apartments and Cherry Hill Office Center, which accounted for approximately $2,300,000 and $400,000 of total revenues in 1998, respectively.

In December of 1998, the Registrant placed a mortgage loan on Cypress Key Apartments to continue the expansion and rebuilding of the portfolio. The increase in interest expense from 1998 to 1999 is primarily due to the interest incurred for this new loan.

The changes in depreciation expense and real estate taxes reflect the different periods of ownership of the properties in the portfolio. In 1999, a full year of depreciation and real estate taxes was recorded for the 1998 acquisitions, Cypress Key and Halton Place, whereas the expense relating to these properties in the year of acquisition corresponded to the periods of ownership. Similarly, the real estate taxes for the properties sold, Riverbend Apartments and Cherry Hill Office Center, corresponded to the periods of ownership which were also for less than a full year. However, since the properties had been classified as "held for sale", in accordance with generally accepted accounting principles, no depreciation was recorded for those properties during 1998.

For additional analysis, please refer to the discussions of the individual properties below.

Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues increased $317,000 to $4,522,000 in 1999 from $4,205,000 in 1998.
Net loss after depreciation and mortgage interest expense decreased $220,000 to $57,000 in 1999 from $277,000 in 1998.

The increase in total revenues was due primarily to an increase in average occupancy of 6.0%, to 91.5% in 1999 from 85.5% in 1998. The greater average occupancy added approximately $300,000 to total revenues, and a corresponding increase in miscellaneous income added $16,000. Occupancy has improved as a result of regaining market share previously lost to newly constructed multifamily apartment communities. As the rate of new construction in the area slowed, the capital improvement program implemented in 1998 proved effective in attracting new tenants to the property. The decrease in net loss after depreciation and mortgage interest expense is due primarily to the increase in revenues, partially offset by an increase of $97,000 in total expenses. Additional costs of operating the property at higher occupancy levels included increases in repairs and maintenance costs of $35,000, payroll and related costs of $19,000, and professional fees of $20,000. Depreciation of the upgrades completed in the capital improvement program added $40,000 to depreciation expense in 1999. Real estate tax expense was slightly higher in 1999, increasing $6,000. A reduction of $25,000 in interest expense served to offset some of the operating expenses, as cumulative payments on the principal outstanding reduced the interest due on the loan.


Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues decreased $4,000 to $1,213,000 in 1999 from $1,217,000 in 1998.
Net income after depreciation and mortgage interest expense increased $39,000 to $97,000 in 1999 from $58,000 in 1998.

The decrease in revenues was primarily a result of lower occupancy, which reduced revenues by $37,000. Average occupancy decreased 3.0% to 91.0% in 1999 from 94.0% in 1998. Lower occupancy reflected the low interest rates available to consumers which made homebuying a viable alternative to apartment living. The majority of move-out notices that Holiday Park received in 1999 were due to home purchases by former residents. Nevertheless, an increase in rental rates implemented at the property increased revenues $40,000, although tenant concessions increased $10,000. There was also a small rise in miscellaneous income of $3,000 during the current year. Holiday Park incurred additional marketing and advertising expenses of $5,000 in an effort to reverse the downward trend in occupancy, but the property reduced repairs and maintenance costs by $15,000 during the year, and, since some assets have been fully depreciated, depreciation expense decreased approximately $4,000. However, net income improved primarily as a result of reduced debt service costs. Interest expense for the period decreased $6,000 from the prior period as a result of refinancing the mortgage loan at a lower interest rate during 1998. Furthermore, amortization of costs associated with the financing of the loan encumbering the property decreased $46,000. In 1998, a one-time charge against earnings of $43,000 was recorded to write off the unamortized costs associated with the loan that was refinanced.

Cypress Key Apartments (Orlando, Florida)
----------------------
Total revenues increased $1,895,000 to $2,929,000 in 1999 from $1,034,000 in
1998. Net loss after depreciation and mortgage interest expense increased $545,000 to $253,000 in 1999 from net income of $292,000 in 1998.

As the property was purchased at the end of August 1998, the reporting period for that year was approximately four months long, whereas the income and expenses for 1999 reflect a full year of ownership. Revenues were nearly $1,895,000 higher in the current year, while operating expenses increased only $776,000. Real estate taxes and depreciation expense increased $265,000 and $320,000, respectively, principally because of the longer ownership period in the current year. Interest expense increased $1,042,000, as the expense for the prior year was only for the short period at the end of December during which the loan was outstanding.

Average occupancy for 1999 was 91.0%, while average occupancy from the date of purchase through December 31, 1998 was 88.0%. Certain leases entered into by the former owners were not up to the standards employed by the Registrant and were not renewed. This caused a temporary decline in occupancy, however, occupancy rates have risen steadily throughout 1999 and the Registrant expects them to remain at their current levels.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues increased $1,603,000 to $1,636,000 in 1999 from $33,000 in 1998.
Net income after depreciation expense increased $511,000 to $513,000 in 1999 from net income of $2,000 in 1998.

As the property was purchased on December 23, 1998, the reporting period for that year was less than one month, whereas the reporting period for 1999 reflects a full year of ownership. Since acquisition, the Registrant has maintained occupancy levels at the property above ninety percent, while the resident profile has been improved to conform to higher leasing standards. During 1999, projects to improve curb appeal and maintain market share included lighting conversions throughout the property, improved landscaping, work to improve the tennis courts, and painting the trim and doors throughout the community.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

On September 29, 1999, the Registrant purchased Le Coeur du Monde Apartments for $13,325,000. In connection with the purchase, the Registrant obtained a first mortgage loan of $10,303,000 with a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009. (Refer also to the Liquidity and Capital Resources Section and Footnotes 4 and 6 of the Consolidated Financial Statements.)

Total revenues for the period of ownership were $466,000. Net income after depreciation and mortgage interest expense was $98,000. Average occupancy for the period of ownership was 96.0%.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
1998 VS. 1997
-------------
Total revenues increased $446,000 to $9,512,000 in 1998 from $9,066,000 in 1997.
Loss from operations decreased $862,000 to $459,000 in 1998 from $1,321,000 in 1997. Net income increased $3,014,000 to $3,414,000 in 1998 from $400,000 in
1997. Net income for 1998 includes gains on sales of investments in real estate of approximately $3,368,000 and $506,000 from the sales of Riverbend Apartments and Cherry Hill Office Center, respectively. Net income for 1997 includes a gain on sale of investment in real estate of approximately $1,404,000 from the sale of Plantation Shopping Center.

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

Real estate operating expenses increased $753,000 primarily as a result of the inclusion of the operating expenses of Riverbend Apartments and Cypress Key Apartments, which were higher than the operating costs associated with the commercial properties that were sold. Total expenses decreased as decreases in interest expense of $171,000, write-off of uncollectible accounts of $370,000, depreciation and amortization expense of $298,000, real estate taxes of $117,000 and management fees of $361,000 more than offset the increased real estate operating expenses.

Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues decreased $197,000 to $4,205,000 in 1998 from $4,402,000 in 1997.
Net loss after depreciation and mortgage interest expense increased $149,000 to $277,000 in 1998 from $128,000 in 1997.

The decline in total revenues was due primarily to a decrease in average occupancy of 3.3%, to 85.5% in 1998 from 88.8% in 1997, which reduced revenues $197,000, while rental rates charged at the property remained unchanged. The decrease in occupancy was a result of the competitive apartment market in the Reno area. Certain submarkets in Reno have been experiencing an oversupply of housing as new construction has been completed and apartments have become available. This is especially true in the northwest and southeast sections of the area. Meadowwood is located in the southeast section and has been working to maintain its market share, although it experienced lower occupancy and increased turnover of renters in 1998. An extensive capital improvement program at the property was nearing completion at the end of the year. It is expected to enhance the property's appeal to prospective tenants, resulting in higher occupancy in the coming years. The increase in net loss after depreciation and mortgage interest expense is due primarily to the lower revenues, partially offset by a decrease in total expenses of $48,000. The decrease in total expenses is primarily attributable to a decrease in repair and maintenance costs, as the strategy moved to making more long-term improvements which enhance the value of the property and fewer short-term repairs. Repair and maintenance costs decreased $158,000 while expenditures for capital improvements increased over $555,000 from 1997. The lower repairs and maintenance costs and a reduction in interest expense of $24,000 were partially offset by increases in other operating expenses. Advertising and promotional expenses increased $35,000 as efforts to retain existing tenants and attract new tenants were intensified. Utilities expense increased $21,000 over the prior year due to the increased cost of utilities for unoccupied units. Other increases in expenses include higher professional fees of $31,000, payroll and related costs of $17,000, depreciation of $16,000, and real estate tax expense of $14,000.

Holiday Park Apartments (Holiday, Florida)
-----------------------
Total revenues increased $52,000 to $1,217,000 in 1998 from $1,165,000 in 1997.
Net income after depreciation and mortgage interest expense increased $114,000 to net income of $58,000 in 1998 from a net loss after depreciation and mortgage interest expense of $56,000 in 1997.

The increase in total revenues was due primarily to the continued strength of the Tampa Bay area apartment market. This was reflected in higher rental rates charged at the property which increased revenues $47,000, even as average occupancy at the property rose a slight 0.8% for the year. Miscellaneous income also increased $5,000. The increase in net income was due primarily to the increased revenues and decreased interest expense. Total interest expense decreased $54,000, to $264,000 in 1998 from $318,000 in 1997, resulting from the refinancing of the mortgage loan encumbering the property which decreased the interest rate to 6.895% from 9.00%. Lower insurance expense of $8,000 also added to the increase in net income from the prior year.


Cypress Key Apartments (Orlando, Florida)
----------------------

On August 20, 1998, the Registrant purchased Cypress Key Apartments for $22,600,000 in an all cash transaction. Proceeds from the sale of Riverbend Apartments on June 30, 1998 were used to consummate this transaction. (Refer also to Footnote 4 of the Financial Statements.)

Total revenues for the period of ownership were $1,034,000. Net income after depreciation and mortgage interest expense was $292,000. Average occupancy for the period was 88.0%. Major components of expense included real estate operating costs of $308,000, depreciation expense of $214,000, real estate taxes of $120,000 and interest expense of $92,000.

In December, 1998, the Registrant placed a mortgage loan of $17,250,000 on the property. (Refer also to Footnote 6 of the Financial Statements.) Regularly scheduled monthly payments on the loan began in February 1999. The proceeds of this mortgage loan were used, in part, to purchase Halton Place Apartments (see below).


Halton Place Apartments (Greenville, South Carolina)
-----------------------

On December 23, 1998, the Registrant purchased Halton Place Apartments for $12,600,000 in an all cash transaction. Part of the proceeds of $17,250,000 from the mortgage loan placed on Cypress Key Apartments were used to consummate this transaction. (Refer also to Footnote 4 of the Financial Statements).

Total revenues for the period of ownership were $33,000. Net income after depreciation expense was $2,000. Average occupancy for the period was 95.0%.

Cherry Hill Office Center (Cherry Hill, New Jersey)
-------------------------
Cherry Hill Office Center was sold on April 16, 1998 for $4,825,000. Proceeds from the sale were used, in part, to retire the short-term bank loan of $4,000,000, the proceeds of which had been used to finance a portion of the purchase in 1997 of the forty-percent interest in Riverbend Apartments owned by its former co-venturer. (Refer also to Footnote 4 of the Financial Statements.)

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


Riverbend Apartments (Atlanta, Georgia)
--------------------

Riverbend Apartments was sold on June 30, 1998 for $24,500,000. Proceeds from the sale were used to acquire Cypress Key Apartments in August, 1998. (Refer also to Footnote 4 of the Financial Statements.)

Total revenues increased $2,089,000 to $2,273,000 in 1998 from $184,000 in 1997.
Net income after depreciation and mortgage interest increased $384,000, to $434,000 in 1998 from $50,000 in 1997.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

NONE.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the Report of Independent Public Accountants thereon, are contained herein on pages 28 through 40 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 41 through 44 of this report.


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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         57       President & Director

         Michael J. Weinberger     64       Director

         Millie C. Cassidy         54       Director

         David Weiner              64       Director

         Christine Kurtz           45       Director

         Elizabeth B. Longo        48       Treasurer

         Noel Belli                46       Senior Vice President

         Jacques Lewis             50       Vice President

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

Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-five years of real estate related financial experience.

Mr. Belli joined the General Partner in 1985. He is the portfolio manager responsible for residential property transactions and management for the Eastern region.

Mr. Lewis joined the General Partner in 1994. He is the portfolio manager responsible for residential property transactions and management for the Central region.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------

The Registrant has no executive officers or directors.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 1999, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each unitholder has disclaimed beneficial ownership of all Units owned by the other unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective unitholders.

(b) As of December 31, 1999, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest, however, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc. (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 618.25 Units of Limited Partnership Interest representing 7.97% of the outstanding number of Units on December 31, 1999. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on September 2, 1999 at the time the total number of units held surpassed 7% of the outstanding number of units. On February 18, 2000, SRE Clearing Services again amended its 13-D filing to report the recent purchase of Units of Limited Partnership Interest which brought the total number of units owned to 621.8, equal to 8% of the total units outstanding.

(c) During the year ended December 31, 1999, there have been no changes in control of the Registrant or the General Partner.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $734,050, $835,502 and $1,196,611, for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1999, 1998 or 1997.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $705,772, $582,791 and $492,992, in 1999, 1998 and 1997, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold, or held, title to these properties. A trust company affiliated with the General Partner holds, or held, the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the general partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $46,914, $27,545 and $44,327, in 1999, 1998 and 1997, respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 8 in the consolidated financial statements.

                                    PART IV
                                    -------

ITEM 14.EXHIBITS, FINANCIAL STATEMENT
        -----------------------------
        SCHEDULES AND REPORTS ON FORM 8-K
        ---------------------------------

(a) (1) Financial statements - The Registrant's 1999 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

     (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 27. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b) On October 14, 1999, the Registrant filed Form 8-K to report the purchase on September 29, 1999, of Le Coeur du Monde Apartments. On December 13, 1999, the Registrant filed Form 8-K/A to amend this filing to include the requisite financial statements.

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


                                        SB PARTNERS
                                        -----------

                                   By:  SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        GENERAL PARTNER


March 30, 2000                          /s/ John H. Streicker
                                        ----------------------------------
                                   By:  John H. Streicker
                                        President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Position              Date
---------                                  --------              ----

/s/ John H. Streicker               Chief Executive Officer
---------------------                    and Director            March 30, 2000
John H. Streicker


/s/ Elizabeth B. Longo              Chief Financial Officer
----------------------          (Principal Financial Officer)    March 30, 2000
Elizabeth B. Longo


/s/ George N. Tietjen III               Vice President
-------------------------       (Principal Accounting Officer)   March 30, 2000
George N. Tietjen III

                                  SB PARTNERS

                        ITEMS 8 and 14 (a) (1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                ----------------------------------------------
                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                   -----------------------------------------

Report of Independent Public Accountants.....................................28

Consolidated Balance Sheets as of December 31, 1999 and 1998.................29

Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997......................................30

Consolidated Statements of Changes in Partners' Capital for the
       years ended December 31, 1999, 1998 and 1997..........................31

Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997......................................32

Notes to Consolidated Financial Statements..............................33 - 40

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated
       Depreciation -- December 31, 1999................................41 - 44

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of SB Partners:


We have audited the accompanying consolidated balance sheets of SB
Partners (a New York limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP

New York, New York
February 8, 2000


 SB PARTNERS
 CONSOLIDATED BALANCE SHEETS
                                                                             As of December 31,
                                                                          1999                1998
                                                                        -------------------------------
 ASSETS:
   Investments -
       Real Estate, at cost
            Land                                                        $  7,777,153        $  6,444,653
            Buildings, furnishings and improvements                       75,564,949          61,733,637
            Less - accumulated depreciation                              (16,654,948)        (14,608,682)
                                                                        ------------        ------------
                                                                          66,687,154          53,569,608

   Other Assets -
       Cash and cash equivalents                                           1,344,906           6,585,252
       Cash held by lenders in escrow                                      1,362,890             860,611
       Other                                                                 905,734           1,073,187
                                                                        ------------        ------------
                     Total assets                                       $ 70,300,684        $ 62,088,658
                                                                        ============        ============
 LIABILITIES:
       Mortgage notes payable                                           $ 51,626,658        $ 41,917,726
       Accounts payable and accrued expenses                                 670,253             527,122
       Tenant security deposits                                              292,723             243,173
                                                                        ------------        ------------
                     Total liabilities                                    52,589,634          42,688,021
                                                                        ------------        ------------
 PARTNERS' CAPITAL:
       Units of partnership interest without par value;
            Limited partners - 7,753 units                                17,727,201          19,416,570
            General partner - 1 unit                                         (16,151)            (15,933)
                                                                        ------------        ------------
                     Total partners' capital                              17,711,050          19,400,637
                                                                        ------------        ------------
                     Total liabilities and partners' capital            $ 70,300,684        $ 62,088,658
                                                                        ============        ============

           The accompanying notes are an integral part of these consolidated balance sheets.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       For the Years Ended December 31,
                                                                                      1999              1998            1997
                                                                                  ---------------------------------------------
REVENUES
 Rental income                                                                    $10,261,144       $8,541,709      $ 8,647,671
 Interest on short-term investments                                                   291,645          331,210          110,680
 Other                                                                                510,021          638,662          307,301
                                                                                  -----------       ----------      -----------
     Total revenues                                                                11,062,810        9,511,581        9,065,652
                                                                                  -----------       ----------      -----------
EXPENSES
 Real estate operating expenses                                                     4,498,597        4,578,613        3,826,057
 Interest on mortgage notes and other loans payable                                 3,094,484        2,041,952        2,213,440
 Depreciation and amortization                                                      2,123,464        1,425,744        1,723,683
 Real estate taxes                                                                    958,002          698,144          815,086
 Management fees                                                                      734,050          835,502        1,196,611
 Write-off of uncollectible accounts                                                        0                0          369,635
 Other                                                                                568,450          391,101          241,951
                                                                                  -----------       ----------      -----------
     Total expenses                                                                11,977,047        9,971,056       10,386,463
                                                                                  -----------       ----------      -----------
     Loss from operations                                                            (914,237)        (459,475)      (1,320,811)

Equity in net income of joint venture                                                       0                0          316,320
Gain on sale of investments in real estate                                                  0        3,873,733        1,404,261
                                                                                  -----------       ----------      -----------
NET INCOME (LOSS)                                                                    (914,237)       3,414,258          399,770
 Income (loss) allocated to general partner                                              (118)             440               52
                                                                                  -----------       ----------      -----------
 Income (loss) allocated to limited partners                                      $  (914,119)      $3,413,818      $   399,718
                                                                                  ===========       ==========      ===========

 NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST                       $      (118)      $      440      $        52
                                                                                  ===========       ==========      ===========
WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
    PARTNERSHIP INTEREST OUTSTANDING                                                    7,753            7,753            7,753
                                                                                  ===========       ==========      ===========

                         The  accompanying  notes are an integral  part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

 Limited Partners:

                                       Units of
                                      Partnership
                                       Interest                Cumulative       Accumulated
                                  ---------------------           Cash            Earnings
                                  Number       Amount         Distributions       (Losses)           Total
                                  --------------------------------------------------------------------------
 Balance, December 31, 1996       7,753    $119,968,973       $(97,728,323)     $(6,637,616)     $15,603,034
  Net income for the year             0               0                 0           399,718          399,718
                                  -----    ------------       ------------      -----------      -----------
 Balance, December 31, 1997       7,753     119,968,973        (97,728,323)      (6,237,898)      16,002,752
  Net income for the year             0               0                 0         3,413,818        3,413,818
                                  -----    ------------       ------------      -----------      -----------
 Balance, December 31, 1998       7,753     119,968,973        (97,728,323)      (2,824,080)      19,416,570
  Cash distributions                  0               0           (775,250)               0         (775,250)
  Net loss for the year               0               0                 0          (914,119)        (914,119)
                                  -----    ------------       ------------      -----------      -----------
 Balance, December 31, 1999       7,753    $119,968,973       $(98,503,573)     $(3,738,199)     $17,727,201
                                  =====    ============       ============      ===========      ===========




 General Partner:

                                       Units of
                                      Partnership
                                       Interest                Cumulative       Accumulated
                                 ----------------------           Cash            Earnings
                                  Number       Amount         Distributions       (Losses)           Total
                                 ---------------------------------------------------------------------------
 Balance, December 31, 1996        1            $10,000          $(24,559)          $(1,866)        $(16,425)
  Net income for the year          0                  0                 0                52               52
                                  ---           -------          --------           -------         --------
 Balance, December 31, 1997        1             10,000           (24,559)           (1,814)         (16,373)
  Net income for the year          0                  0                 0               440              440
                                  ---           -------          --------           -------         --------
 Balance, December 31, 1998        1             10,000           (24,559)           (1,374)         (15,933)
  Cash distributions               0                  0              (100)                0             (100)
  Net loss for the year            0                  0                 0              (118)            (118)
                                  ---           -------          --------           -------         --------
Balance, December 31, 1999         1            $10,000          $(24,659)          $(1,492)        $(16,151)
                                  ===           =======          ========           =======         ========

               The accompanying notes are an integral part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      For the years ended December 31,
                                                                                    1999               1998               1997
                                                                                ------------------------------------------------
 Cash Flows From Operating Activities:
 Net income (loss)                                                             $   (914,237)     $  3,414,258        $   399,770
  Adjustments  to reconcile  net income (loss) to
   net cash provided by operating activities:
    Gain on sale of investments in real estate                                            0        (3,873,733)        (1,404,261)
    Depreciation and amortization                                                 2,123,464         1,425,744          1,723,683
    Equity in net income of joint venture                                                 0                 0           (316,320)
    Distributions of earnings received from joint venture                                 0                 0            100,000
    Write-off of uncollectible accounts                                                   0                 0            369,635
    (Increase) decrease in other operating assets                                  (263,263)         (218,936)           482,523
    Increase (decrease) in other operating liabilities                              192,681          (168,479)          (518,880)
                                                                               ------------      ------------        -----------
      Net cash provided by operating activities                                   1,138,645           578,854            836,150
                                                                               ------------      ------------        -----------
 Cash Flows From Investing Activities:
    Net proceeds from sales/dispositions of investments in real estate                    0        29,210,371         10,520,801
    Capital additions to real estate owned                                       (1,791,677)       (1,305,719)          (898,970)
    Cash paid on acquisition of joint venture interest                                    0                 0         (9,800,000)
    Acquisition of real estate investments                                      (13,372,135)      (35,305,088)                 0
                                                                               ------------      ------------        -----------
      Net cash used in investing activities                                     (15,163,812)       (7,400,436)          (178,169)
                                                                               ------------      ------------        -----------
 Cash Flows From Financing Activities:
    Proceeds from mortgage notes and other loans payable                         10,303,000        21,050,000          4,000,000
    Retirement of mortgage notes and other loans payable                                  0        (7,514,832)        (5,656,378)
    Principal payments on mortgage notes and other loans payable                   (594,068)         (359,417)          (354,025)
    Distributions paid to partners                                                 (775,350)                0                  0
    Increase in deferred financing costs                                           (148,761)         (318,677)          (117,139)
                                                                               ------------      ------------        -----------
      Net cash provided by (used in) financing activities                         8,784,821        12,857,074         (2,127,542)
                                                                               ------------      ------------        -----------

 Net increase (decrease) in cash and cash equivalents                            (5,240,346)        6,035,492         (1,469,561)
   Cash and cash equivalents at beginning of year                                 6,585,252           549,760          2,019,321
                                                                               ------------      ------------        -----------
   Cash and cash equivalents at end of year                                    $  1,344,906      $  6,585,252        $   549,760
                                                                               ============      ============        ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                     $  3,096,680      $  2,067,061        $ 2,241,162
                                                                               ============      ============        ==========-

                     The  accompanying  notes are an integral  part of these consolidated statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
SB Partners, a New York limited partnership, and its subsidiaries
(collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
         (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
               Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes. Amortization of leasing commissions and tenant improvements is computed by amortizing the cost on a straight-line basis over the terms of the related leases.

         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounted for its investment in a joint venture using the equity method. Pursuant to the special allocations of cash flow contained in the joint venture agreement, it recognized income or loss to the extent of its allocable share of the change in the net assets of the joint venture, after taking into account preference distributions, as defined, for the period.
         (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships, limited liability companies or land trusts which hold, or held, title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair market value.
         (j) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $734,050, $835,502, and $1,196,611, for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 1999, 1998 and 1997.

(3) INVESTMENTS IN REAL ESTATE
         As of December 31, 1999, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at December 31, 1999 and 1998:

                          No.of        Year of
Type                      Prop.      Acquisition        Description                  Real Estate at Cost
----                      -----      -----------        -----------                -----------------------
                        1999  1998                  1999           1998              1999            1998
                        ----  ----                  ----           ----              ----            ----
Residential properties    5    4      1983-99    1,746 Apts.   1,554 Apts.      $ 83,297,715     $ 68,133,903
Undeveloped land          1    1      1978       13.9 Acres    13.9 Acres             44,387           44,387
                                                                                ------------     ------------
                                                                                  83,342,102       68,178,290
Less: Accumulated depreciation                                                   (16,654,948)     (14,608,682)
                                                                                ------------     ------------
                                                                                $ 66,687,154     $ 53,569,608
                                                                                ============     ============


(4) REAL ESTATE TRANSACTIONS
         On September 29, 1999, the Partnership purchased Le Coeur du Monde Apartments, a 192-unit apartment community located in St. Louis, Missouri, for $13,325,000. In connection with the purchase, the partnership obtained a first mortgage loan of $10,303,000 from a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009.

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

         In January 1997, the Partnership sold its 10% interest in an apartment project in Orlando, Florida. The Partnership had been using the cost method to account for this investment. In connection with this sale, the Partnership recognized a loss on sale of real estate investments of $65,000 for the year ended December 31, 1997. In December 1997, the Partnership sold Plantation Shopping Center for $11,000,000 in an all cash transaction. In connection with the sale, the underlying mortgage note payable of $5,350,000 was retired and the Partnership recognized a gain on sale of real estate investments of $1,469,000 for the year ended December 31, 1997.



(5) INVESTMENT IN JOINT VENTURE
         During 1992, the Partnership and an institutional investor (the "Investor") entered into a joint venture agreement pursuant to which the Partnership contributed Riverbend Apartments for an agreed equity value of $14,250,000 and the Investor contributed $9,500,000 in cash. The Partnership and the Investor held interests in the venture of 60% and 40%, respectively. For financial reporting purposes, the Partnership recorded its investment in the joint venture at its net carrying amount of the property contributed, and no gain or loss was recognized.

         On December 15, 1997, the Partnership purchased the 40% interest of the Investor for $9,800,000 through a wholly owned limited liability company, and effectively became the sole owner of the property. All items of income and expense of the property are included in the consolidated statements of operations of the Partnership for the year ended December 31, 1998. The Partnership sold the property for $24,500,000 in an all cash transaction on June 30, 1998 (see also Note
         4).

(6) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following first liens:

                                                                                                          Net Carrying Amount
                                                                         Annual                               December 31,
                        Original       Interest       Maturity         Installment     Amount Due             ------------
Property               Principal(a)      Rate           Date           Payments(b)     at Maturity        1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Holiday Park           $ 3,800,000      6.895%      February 2008      $  300,169      $ 3,277,785     $ 3,725,654   $ 3,767,366

Meadowwood              21,500,000      7.550%      January 2004        1,914,996       18,979,461      20,551,431    20,900,360

Cypress Key             17,250,000      6.605%      January 2009        1,322,707       14,772,418      17,061,002    17,250,000

Le Coeur du Monde(c)    10,303,000      7.805%      October 2009          890,447        9,075,763      10,288,571       n/a
                                                                                                       -----------   -----------
                                                                                                       $51,626,658   $41,917,726
                                                                                                       ===========   ===========

 (a) The mortgages are nonrecourse to the Partnership.
 (b) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $712,268 for 2000; $765,853 for 2001; $823,492 for 2002; $885,484 for 2003; $19,304,578 for 2004; and $29,134,983 thereafter.
 (c) The mortgage note was placed on the property at date of purchase (See Note 4).




(7) FEDERAL INCOME TAX INFORMATION
     A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                                             For the Years Ended December 31,
                                                                                         1999            1998              1997
                                                                                       ---------     -----------        ----------
Net income (loss) for financial reporting purposes                                     $(914,237)    $ 3,414,258        $  399,770
Adjustment to net gain on sales of investments in real estate to reflect differences between tax and financial reporting bases
  of assets and liabilities disposed                                                           0      (1,285,190)        4,437,640
Difference between tax and financial statement equity in net income
  or loss of joint venture                                                                     0        (228,596)         (566,673)
Difference between tax and financial statement depreciation                              678,001         927,462          (640,157)
                                                                                       ---------     -----------        ----------
Net income (loss) for Federal income tax reporting purposes                            $(236,236)    $ 2,827,934        $3,630,580
                                                                                       =========     ===========        ==========

Net income (loss) per weighted  average  limited  partnership  unit for Federal income tax reporting purposes:
    Net ordinary income (loss) per unit of partnership interest                        $     (30)    $        12        $     (285)
    Average Capital (Sec. 1231) gain per unit of
      partnership interest                                                                     0             353               753
                                                                                       ---------     -----------        ----------
                                                                                       $     (30)    $       365        $      468
                                                                                       =========     ===========        ==========
Weighted average number of units of limited partnership
  interest outstanding                                                                     7,753           7,753             7,753
                                                                                       =========     ===========        ==========

     As of December 31, 1999 and 1998, the tax bases of the Partnership's assets and liabilities were approximately $64,529,000 and $55,639,000 of assets, and $52,590,000 and $42,688,000 of liabilities, respectively.


(8) PROPERTY MANAGEMENT SERVICES
     Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 1999, 1998 and 1997, such billings to the Partnership amounted to $752,686, $610,336, and $537,319, respectively, and are included in real estate operating expenses.

(9) COMMITMENTS AND CONTINGENCIES
     The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

     On November 6, 1997, Hugh Spencer, a limited partner who holds two units in the Partnership, filed a purported class action (the "Complaint"), on behalf of himself and other persons similarly situated, against the Partnership and its general partner and other affiliates in the Supreme Court of the State of New York, County of New York, entitled Spencer v. SB Partners et. al., Index No. 120673/97. The Complaint alleged, inter alia, that the business of the Partnership can only be carried on at a loss, and that the general partner breached the partnership agreement and its fiduciary duties, and seeks a court decree of dissolution of the Partnership pursuant to Sections 63 and 99 of the New York Partnership Law, an accounting from the general partner, the appointment of a receiver to wind up the Partnership's affairs and an award of costs and attorneys' fees to the plaintiff and the putative class. The Partnership moved to stay the class action and compel arbitration of any individual claim of the plaintiff. On September 27, 1998 the Supreme Court of the State of New York granted the Partnership's motion. In December 1998, Spencer and Norma Schulze, another limited partner who holds 2 1/2 units in the Partnership, filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. Other than omitting the class action allegations, the Demand contained substantially the same allegations as those contained in the Complaint. The Partnership, as well as the other respondents, moved for summary judgment dismissing all of the claims. The Arbitration panel held oral argument on that motion on October 12, 1999 and, on January 27, 2000, the American Arbitration Association released the Arbitration panel's award denying the Claimants' claims in their entirety.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 1999
                  Column A                     Column B                    Column C                      Column D
                                                                 Initial Cost to the Registrant            Costs
                                                             --------------------------------------     Capitalized
                                                                         Buildings and                 Subsequent to
                Description                   Encumbrances      Land      Improvements     Total        Acquisition
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                           $20,551,431   $2,466,311   $19,057,859   $21,524,170      $6,923,222
  Florida -
   Holiday (Holiday Park -
      Including undeveloped land)                3,725,654      458,342     4,043,354     4,501,696         874,018
   Orlando (Cypress Key)                        17,061,002    2,260,000    20,404,725    22,664,725         513,565
  South Carolina -
   Greenville (Halton Place)                           n/a    1,260,000    11,364,343    12,624,343         319,404
  Missouri -
   St. Louis (Le Coeur du Monde)                10,288,571    1,332,500    12,039,635    13,372,135          24,824
                                               -----------   ----------   -----------   -----------      ----------
                                               $51,626,658   $7,777,153   $66,909,916   $74,687,069      $8,655,033
                                               ===========   ==========   ===========   ===========      ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 1999

                  Column A                                      Column E                         Column F

                                             Gross amount at which Carried at End of Year
                                                             (Notes a & c)
                                                                                                   Accumulated
                                                               Buildings and                      Depreciation
                Description                         Land        Improvements       Total         (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                              $2,466,311     $25,981,081     $28,447,392       $13,799,480
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)                    458,342       4,917,372       5,375,714         1,688,208
   Orlando (Cypress Key)                           2,260,000      20,918,290      23,178,290           748,873
  South Carolina -
   Greenville (Halton Place)                       1,260,000      11,683,747      12,943,747           317,808
  Missouri -
    St. Louis (Le Coeur du Monde)                  1,332,500      12,064,459      13,396,959           100,579
                                                  ----------     -----------     -----------       -----------
                                                  $7,777,153     $75,564,949     $83,342,102       $16,654,948
                                                  ==========     ===========     ===========       ===========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 1999

                  Column A                    Column G       Column H         Column I

                                                                           Life on which
                                                                            Depreciation
                                                                                 in
                                                                               Latest
                                                                             Statement
                                               Date of         Date        of Operations
                Description                 Construction     Acquired       is Computed
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                         1974 - 1977     May 1983      5 to 30 years
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)            1972 - 1975     Jan 1991      7 to 30 years
   Orlando (Cypress Key)                        1988         Aug 1998      7 to 40 years
  South Carolina -
   Greenville (Halton Place)                    1986         Dec 1998      7 to 40 years
  Missouri -
    St. Louis (Le Coeur du Monde)            1988-1989      Sept 1999      7 to 40 years


     NOTES TO SCHEDULE III:
                                                                                      1999           1998           1997
                                                                                      ----           ----           ----
 (a) Reconciliation of amounts shown in Column E:
       Balance at beginning of year                                               $ 68,178,290   $ 56,718,106   $ 50,635,390
       Additions -
         Acquisitions (including cost of investment in joint venture
             reclassified to cost of Riverbend Apartments - see below)              13,372,135     35,305,088     20,832,762
         Cost of improvements                                                        1,791,677      1,305,719        898,970

       Deductions -
         Dispositions of property                                                            0    (25,150,623)   (15,073,204)
         Reclassification of accumulated depreciation of
              real estate asset held for sale                                                0              0       (575,812)
                                                                                  ------------   ------------   ------------
       Balance at end of year                                                     $ 83,342,102   $ 68,178,290   $ 56,718,106
                                                                                  ============   ============   ============

 (b) Reconciliation of amounts shown in Column F:
       Balance at beginning of year                                               $ 14,608,682   $ 13,290,104   $ 18,278,229
       Additions -
         Depreciation expense for year                                               2,046,266      1,318,578      1,566,062

       Deductions -
         Accumulated depreciation on property disposed                                       0              0     (5,978,375)
         Reclassification of accumulated depreciation of
              real estate asset held for sale                                                0              0       (575,812)
                                                                                  ------------   ------------   ------------
       Balance at end of year                                                     $ 16,654,948   $ 14,608,682   $ 13,290,104
                                                                                  ============   ============   ============
 (c) Aggregate cost basis for Federal
       income tax reporting purposes                                              $ 85,946,598   $ 70,781,471   $ 70,024,970
                                                                                  ============   ============   ============
 (d) Accumulated depreciation for Federal
       income tax reporting purposes                                              $ 26,732,385   $ 25,364,120   $ 32,460,117
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
