Form 10-Q
period 2000-03-31
SB PARTNERS
filed 2000-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


               FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ------------------- to --------------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-6294787
 ------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)



666 Fifth Avenue              N.Y., N.Y                        10103
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 408-2900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999........................1

         Consolidated Statements of Operations
             for the three months ended March 31, 2000 and 1999..........2

         Consolidated Statements of Changes in Partners' Capital
             for the three months ended March 31, 2000
             and the years ended December 31, 1999 and 1998..............3

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2000 and 1999..........4

         Notes to Consolidated Financial Statements..................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........8 - 12

         Quantitative and Qualitative Disclosures About
             Market Risk................................................13


Part II  Other Information..............................................13


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                      March 31, 2000 (Not Audited) and
        December 31, 1999 (Audited, but not covered by the report of independent public accountants)
        --------------------------------------------------------------------------------------------
                                                                     March 31,         December 31,
                                                                       2000                1999
                                                                   -------------       ------------

      Assets:
        Investments -
          Real estate, at cost
                 Land                                              $  7,777,153        $  7,777,153
                 Buildings, furnishings and improvements             75,865,081          75,564,949
                 Less - accumulated depreciation                    (17,230,645)        (16,654,948)
                                                                   ------------        ------------
                                                                     66,411,589          66,687,154

        Other assets -
          Cash and cash equivalents                                     494,887           1,344,906
          Cash held by lenders in escrow                              1,175,460           1,362,890
          Other                                                         848,574             905,734
                                                                   ------------        ------------
                       Total assets                                $ 68,930,510        $ 70,300,684
                                                                   ============        ============
      Liabilities:

          Mortgage notes payable                                   $ 51,453,135        $ 51,626,658
          Accounts payable and accrued expenses                         676,349             670,253
          Tenant security deposits                                      268,095             292,723
                                                                   ------------        ------------
                       Total liabilities                             52,397,579          52,589,634
                                                                   ------------        ------------

      Partners' Capital:
          Units of partnership interest without par value;
                 Limited partners - 7,753 units                      16,549,234          17,727,201
                 General partner - 1 unit                               (16,303)            (16,151)
                                                                   ------------        ------------
                       Total partners' capital                       16,532,931          17,711,050
                                                                   ------------        ------------
                       Total liabilities and partners' capital     $ 68,930,510        $ 70,300,684
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


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                             ---------------------------------------------------
                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                       2000                1999
                                                                    ----------          ----------
      Revenues:
        Rental income                                               $2,875,735          $2,395,849
        Interest on short-term investments                              11,983              74,163
        Other                                                          163,129              97,625
                                                                    ----------          ----------
           Total revenues                                            3,050,847           2,567,637
                                                                    ----------          ----------

      Expenses:
        Real estate operating expenses                               1,223,220           1,020,515
        Interest on mortgage notes payable                             932,982             742,899
        Depreciation and amortization                                  597,305             484,618
        Real estate taxes                                              281,070             235,437
        Management fees                                                200,218             177,705
        Other                                                          102,518              60,785
                                                                    ----------          ----------
           Total expenses                                            3,337,313           2,721,959
                                                                    ----------          ----------

      Net loss                                                        (286,466)           (154,322)

           Loss allocated to general partner                               (37)                (20)
                                                                    ----------          ----------

           Loss allocated to limited partners                       $ (286,429)         $ (154,302)
                                                                    ==========          ==========

      Net Loss Per Unit of Limited Partnership Interest             $   (36.95)         $   (19.90)
                                                                    ==========          ==========
           Weighted Average Number of Units of Limited
              Partnership Interest Outstanding                           7,753               7,753
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


                                                        SB PARTNERS
                                             (A New York Limited Partnership)
                                              ------------------------------

                                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  For the three months ended March 31, 2000 (Not Audited)
                                    and for the years ended December 31, 1999 and 1998
                        (Audited, but not covered by the report of independent public accountants)
                         ------------------------------------------------------------------------


       Limited Partners:
                                               Units of
                                              Partnership
                                               Interest             Cumulative      Accumulated
                                           --------------------        Cash           Earnings
                                           Number     Amount       Distributions      (Losses)           Total
                                           ----------------------------------------------------------------------
      Balance, December 31, 1997           7,753   $119,968,973    $(97,728,323)    $(6,237,898)      $16,002,752
       Net income for the period               0              0               0       3,413,818         3,413,818
                                           -----   ------------    ------------     -----------       -----------
      Balance, December 31, 1998           7,753    119,968,973     (97,728,323)     (2,824,080)       19,416,570
       Cash distributions                      0              0        (775,250)              0          (775,250)
       Net loss for the period                 0              0               0        (914,119)         (914,119)
                                           -----   ------------    ------------     -----------       -----------
      Balance, December 31, 1999           7,753    119,968,973     (98,503,573)     (3,738,199)       17,727,201
       Cash distributions                      0              0        (891,538)              0          (891,538)
       Net loss for the period                 0              0               0        (286,429)         (286,429)
                                           -----   ------------    ------------     -----------       -----------
      Balance, March 31, 2000              7,753   $119,968,973    $(99,395,111)    $(4,024,628)      $16,549,234
                                           =====   ============    ============     ===========       ===========

       General Partner:
                                               Units of
                                              Partnership
                                               Interest               Cumulative       Accumulated
                                           --------------------          Cash           Earnings
                                           Number        Amount     Distributions       (Losses)           Total
                                           ----------------------------------------------------------------------
      Balance, December 31, 1997             1          $10,000        $(24,559)        $(1,814)         $(16,373)
       Net income for the period             0                0               0             440               440
                                           -----        -------        --------         -------          --------
      Balance, December 31, 1998             1           10,000         (24,559)         (1,374)          (15,933)
       Cash distributions                    0                0            (100)              0              (100)
       Net loss for the period               0                0               0            (118)             (118)
                                           -----        -------        --------         -------          --------
      Balance, December 31, 1999             1           10,000         (24,659)         (1,492)          (16,151)
       Cash distributions                    0                0            (115)              0              (115)
       Net loss for the period               0                0               0             (37)              (37)
                                           -----        -------        --------         -------          --------
      Balance, March 31, 2000                1          $10,000        $(24,774)        $(1,529)         $(16,303)
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

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                             ---------------------------------------------------
                                                                       For the Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                         2000              1999
                                                                      -----------       ----------
      Cash Flows From Operating Activities:
       Net Loss                                                       $  (286,466)      $ (154,322)
        Adjustments to reconcile net loss to
         net cash provided by operating activities:
          Depreciation and amortization                                   597,305          484,618
          Decrease in other operating assets                              222,982          118,034
          Decrease in other operating liabilities                         (18,532)         (38,437)
                                                                      -----------       ----------
           Net cash provided by operating activities                      515,289          409,893
                                                                      -----------       ----------

      Cash Flows Used In Investing Activities:
         Capital additions to real estate owned                          (300,132)        (258,369)
                                                                      -----------       ----------

      Cash Flows Used In Financing Activities:
          Principal payments on mortgage notes payable                   (173,523)        (141,035)
          Distributions paid to partners                                 (891,653)        (775,350)
          Increase in deferred financing costs                                  0          (31,109)
                                                                      -----------       ----------
           Net cash used in financing activities                       (1,065,176)        (947,494)
                                                                      -----------       ----------

      Net decrease in cash and cash equivalents                          (850,019)        (795,970)
         Cash and cash equivalents at beginning of period               1,344,906        6,585,252
                                                                      -----------       ----------

         Cash and cash equivalents at end of period                   $   494,887       $5,789,282
                                                                      ===========       ==========


      Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                    $   933,557       $  743,433
                                                                      ===========       ==========

                The accompanying notes are an integral part of these consolidated statements.

                                     SB PARTNERS
                          (A New York Limited Partnership)
                           ------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               ------------------------------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31, 2000
                      -----------------------------------------

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

     The consolidated financial statements as of and for the three month periods ended March 31, 2000 and 1999 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K.

     The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

     The significant accounting and financial reporting policies of the Partnership are as follows:
       (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to make them comparable to the current period presentation.
       (b) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

       (c) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
       (d) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                       Buildings and improvements     5 to 40 years
                       Furnishings                    5 to 7 years
               Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
       (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
       (f) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.




(2) INVESTMENTS IN REAL ESTATE
        As of March 31, 2000, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2000 and December 31, 1999:

                                                                        Real Estate at Cost
                          No.of    Year of                          --------------------------
Type                      Prop.  Acquisition    Description         3/31/00           12/31/99
----                      -----  -----------    -----------         -------           --------
Residential properties     5      1983-99     1,746 Apt. Units    $ 83,597,847      $ 83,297,715
Undeveloped land           1      1978        13.9 Acres                44,387            44,387
                                                                  ------------      ------------
                                                                    83,642,234        83,342,102
Less: Accumulated depreciation                                     (17,230,645)      (16,654,948)
                                                                  ------------      ------------
                                                                  $ 66,411,589      $ 66,687,154
                                                                  ============      ============


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




(4) MORTGAGE NOTES PAYABLE
        Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                          March 31,   December 31,
                     Interest   Maturity    Installment     Amount Due        ---------   ------------
Property               Rate        Date     Payments(a)     at Maturity         2000           1999
------------------------------------------------------------------------------------------------------
Holiday Park          6.895%      2/08     $  300,169       $ 3,277,785    $ 3,714,770    $ 3,725,654

Meadowwood            7.550%      1/04      1,914,996        18,979,461     20,460,018     20,551,431

Cypress Key           6.605%      1/09      1,322,707        14,772,418     17,011,775     17,061,002

Le Coeur du Monde(b)  7.805%      10/09       890,447         9,075,763     10,266,572     10,288,571
                                                                           -----------    -----------
                                                                           $51,453,135    $51,626,658
                                                                           ===========    ===========

(a) Annual installment payments include principal and interest.
(b) The mortgage note was placed on the property at date of purchase (see Note 3).





(5) DISTRIBUTIONS
        In March 2000, the Partnership paid a cash distribution of $115 per weighted average unit outstanding, which totaled $891,653 based on 7,753.5 weighted average number of units outstanding.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 ---------------------------------------------------
General
-------
     The consolidated financial statements for the three month period ended March 31, 2000 reflect the operations of five residential garden apartment properties. The financial statements for the three month period ended March 31, 1999 reflect the operations of four residential garden apartment properties.

     Total revenues for the three months ended March 31, 2000 increased
$483,000 to approximately $3,051,000 from approximately $2,568,000 for the three months ended March 31, 1999. Net loss for the three months ended March 31, 2000 increased $132,000 to approximately $286,000 from approximately $154,000 for the three months ended March 31, 1999.

     The increase in total revenues and net loss are attributable primarily to the revenues generated by and expenses attributable to Le Coeur du Monde Apartments, the residential community purchased in September of 1999. Please see Form 8-K, as amended, filed in connection with this transaction. This new acquisition accounted for $418,000 of additional revenues collected for the three month period ended March 31, 2000 compared to the same period in the prior year. Total expenses for the three months ended March 31, 2000 increased $615,000 from the same period a year earlier, again, primarily due to the acquisition of Le Coeur du Monde Apartments. This new acquisition incurred real estate operating expenses of $121,000, interest expense of $201,000, depreciation expense of $77,000 and real estate tax expense of $31,000 during the first quarter of the year.

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

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2000, the Registrant had cash and cash equivalents of approximately $495,000 in addition to $1,175,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,038,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1999. Funds from operations during the three months ended March 31, 2000 amounted to approximately $311,000. During the same period, cash distributions amounting to approximately $892,000 were paid to Unitholders of record on December 31, 1999, approximately $300,000 was invested in capital additions to the properties, and principal payments of approximately $174,000 were made on mortgage notes payable.

     Total outstanding debt at March 31, 2000, consisted of approximately $51,453,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $539,000 for the remainder of 2000. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

     Total revenues for the three months ended March 31, 2000 increased $29,000 to $1,115,000 from $1,086,000 for the three months ended March 31, 1999. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2000 increased $25,000 to net income of $3,000 from a net loss of $22,000 for the three months ended March 31, 1999.

     The change in revenues was primarily the result of higher rental rates implemented at the property on new and renewing leases, which added $30,000 to revenue. There was also an increase in miscellaneous income of $6,000 and a decrease in tenant concessions of $2,000. These additional revenues were offset partially by a nominal decrease in average occupancy which decreased revenues $9,000. Higher net income was primarily due to the increase in revenues, partially offset by an increase of $4,000 in total expenses. The change in total expenses was due primarily to an increase of $18,000 in depreciation expense resulting from depreciation of the new assets placed in service in 1999. Some cost savings were realized, including reductions in payroll costs of $9,000 and repairs and maintenance of $7,000.


Holiday Park Apartments (Holiday, Florida)
-----------------------

     Total revenues for the three months ended March 31, 2000 increased $7,000 to $310,000 from $303,000 for the three months ended March 31, 1999. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2000 decreased $8,000 to $22,000 from $30,000 for the three months ended March 31, 1999.

     Higher revenues were due primarily to an increase of $7,000 in other income, including utilities income resulting from the continuing phase-in of the water and sewer billback program that began in mid-1999. The reduction in net income was a result of higher operating costs which more than offset the increase in revenues. Operating expenses increased $15,000, primarily due to the purchase of floor covering and appliance replacements as well as additional expenditures for advertising expense, in an effort to market the community and make it more attractive to prospective and renewing tenants. The Tampa area is experiencing significant growth and, as there are no new multifamily communities planned in Holiday Park's immediate area, the Registrant believes occupancy will improve.

Cypress Key Apartments (Orlando, Florida)
----------------------

     Total revenues for the three months ended March 31, 2000 increased $91,000 to $777,000 from $686,000 for the three months ended March 31, 1999. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 2000 decreased $55,000 to $63,000 from $118,000 for the three months ended March 31, 1999.

     Greater revenues were primarily the result of an increase in average occupancy at the property of 5.7% to 94.4% for the three months ended March 31, 2000 from 88.7% for the same period a year earlier. The higher average occupancy increased revenues $65,000. Additionally, other income rose $40,000, due primarily to water and sewer income from the billback program that began in early 1999. These additional revenues were offset partially by an increase in tenant concessions which reduced revenues $11,000 and a minor decrease in rental rates charged at the property which lowered revenues $3,000. The decrease in net loss was primarily due to the increase in revenues, partially offset by an increase in total expenses of $36,000. Operating expenses increased approximately $15,000 as the property was operated at higher occupancy levels, there was additional real estate tax of approximately $14,000, and additional depreciation and amortization expense of $7,000 resulting from the new assets placed in service during 1999.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

     Total revenues for the three months ended March 31, 2000 increased $1,000 to $418,000 from $417,000 for the three months ended March 31, 1999. Net income after depreciation expense for the three months ended March 31, 2000 decreased $69,000 to $103,000 from $172,000 for the three months ended March 31, 1999.

     Tenant concessions were lower during the current year resulting in an increase in revenues of $17,000, and there was also a small increase in other income of approximately $4,000. However, average occupancy was 89.8% for the three months ended March 31, 2000, 3.5% lower than the average of 93.3% for the three months ended March 31, 1999, resulting in a decrease of $20,000 in revenues. Repairs and maintenance costs were approximately $35,000 higher in the current year as apartments were prepared for new tenants. The interiors of many of the units were painted during the first quarter at a total cost of approximately $36,000, which is included in total repairs and maintenance costs. Utilities expense was $14,000 higher due to the severe weather experienced during the first three months of 2000, while expenses for advertising and promotion rose $6,000 as efforts to market the property and attract new tenants were intensified. Increases in other expenses included increased depreciation expense of $7,000, real estate taxes of $3,000 and payroll costs of $3,000.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

     On September 29, 1999, the Registrant purchased Le Coeur du Monde Apartments for $13,325,000. In connection with the purchase, the Registrant obtained a first mortgage loan of $10,303,000 with a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009. (Refer also to Footnote 3 of the Consolidated Financial Statements, and Form 8-K, as amended, filed in connection with these transactions.)

     Total revenues for the three month period ended March 31, 2000 were $418,000. Net loss after depreciation and mortgage interest expense was $15,000. Average occupancy for the period was 88.2%. During the first quarter of the year, landscaping was improved by installing pine trees as a screen to block a roadway. During the rest of the year, other projects are planned to improve curb appeal, attract new tenants, and raise occupancy levels.

                  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                  ABOUT MARKET RISK
                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 ---------------------------------------------------

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: May 15, 2000                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 15, 2000                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Dated: May 15, 2000                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Vice President
                                        (Principal Accounting Officer)