Form 10-Q
period 2000-06-30
SB PARTNERS
filed 2000-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
                               -------------------------------------------------

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

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                  13-6294787
--------------------------------------   ---------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                          10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 408-2900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

666 Fifth Avenue, N.Y., N.Y   10103
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             June 30, 2000 and December 31, 1999.........................1

         Consolidated Statements of Operations
             for the three and six months ended
             June 30, 2000 and 1999......................................2

         Consolidated Statements of Changes in Partners' Capital
             for the six months ended June 30, 2000
             and the years ended December 31, 1999 and 1998..............3

         Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999.............4

         Notes to Consolidated Financial Statements..................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........8 - 12

         Quantitative and Qualitative Disclosures About
             Market Risk................................................13


Part II  Other Information..............................................13

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                        June 30, 2000 (Unaudited) and
        December 31, 1999 (Audited, but not covered by the report of independent public accountants)
        -------------------------------------------------------------------------------------------
                                                                      June 30,         December 31,
                                                                        2000               1999
                                                                    ------------       ------------

      Assets:
        Investments -
         Real estate, at cost
                 Land                                               $  7,777,153       $  7,777,153
                 Buildings, furnishings and improvements              76,101,463         75,564,949
                 Less - accumulated depreciation                     (17,804,321)       (16,654,948)
                                                                    ------------       ------------
                                                                      66,074,295         66,687,154

        Other assets -
         Cash and cash equivalents                                       451,663          1,344,906
         Cash held by lenders in escrow                                1,481,107          1,362,890
         Other                                                           709,601            905,734
                                                                    ------------       ------------
                      Total assets                                  $ 68,716,666       $ 70,300,684
                                                                    ============       ============
      Liabilities:

         Mortgage notes payable                                     $ 51,276,438       $ 51,626,658
         Accounts payable and accrued expenses                           881,809            670,253
         Tenant security deposits                                        252,955            292,723
                                                                    ------------       ------------
                      Total liabilities                               52,411,202         52,589,634
                                                                    ------------       ------------

      Partners' Capital:
         Units of partnership interest without par value;
                 Limited partners - 7,753 units                       16,321,796         17,727,201
                 General partner - 1 unit                                (16,332)           (16,151)
                                                                    ------------       ------------
                      Total partners' capital                         16,305,464         17,711,050
                                                                    ------------       ------------
                      Total liabilities and partners' capital       $ 68,716,666       $ 70,300,684
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

                                                        SB PARTNERS
                                             (A New York Limited Partnership)
                                              ------------------------------

                                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                     ------------------------------------------------
                                                                   For The Three Months            For The Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                 -------------------------      -------------------------
                                                                    2000           1999           2000            1999
                                                                 ----------     ----------      ----------     ----------
Revenues:
   Rental income                                                 $2,890,169     $2,415,272      $5,765,904     $4,811,121
   Interest on short-term investments                                14,743         63,167          26,726        137,330
   Other                                                            147,578        132,058         310,707        229,683
                                                                 ----------     ----------      ----------     ----------
     Total revenues                                               3,052,490      2,610,497       6,103,337      5,178,134
                                                                 ----------     ----------      ----------     ----------
Expenses:
   Real estate operating expenses                                 1,235,668      1,076,964       2,458,888      2,097,479
   Interest on mortgage notes payable                               929,795        740,338       1,862,777      1,483,237
   Depreciation and amortization                                    595,285        511,623       1,192,590        996,241
   Real estate taxes                                                276,910        239,553         557,980        474,990
   Management fees                                                  202,216        181,358         402,434        359,063
   Other                                                             40,083         96,492         142,601        157,277
                                                                 ----------     ----------      ----------     ----------
     Total expenses                                               3,279,957      2,846,328       6,617,270      5,568,287
                                                                 ----------     ----------      ----------     ----------
Net loss                                                           (227,467)      (235,831)       (513,933)      (390,153)

       Loss allocated to general partner                                (29)           (30)            (66)           (50)
                                                                 ----------     ----------      ----------     ----------
       Loss allocated to limited partners                        $ (227,438)    $ (235,801)     $ (513,867)    $ (390,103)
                                                                 ==========     ==========      ==========     ==========

Net Loss Per Unit of Limited Partnership Interest                $   (29.34)    $   (30.42)     $   (66.28)    $   (50.32)
                                                                 ==========     ==========      ==========     ==========
      Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                             7,753          7,753           7,753          7,753
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


                                                    SB PARTNERS
                                         (A New York Limited Partnership)
                                          ------------------------------

                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                For the six months ended June 30, 2000 (Unaudited)
                                and for the years ended December 31, 1999 and 1998
                    (Audited, but not covered by the report of independent public accountants)
                     ------------------------------------------------------------------------


       Limited Partners:
                                              Units of
                                             Partnership
                                              Interest              Cumulative        Accumulated
                                       ------------------------        Cash            Earnings
                                        Number        Amount       Distributions       (Losses)           Total
                                       ---------------------------------------------------------------------------
      Balance, December 31, 1997          7,753    $119,968,973     $(97,728,323)    $(6,237,898)      $16,002,752
       Net income for the period              0               0                0       3,413,818         3,413,818
                                          -----    ------------     ------------     -----------       -----------
      Balance, December 31, 1998          7,753     119,968,973      (97,728,323)     (2,824,080)       19,416,570
       Cash distributions                     0               0         (775,250)              0          (775,250)
       Net loss for the period                0               0                0        (914,119)         (914,119)
                                          -----    ------------     ------------     -----------       -----------
      Balance, December 31, 1999          7,753     119,968,973      (98,503,573)     (3,738,199)       17,727,201
       Cash distributions                     0               0         (891,538)              0          (891,538)
       Net loss for the period                0               0                0        (513,867)         (513,867)
                                          -----    ------------     ------------     -----------       -----------
      Balance, June 30, 2000              7,753    $119,968,973     $(99,395,111)    $(4,252,066)      $16,321,796
                                          =====    ============     ============     ===========       ===========

       General Partner:
                                              Units of
                                             Partnership
                                              Interest              Cumulative        Accumulated
                                       ------------------------        Cash            Earnings
                                         Number          Amount    Distributions       (Losses)           Total
                                       ---------------------------------------------------------------------------
      Balance, December 31, 1997             1          $10,000         $(24,559)        $(1,814)         $(16,373)
       Net income for the period             0                0                0             440               440
                                           -----        -------         --------         -------          --------
      Balance, December 31, 1998             1           10,000          (24,559)         (1,374)          (15,933)
       Cash distributions                    0                0             (100)              0              (100)
       Net loss for the period               0                0                0            (118)             (118)
                                           -----        -------         --------         -------          --------
      Balance, December 31, 1999             1           10,000          (24,659)         (1,492)          (16,151)
       Cash distributions                    0                0             (115)              0              (115)
       Net loss for the period               0                0                0             (66)              (66)
                                           -----        -------         --------         -------          --------
      Balance, June 30, 2000                 1          $10,000         $(24,774)        $(1,558)         $(16,332)
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

                                             SB PARTNERS
                                  (A New York Limited Partnership)
                                   ------------------------------

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          ------------------------------------------------
                                                                        For the Six Months Ended
                                                                                 June 30,
                                                                     -------------------------------
                                                                         2000               1999
                                                                    ------------         -----------
      Cash Flows From Operating Activities:
      Net Loss                                                       $  (513,933)        $ (390,153)
       Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                 1,192,590            996,241
         (Increase) Decrease in other operating assets                    34,699            (43,149)
         Increase in other operating liabilities                         171,788            116,262
                                                                     -----------         ----------
          Net cash provided by operating activities                      885,144            679,201
                                                                     -----------         ----------

      Cash Flows Used In Investing Activities:
         Capital additions to real estate owned                         (536,514)          (995,216)
                                                                     -----------         ----------

      Cash Flows Used In Financing Activities:
         Principal payments on mortgage notes payable                   (350,220)          (284,623)
         Distributions paid to partners                                 (891,653)          (775,350)
         Increase in deferred financing costs                                  0            (31,109)
                                                                     -----------        -----------
          Net cash used in financing activities                       (1,241,873)        (1,091,082)
                                                                     -----------        -----------

      Net decrease in cash and cash equivalents                         (893,243)        (1,407,097)
        Cash and cash equivalents, beginning of period                 1,344,906          6,585,252
                                                                     -----------        -----------

        Cash and cash equivalents, end of period                     $   451,663        $ 5,178,155
                                                                     ===========        ===========


      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                    $ 1,863,940        $ 1,484,314
                                                                     ===========        ===========

                The accompanying notes are an integral part of these consolidated statements.

                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             -----------------------------------------------------
                       FOR THE PERIODS ENDED JUNE 30, 2000
                       -----------------------------------

 (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
       SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

       The consolidated financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

       The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

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

         (c) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (d) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                 Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the costs on a straight-line basis over the terms of the related mortgage notes.
         (e) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
         (f) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.

(2) INVESTMENTS IN REAL ESTATE
         As of June 30, 2000, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2000 and December 31, 1999:

                                                                      Real Estate at Cost
                          No.of    Year of                          ------------------------
Type                      Prop.  Acquisition    Description         6/30/00         12/31/99
----                      -----  -----------    -----------         -------         --------
Residential properties     5      1983-99     1,746 Apt. Units   $ 83,834,229     $ 83,297,715
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                 ------------     ------------
                                                                   83,878,616       83,342,102
Less: Accumulated depreciation                                    (17,804,321)     (16,654,948)
                                                                 ------------     ------------
                                                                 $ 66,074,295     $ 66,687,154
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

(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                          June 30,    December 31,
                     Interest   Maturity    Installment     Amount Due        ---------   ------------
Property               Rate        Date     Payments(a)     at Maturity         2000           1999
------------------------------------------------------------------------------------------------------
Holiday Park          6.895%      2/08     $  300,169       $ 3,277,785     $ 3,703,699     $ 3,725,654

Meadowwood            7.550%      1/04      1,914,996        18,979,461      20,366,868      20,551,431

Cypress Key           6.605%      1/09      1,322,707        14,772,418      16,961,730      17,061,002

Le Coeur du Monde(b) 7.805%      10/09        890,447         9,075,763      10,244,141      10,288,571
                                                                            -----------     -----------
                                                                            $51,276,438     $51,626,658
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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
           ----------------------------------------------------------
General
-------
      The consolidated financial statements as of and for the three and six month periods ended June 30, 2000 reflect the operations of five residential garden apartment properties. The consolidated financial statements for the three and six month periods ended June 30, 1999 reflect the operations of four residential garden apartment properties.

      Total revenues for the three months ended June 30, 2000 increased $442,000 to approximately $3,052,000 from approximately $2,610,000 for the three month period ended June 30, 1999. Net loss for the three months ended June 30, 2000 decreased $8,000 to approximately $228,000 from approximately $236,000 for the three months ended June 30, 1999.

      Total revenues for the six months ended June 30, 2000 increased $925,000 to approximately $6,103,000 from approximately $5,178,000 for the six months ended June 30, 1999. The net loss for the six months ended June 30, 2000 increased $124,000 to approximately $514,000 from approximately $390,000 for the six months ended June 30, 1999.

      The increase in total revenues and changes in net loss are attributable primarily to the revenues generated by and expenses attributable to Le Coeur du Monde Apartments, the residential community purchased in September of 1999. Please see Form 8-K, as amended on December 13, 1999, filed in connection with this transaction. The three and six months ended June 30, 2000 include additional revenues of $399,000 and $817,000, respectively, from Le Coeur du Monde Apartments compared to the same periods in the prior year. Total expenses for the three and six months ended June 30, 2000 increased $434,000 and $1,049,000, respectively, from the same periods a year earlier, again, primarily due to the acquisition of Le Coeur du Monde Apartments. This new acquisition incurred real estate operating expenses of $128,000, interest expense of $200,000, depreciation expense of $77,000 and real estate tax expense of $31,000 during the three months ended June 30, 2000. For the six months ended June 30, 2000, Le Coeur du Monde Apartments incurred real estate operating expenses of $248,000, interest expense of $401,000, depreciation expense of $154,000 and real estate tax expense of $63,000.

      For additional analysis, please refer to the discussions of the individual properties below.

      This report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties as further described in the Registrant's latest annual report on Form 10-K. Actual results may differ materially from those contemplated by the forward looking statements.

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2000, the Registrant had cash and cash equivalents of approximately $452,000 in addition to $1,481,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $775,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1999. After increasing deposits held in escrow by $118,000, operating activities for the six months ended June 30, 2000 generated approximately $767,000 of cash flow, of which, $537,000 was invested in capital additions to the properties and $350,000 was used to make principal payments on mortgage notes payable. In addition, cash distributions amounting to approximately $892,000, were paid in March 2000 to Unitholders of record on December 31, 1999.

      Total outstanding debt at June 30, 2000, consisted of approximately $51,276,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $363,000 for the remainder of 2000. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Halton Place is currently unencumbered, however, a mortgage note may be placed on the property with the proceeds used as additional working capital and to continue the expansion of the portfolio through the acquisition of additional investments in real estate properties. Investigations of appropriate new acquisitions are underway.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended June 30, 2000 increased $18,000 to $1,137,000 from $1,119,000 for the three months ended June 30, 1999. Net income after depreciation and mortgage interest expense for the three months ended June 30, 2000 increased $48,000 to net income of $8,000 from a net loss of $40,000 for the three months ended June 30, 1999. Higher revenues were, in part, the result of increases in rental rates implemented at the property on new and renewing leases which added $29,000 to total revenues in the current year. Reduced tenant concessions added an additional $7,000 of revenue. These increases were partially offset by a modest decrease in the average occupancy rate of .8%, to 90.2% from 91.0% for the same period a year earlier, which lowered revenues $12,000. Miscellaneous income was also approximately $6,000 less in the current year. The increase in net income is attributable to the net increase in revenues coupled with a decrease in expenses primarily due to a decrease in repairs and maintenance expense of $38,000. Costs related to turnover of tenants were reduced in the current year as the rate of turnover declined.

      Total revenues for the six months ended June 30, 2000 increased $46,000 to $2,252,000 from $2,206,000 for the six months ended June 30, 1999. Net income after depreciation and mortgage interest expense increased $72,000 to net income of $10,000 from a net loss of $62,000 for the six months ended June 30, 1999. The increase in revenues was primarily the result of higher rental rates implemented at the property on new and renewing leases, which added $59,000 to revenues. Lower tenant concessions also added approximately $9,000. The additional revenue was partially offset by a decrease in the average occupancy rate of 2.90%, to 89.8% from 92.7% for the same period last year which, decreased revenues approximately $22,000. Higher net income was due primarily to the increase in revenues and a decrease of approximately $26,000 in total expenses. Operating expenses decreased approximately $34,000, primarily due to a reduction in repairs and maintenance costs of $45,000 from the period a year earlier. Interest expense decreased $13,000 as the cumulative payments on the principal outstanding reduced the interest due on the loan. Real estate tax expense was slightly lower, decreasing $4,000. Partially offsetting these reduced expenses were increases in professional fees of $17,000, and depreciation expense of $9,000.

Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended June 30, 2000 increased $1,000 to $308,000 from $307,000 for the three months ended June 30, 1999. Net income after depreciation and mortgage interest expense for the three months ended June 30, 2000 decreased $14,000 to $15,000 from $29,000 for the three months ended June 30, 1999. Although total revenues remained relatively stable, an increase in rental rates on new and renewing leases added approximately $7,000 to revenues, partially offset by additional tenant concessions which reduced revenues $5,000. The continuing phase-in of the water and sewer billback program that began in mid-1999 added $4,000 to other income in 2000. A slight decrease in average occupancy of 1.7%, to 90.4% from 92.1% for the period a year earlier, reduced revenues $5,000. The decrease in net income was a result of higher operating expenses. Payroll and related costs increased approximately $8,000 after a new part-time leasing consultant was added to the staff. To increase occupancy, marketing and advertising efforts were intensified, which added approximately $7,000 to the expenses of the current year.

      Total revenues for the six months ended June 30, 2000 increased $8,000 to $618,000 from $610,000 for the six months ended June 30, 1999. Net income after depreciation and mortgage interest expense for the six month period ended June 30, 2000 decreased $22,000 to $37,000 from $59,000 for the six months period ended June 30, 1999. Higher revenues were due primarily to an increase of $8,000 in other income from the utility billback program. The reduction in net income was a result of higher operating costs of $30,000 which more than offset the increase in revenues. As the Tampa area is experiencing significant growth, and there are no new multifamily communities planned in Holiday Park's immediate vicinity, the Registrant believes occupancy will improve in future periods.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended June 30, 2000 increased $37,000 to $752,000 from $715,000 for the three months ended June 30, 1999. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 2000 increased $17,000 to $101,000 from $84,000 for the three months ended June 30, 1999. The increase in total revenues is primarily the result of lower tenant concessions which added revenues of $33,000. Average occupancy was 2.3% higher adding revenues of $6,000, offset partially by a decrease of $2,000 in miscellaneous income. The increase in net loss was due to an increase in total expenses of $54,000 as the property was operated at higher occupancy levels. Additional costs included repairs and maintenance expense of $26,000, payroll of $15,000, real estate tax of $8,000 and depreciation expense $5,000.

      Total revenues for the six months ended June 30, 2000 increased $129,000 to $1,530,000 from $1,401,000 for the six months ended June 30, 1999. Net loss after depreciation and mortgage interest expense for the six month period ended June 30, 2000 decreased $39,000 to $163,000 from $202,000 for the six months ended June 30, 1999. Higher revenues were primarily the result of an increase in average occupancy at the property of 5.5%, to 94.1% for the six months ended June 30, 2000, from 88.6% for the same period a year earlier. The higher average occupancy increased revenues approximately $70,000. Reduced tenant concessions added approximately $22,000 of revenues, and other income rose $37,000 as well, due primarily to water and sewer income from the billback program that began in early 1999. The decrease in net loss was primarily due to higher revenues, partially offset by increases in expenses totaling $90,000. Operating expenses increased approximately $58,000 as the property was operated at higher occupancy levels. Real estate tax expense was $21,000 higher, and additional depreciation expense of $11,000 resulted from the depreciation of furnishings and capital improvements placed in service throughout 1999.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2000 increased $35,000 to $439,000 from $404,000 for the three months ended June 30, 1999. Net income after depreciation expense for the three months ended June 30, 2000 increased $26,000 to $153,000 from $127,000 for the three months ended June 30, 1999. The increase in revenue is due primarily to lower tenant concessions which increased revenues $17,000, and higher occupancy which increased revenues $12,000. There was also a corresponding rise in other income of $6,000. The increase in net income is primarily the result of higher revenues, offset by a small increase of $2,000 in operating expenses, as well as an increase in depreciation expense of $7,000 as new assets were placed in service and depreciated.


      Total revenues for the six months ended June 30, 2000 increased $36,000 to $857,000 from $821,000 for the six months ended June 30, 1999. Net income after depreciation expense for the six months ended June 30, 2000 decreased $43,000 to $256,000 from $299,000 for the six months ended June 30, 1999. The increase in total revenues is primarily a result of fewer tenant concessions during the current year which added $34,000 of revenues. The decrease in net income is primarily due to increases in operating expenses from the same period a year earlier. Repairs, maintenance and payroll costs were approximately $36,000 higher in the current year as apartments were prepared for new tenants. Utilities expense was $16,000 higher due to the severe weather experienced during the early part of 2000, while expenses for advertising and promotion rose $8,000 as efforts to market the property and attract new tenants were intensified. Depreciation expense increased $14,000 as new assets were placed in service and depreciated, and real estate taxes increased $5,000.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      On September 29, 1999, the Registrant purchased Le Coeur du Monde Apartments for $13,325,000. In connection with the purchase, the Registrant obtained a first mortgage loan of $10,303,000 with a FNMA DUS program lender. The mortgage loan is secured by the property, bears interest at 7.805% per annum and matures on October 1, 2009. (Refer also to Footnote 3 of the Consolidated Financial Statements, and Form 8-K as amended on December 13, 1999, in connection with these transactions.)

Total revenues for the three months ended June 30, 2000 were$399,000. Net loss after depreciation and mortgage interest expense was $41,000. Average occupancy for the period was 85.7%. Total revenues for the six months ended June 30, 2000 were $817,000. Net loss after depreciation and mortgage interest expense was $56,000 for the six months ended June 30, 2000. Average occupancy for the period was 87.5%. Since acquisition, the resident profile has been improved to conform to higher leasing standards. In an ongoing effort to increase occupancy, the Registrant plans to paint the exterior walls, trim, railings and balconies during the remainder of 2000. The Registrant also plans to upgrade the signage for better drive-by visibility.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
               ---------------------------------------------------

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: August 14, 2000                  By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: August 14, 2000                  By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: August 14, 2000                  By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Senior Vice President
                                       (Principal Accounting Officer)