Form 10-Q
period 2000-09-30
SB PARTNERS
filed 2000-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                  FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               -------------------------------------------------
                                             or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ------------------- to --------------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                   13-6294787
---------------------------------------   --------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                        10020
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999....................1

         Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 2000 and 1999.................................2

         Consolidated Statements of Changes in Partners' Capital
             for the nine months ended September 30, 2000
             and the years ended December 31, 1999 and 1998..............3

         Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2000 and 1999.......4

         Notes to Consolidated Financial Statements..................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........8 - 12

         Quantitative and Qualitative Disclosures About
             Market Risk................................................13


Part II  Other Information..............................................13


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                     September 30, 2000 (Unaudited) and
        December 31, 1999 (Audited, but not covered by the report of independent public accountants)
        --------------------------------------------------------------------------------------------
                                                                    September 30,      December 31,
                                                                        2000               1999
                                                                    -------------      ------------

      Assets:
        Investments -
         Real estate, at cost
                 Land                                               $  7,777,153       $  7,777,153
                 Buildings, furnishings and improvements              76,292,860         75,564,949
                 Less - accumulated depreciation                     (18,391,112)       (16,654,948)
                                                                    ------------       ------------
                                                                      65,678,901         66,687,154

        Other assets -
         Cash and cash equivalents                                       500,509          1,344,906
         Cash held by lenders in escrow                                1,654,668          1,362,890
         Other                                                           719,478            905,734
                                                                    ------------       ------------
                      Total assets                                  $ 68,553,556       $ 70,300,684
                                                                    ============       ============
      Liabilities:

         Mortgage notes payable                                     $ 51,096,508       $ 51,626,658
         Accounts payable and accrued expenses                         1,062,422            670,253
         Tenant security deposits                                        258,696            292,723
                                                                    ------------       ------------
                      Total liabilities                               52,417,626         52,589,634
                                                                    ------------       ------------

      Partners' Capital:
         Units of partnership interest without par value;
                 Limited partners - 7,753 units                       16,152,284         17,727,201
                 General partner - 1 unit                                (16,354)           (16,151)
                                                                    ------------       ------------
                      Total partners' capital                         16,135,930         17,711,050
                                                                    ------------       ------------
                      Total liabilities and partners' capital       $ 68,553,556       $ 70,300,684
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



                                                        SB PARTNERS
                                             (A New York Limited Partnership)
                                              ------------------------------

                                    CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                    ------------------------------------------------
                                                                   For The Three Months            For The Nine Months
                                                                    Ended September 30,            Ended September 30,
                                                                 -------------------------      -------------------------
                                                                    2000           1999            2000           1999
                                                                 ----------     ----------      ----------     ----------
Revenues:
   Rental income                                                 $3,047,233     $2,529,822      $8,813,137     $7,340,943
   Interest on short-term investments                                 7,607         60,003          34,332        197,333
   Other                                                            156,404        140,914         467,111        370,597
                                                                 ----------     ----------      ----------     ----------
     Total revenues                                               3,211,244      2,730,739       9,314,581      7,908,873
                                                                 ----------     ----------      ----------     ----------
Expenses:
   Real estate operating expenses                                 1,338,004      1,098,268       3,796,892      3,195,747
   Interest on mortgage notes payable                               926,553        742,196       2,789,330      2,225,433
   Depreciation and amortization                                    608,399        503,141       1,800,989      1,499,382
   Real estate taxes                                                280,105        239,881         838,085        714,871
   Management fees                                                  202,662        191,465         605,097        550,528
   Other                                                             25,054         94,398         167,654        251,675
                                                                 ----------     ----------      ----------     ----------
     Total expenses                                               3,380,778      2,869,349       9,998,048      8,437,636
                                                                 ----------     ----------      ----------     ----------
Net loss                                                           (169,534)      (138,610)       (683,467)      (528,763)

       Loss allocated to general partner                                (22)           (18)            (88)           (68)
                                                                 ----------     ----------      ----------     ----------
       Loss allocated to limited partners                        $ (169,512)    $ (138,592)     $ (683,379)    $ (528,695)
                                                                 ==========     ==========      ==========     ==========

Net Loss Per Unit of Limited Partnership Interest                $   (21.87)    $   (17.88)     $   (88.15)    $   (68.20)
                                                                 ==========     ==========      ==========     ==========
      Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                             7,753          7,753           7,753          7,753
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



                                                    SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the nine months ended September 30, 2000 (Unaudited)
                                  and for the years ended December 31, 1999 and 1998
                      (Audited, but not covered by the report of independent public accountants)
                       ------------------------------------------------------------------------


       Limited Partners:
                                               Units of
                                              Partnership
                                               Interest              Cumulative      Accumulated
                                        ------------------------        Cash          Earnings
                                         Number        Amount       Distributions     (Losses)           Total
                                        ------------------------------------------------------------------------
      Balance, December 31, 1997           7,753    $119,968,973    $(97,728,323)    $(6,237,898)    $16,002,752
       Net income for the period               0               0               0       3,413,818       3,413,818
                                           -----    ------------    ------------     -----------     -----------
      Balance, December 31, 1998           7,753     119,968,973     (97,728,323)     (2,824,080)     19,416,570
       Cash distributions                      0               0        (775,250)              0        (775,250)
       Net loss for the period                 0                               0        (914,119)       (914,119)
                                           -----    ------------    ------------     -----------     -----------
      Balance, December 31, 1999           7,753     119,968,973     (98,503,573)     (3,738,199)     17,727,201
       Cash distributions                      0               0        (891,538)              0        (891,538)
       Net loss for the period                 0               0               0        (683,379)       (683,379)
                                           -----    ------------    ------------     -----------     -----------
      Balance, September 30, 2000          7,753    $119,968,973    $(99,395,111)    $(4,421,578)    $16,152,284
                                           =====    ============    ============     ===========     ===========

       General Partner:
                                               Units of
                                              Partnership
                                               Interest              Cumulative      Accumulated
                                        ------------------------        Cash          Earnings
                                          Number          Amount    Distributions     (Losses)           Total
                                        ------------------------------------------------------------------------
      Balance, December 31, 1997             1           $10,000        $(24,559)        $(1,814)       $(16,373)
       Net income for the period             0                 0               0             440             440
                                            ----         -------        --------         -------        --------
      Balance, December 31, 1998             1            10,000         (24,559)         (1,374)        (15,933)
       Cash distributions                    0                 0            (100)              0            (100)
       Net loss for the period               0                 0               0            (118)           (118)
                                            ----         -------        --------         -------        --------
      Balance, December 31, 1999             1            10,000         (24,659)         (1,492)        (16,151)
       Cash distributions                    0                 0            (115)              0            (115)
       Net loss for the period               0                 0               0             (88)            (88)
                                            ----        -------         --------         -------        --------
      Balance, September 30, 2000            1           $10,000        $(24,774)        $(1,580)       $(16,354)
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

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              ------------------------------------------------
                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                         2000               1999
                                                                    ------------       ------------
      Cash Flows From Operating Activities:
      Net Loss                                                       $  (683,467)      $   (528,763)
       Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                 1,800,989          1,499,382
         Increase in other operating assets                             (170,347)          (507,490)
         Increase in other operating liabilities                         358,142            460,790
                                                                     -----------       ------------
          Net cash provided by operating activities                    1,305,317            923,919
                                                                     -----------       ------------

      Cash Flows Used In Investing Activities:
         Purchase of investment in real estate property                        0        (13,334,127)
         Capital additions to real estate owned                         (727,911)        (1,492,996)
                                                                     -----------       ------------
          Net cash used in investing activities                         (727,911)       (14,827,123)
                                                                     -----------       ------------

      Cash Flows Used In Financing Activities:
          Proceeds from mortgage note payable                                  0         10,303,000
          Distributions paid to partners                                (891,653)          (775,350)
          Principal payments on mortgage notes payable                  (530,150)          (430,808)
          Increase in deferred financing costs                                 0           (148,761)
                                                                     -----------       ------------
          Net cash provided by (used in) financing activities         (1,421,803)         8,948,081
                                                                     -----------       ------------

      Net decrease in cash and cash equivalents                         (844,397)        (4,955,123)
        Cash and cash equivalents, beginning of period                 1,344,906          6,585,252
                                                                     -----------       ------------

        Cash and cash equivalents, end of period                     $   500,509       $  1,630,129
                                                                     ===========       ============


      Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                    $ 2,791,090       $  2,227,164
                                                                     ===========       ============

                The accompanying notes are an integral part of these consolidated statements.

                                        SB PARTNERS
                              (A New York Limited Partnership)
                               ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   ------------------------------------------------------
                          FOR THE PERIODS ENDED SEPTEMBER 30, 2000
                          ----------------------------------------

 (1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
       SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

       The consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

       The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for a full year.

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




(2) INVESTMENTS IN REAL ESTATE
         As of September 30, 2000, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2000 and December 31, 1999:

                                                                      Real Estate at Cost
                          No.of    Year of                          ------------------------
Type                      Prop.  Acquisition    Description         9/30/00         12/31/99
----                      -----  -----------    -----------         -------         --------
Residential properties     5      1983-99     1,746 Apt. Units   $ 84,025,626     $ 83,297,715
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                 ------------     ------------
                                                                   84,070,013       83,342,102
Less: Accumulated depreciation                                    (18,391,112)     (16,654,948)
                                                                 ------------     ------------
                                                                 $ 65,678,901     $ 66,687,154
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




(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                        September 30,  December 31,
                     Interest   Maturity    Installment     Amount Due      -------------  ------------
Property               Rate        Date     Payments(a)     at Maturity         2000            1999
-------------------------------------------------------------------------------------------------------
Holiday Park          6.895%      2/08     $  300,169       $ 3,277,785     $ 3,692,434     $ 3,725,654

Meadowwood            7.550%      1/04      1,914,996        18,979,461      20,271,949      20,551,431

Cypress Key           6.605%      1/09      1,322,707        14,772,418      16,910,855      17,061,002

Le Coeur du Monde(b)  7.805%     10/09        890,447         9,075,763      10,221,270      10,288,571
                                                                            -----------     -----------
                                                                            $51,096,508     $51,626,658
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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
        ----------------------------------------------------------------
General
-------
      The consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 reflect the operations of five residential garden apartment properties. The consolidated financial statements for the three and nine month periods ended September 30, 1999 reflect the operations of four residential garden apartment properties.

      Total revenues for the three months ended September 30, 2000 increased $470,000 to approximately $3,211,000 from approximately $2,741,000 for the three month period ended September 30, 1999. Net loss for the three months ended September 30, 2000 increased $31,000 to approximately $170,000 from approximately $139,000 for the three months ended September 30, 1999.

      Total revenues for the nine months ended September 30, 2000 increased $1,406,000 to approximately $9,315,000 from approximately $7,909,000 for the nine months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 increased $154,000 to approximately $683,000 from approximately $529,000 for the nine months ended September 30, 1999.

      The increase in total revenues and changes in net loss are attributable primarily to the revenues generated by and expenses attributable to Le Coeur du Monde Apartments, the residential community purchased in September of 1999. Please see Form 8-K, as amended on December 13, 1999, filed in connection with this transaction. The three and nine month periods ended September 30, 2000 include additional revenues of $439,000 and $1,257,000, respectively, from Le Coeur du Monde Apartments compared to the same periods in the prior year. Total expenses for the three and nine months ended September 30, 2000 increased $511,000 and $1,560,000, respectively, from the same periods a year earlier, again, primarily due to the acquisition of Le Coeur du Monde Apartments. This new acquisition incurred real estate operating expenses of $136,000, interest expense of $200,000, depreciation expense of $79,000 and real estate tax expense of $31,000 during the three months ended September 30, 2000. For the nine months ended September 30, 2000, Le Coeur du Monde Apartments incurred real estate operating expenses of $385,000, interest expense of $601,000, depreciation expense of $233,000 and real estate tax expense of $94,000.

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

Liquidity and Capital Resources
-------------------------------

      As of September 30, 2000, the Registrant had cash and cash equivalents of approximately $501,000 in addition to $1,655,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $553,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1999. After increasing deposits held in escrow by $292,000, operating activities for the nine months ended September 30, 2000 generated approximately $1,305,000 of cash flow, of which, $728,000 was invested in capital additions to the properties and $530,000 was used to make principal payments on mortgage notes payable. In addition, cash distributions amounting to approximately $892,000, were paid in March 2000 to Unitholders of record on December 31, 1999.

      Total outstanding debt at September 30, 2000, consisted of approximately $51,097,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $183,000 for the remainder of 2000. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended September 30, 2000 increased $42,000 to $1,225,000 from $1,183,000 for the three months ended September 30, 1999. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 2000 increased $33,000 to a net loss of $17,000 from net income of $16,000 for the three months ended September 30, 1999. Higher revenues were primarily the result of higher occupancy levels in the current year. Average occupancy increased 2.3%, to 96% from 93.7% for the same period a year earlier, adding $40,000 to revenues. Increases in rental rates implemented at the property on new and renewing leases added $19,000 to total revenues, and reduced tenant rent concessions added an additional $5,000 of revenue. Partially offsetting the additional revenues was a decrease in miscellaneous income of $22,000, as income arising from corporate tenants in 1999 was not realized in the current period. The increase in net loss is attributable to higher expenses in the current year that more than offset the net increase in revenues described above. Repairs and maintenance costs were $40,000 higher in the current year as landscaping work was completed and additional costs were incurred preparing apartments for new tenants. Depreciation expense was $11,000 higher, as were expenses for utilities. Advertising and promotion expenses increased $8,000 as additional efforts were made to attract and retain new tenants.

      Total revenues for the nine months ended September 30, 2000 increased $88,000 to $3,477,000 from $3,389,000 for the nine months ended September 30, 1999. Net loss after depreciation and mortgage interest expense decreased $38,000 to $7,000 from $45,000 for the nine months ended September 30, 1999. The increase in revenues was primarily the result of higher rental rates implemented at the property on new and renewing leases, which added $78,000 to revenues. An increase in average occupancy added $13,000 of revenue as the average occupancy rate increased 0.7%, to 92.0% from 91.3% for the same period last year. Lower tenant rent concessions also added approximately $15,000 to total revenues. Net loss was reduced primarily as a result of the additional revenues realized in the current period, partially offset by increased expenses, including an increase of $20,000 of depreciation expense, $14,000 in utilities expense, $10,000 in professional fees, and $5,000 of insurance expense.

Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended September 30, 2000 increased $24,000 to $324,000 from $300,000 for the three months ended September 30, 1999. Net income after depreciation and mortgage interest expense for the three months ended September 30, 2000 increased $19,000 to $36,000 from $17,000 for the three months ended September 30, 1999. Higher revenues were primarily due to an increase of 1% in the average occupancy rate, to 91.4% from 90.4% for the period a year earlier, which added $10,000 to revenues, while higher rental rates on new and renewing leases added approximately $5,000 to revenues. Revenue from miscellaneous items was $8,000 higher, in part as a result of the water and sewer billback program that began in mid-1999. The increase in net income was primarily a result of the increase in revenues, partially offset by a net increase in operating expenses. Repairs and maintenance costs were $13,000 higher as more units were prepared for new tenants, however, utilities expense was $8,000 lower.

      Total revenues for the nine months ended September 30, 2000 increased $31,000 to $941,000 from $910,000 for the nine months ended September 30, 1999. Net income after depreciation and mortgage interest expense for the nine month period ended September 30, 2000 decreased $3,000 to $73,000 from $76,000 for the nine months period ended September 30, 1999. Higher revenues were due primarily to increases in rental rates on new and renewing leases which added $18,000 of revenues, and an increase of $13,000 in other income from the water and sewer billback program. Net income was reduced as total expenses were $35,000 higher in the current year as compared to the prior year, more than offsetting the increase in revenues. Increased costs of operating the property at higher occupancy levels included additional repairs and maintenance costs of $12,000 and payroll costs of $3,000. Advertising and promotion costs were $5,000 higher as the property intensified efforts to maintain market share. Other increased costs included insurance costs of $2,000 and depreciation expense of $3,000. As the Tampa area is experiencing significant growth and there are no new multifamily communities planned in Holiday Park's immediate vicinity, the Registrant believes occupancy will continue to improve in future periods.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended September 30, 2000 decreased $11,000 to $765,000 from $776,000 for the three months ended September 30, 1999. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 2000 increased $53,000 to $91,000 from $38,000 for the three months ended September 30, 1999. While increases in rental rates implemented at the property on new and renewing leases added $6,000 to revenues, additional tenant rent concessions of $18,000 were made in the current period in order to maintain market share. The increase in net loss was due, in part, to the lower revenues, and to an increase in total expenses of $42,000. Additional costs included repairs and maintenance expense of $23,000, payroll of $7,000, real estate tax of $8,000 and depreciation expense $5,000.

      Total revenues for the nine months ended September 30, 2000 increased $118,000 to $2,295,000 from $2,177,000 for the nine months ended September 30, 1999. Net loss after depreciation and mortgage interest expense for the nine month period ended September 30, 2000 increased $15,000 to $255,000 from $240,000 for the nine months ended September 30, 1999. Higher revenues were primarily the result of an increase in average occupancy at the property of 3.2%, to 93.8% for the nine months ended September 30, 2000, from 90.6% for the same period a year earlier. The higher average occupancy increased revenues approximately $59,000. Other income rose $45,000, due primarily to water and sewer income from the billback program that began in early 1999. The increase in net loss was primarily due to increases in expenses totaling $132,000, which more than offset the additional revenues. Operating expenses increased approximately $125,000 as the rate of turnover of tenants accelerated in the current year, and the property was operated at higher occupancy levels. Repairs and maintenance costs were $68,000 higher as apartments were made ready for new tenants, payroll costs increased $14,000, and there were additional expenses of $6,000 for advertising and promotion. Real estate tax expense was $29,000 higher, and additional depreciation expense of $16,000 resulted from the depreciation of furnishings and capital improvements placed in service throughout 1999.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended September 30, 2000 increased $40,000 to $439,000 from $399,000 for the three months ended September 30, 1999. Net income after depreciation expense for the three months ended September 30, 2000 increased $61,000 to $157,000 from $96,000 for the three months ended September 30, 1999. The increase in revenue is due primarily to fewer tenant rent concessions which increased revenues $21,000, and higher occupancy which increased revenues $18,000. Average occupancy increased 2.6%, to 92.8% for the three months ended September 30, 2000, from 90.2% for the same period a year earlier. The increase in net income is primarily the result of higher revenues, augmented by lower operating expenses. Repairs and maintenance costs were reduced $11,000 as the rate of turnover and the resulting turnover expenses slowed, and expenses for advertising and promotion were reduced $10,000 as the need for promotion eased in the current period.


      Total revenues for the nine months ended September 30, 2000 increased $76,000 to $1,296,000 from $1,220,000 for the nine months ended September 30, 1999. Net income after depreciation expense for the nine months ended September 30, 2000 increased $17,000 to $413,000 from $396,000 for the nine months ended September 30, 1999. The increase in total revenues is primarily a result of lower tenant rent concessions during the current period which added $55,000 of revenues, and an increase in average occupancy of 1.2%, to 92.3% from 91.1% for the same period a year earlier, which added $15,000 to revenues. The increase in net income is primarily due to the additional revenues realized in the current year, partially offset by higher operating expenses. Repairs and maintenance costs were $16,000 higher in the current year as more apartments were prepared for new tenants. Utilities expense was $17,000 higher, primarily due to the severe weather experienced in the region during the early part of 2000, and depreciation expense increased $22,000 as new assets were placed in service and depreciated.


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

      Total revenues for the three months ended September 30, 2000 were $449,000. Net loss after depreciation and mortgage interest expense was $1,000. Average occupancy for the period was 91.6%. Total revenues for the nine months ended September 30, 2000 were $1,267,000. Net loss after depreciation and mortgage interest expense was $57,000. Average occupancy for the nine month period was 89.3%. Since acquisition, the resident profile has been improved to conform to higher leasing standards. Efforts to raise the average occupancy level are showing results as the occupancy rate continues to rise. In an ongoing effort to increase occupancy, the Registrant plans to paint the exterior walls, trim, railings and balconies during the remainder of 2000.
The Registrant also plans to upgrade the signage for better drive-by visibility.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                     ABOUT MARKET RISK
                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   ------------------------------------------------------

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: November 14, 2000            By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: November 14, 2000            By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: November 14, 2000            By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Senior Vice President
                                       (Principal Accounting Officer)