Form 10-K
period 2000-12-31
SB PARTNERS
filed 2001-04-02
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2000
                          ------------------------------------------------------
                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required}
For the transition  period from                         to
                               ------------------------   ----------------------
Commission file Number 0-8952
                       ---------------------------------------------------------
                                   SB Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                                13-6294787
-----------------------------------------     ----------------------------------
         (State of other Jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

      1251 Avenue of the Americas, N.Y., N.Y.                         10020
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's  telephone  number, including area code (212) 408-2900
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
         NONE
-------------------------             ------------------------------------------
-------------------------             ------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

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

                                      None
                                      ----

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real properties. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2000, the Registrant owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida.

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

Recent Developments and Real Estate Investment Factors
------------------------------------------------------

The United States economy continued to expand appreciably during the first half of 2000. Constraints on the availability of labor created upward pressure on wages and the threat of inflation as consumer price indexes showed indications of accelerating increases. In the real estate sector, occupancy rates were steady, and construction activity remained strong. As the economy continued to expand, the threat of inflationary pressures and an overheated economy prompted the United States Federal Reserve Board to raise interest rates three times during the year. Despite rising interest rates, sales of new and existing homes were strong in many areas of the country.

During the latter half of 2000, the economy showed signs of becoming sluggish. Inflation rates were generally higher than in the previous three to five years and stock markets underwent dramatic reversals of gains amassed over the prior two years. Continued labor shortages and higher energy prices added to the cost of operating rental properties. Real estate construction activity slowed in some areas. Many banking institutions reported a general tightening of credit policy, although interest rates were declining from levels seen earlier in 2000 in anticipation of a decision by the Federal Reserve Board to reduce interest rates.

Despite the tightening of credit standards towards the end of the year, debt and equity capital was generally more available to real estate companies and at lower costs. In particular, many apartment owners and investors benefited from a lower interest rate environment with decreased mortgage borrowing rates of approximately 100 basis points in the last six months of the year. Lower interest rates provided strong demand for apartment properties and the Registrant believes that values in many, but not all, areas remained stable during the year.

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

2000 Legislation:
-----------------

On December 21, 2000, the President signed into law an end-of-session budget bill (H.R. 4577) containing a 10-year, $32 billion tax relief package. The Community Renewal Tax Relief Act of 2000 primarily contains incentives for economically distressed urban and rural areas. For example, the bill extends and expands empowerment zones and creates "renewal communities" eligible for empowerment zone-type tax benefits. Other provisions extend and expand the low-income housing credit, enhance the deduction for corporate donations of computer equipment and permit expensing of "brownfield" cleanup costs.

Repealing legislation enacted in 1999, the President also signed the Installment Tax Correction Act of 2000 into law. This bill retroactively reinstates the installment method for accrual basis taxpayers, effective for sales or other dispositions occurring on or after December 17, 1999.

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

There are approximately 45 full and part-time on-site project personnel employed at the Registrant's properties.

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

The Registrant reports to its Unitholders on a quarterly and annual basis. The annual report is audited by an independent public accountant who expresses an opinion on the Registrant's financial statements. Refer to the Consolidated Financial Statements and Notes included elsewhere in this annual report on Form 10-K.

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 2000 are set forth on the Summary of Properties schedule on the page immediately following.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.


                                                     SB PARTNERS
                                                Summary of Properties
                                               As of December 31, 2000
                                                                                                    Occupancy
                                                          Description        Acquisition   Percent      at        Mortgage
           Property                Location        Sq. Ft.   Units   Acres      Date      Ownership  12/31/00     Payable
Apartments:

Meadowwood Apts.               Reno, NV            529,000     704    30.0     May 1983      100%     95.9%     $20,175,226
Holiday Park Apts.             Holiday, FL         220,000     244    21.5     Jan 1991      100%     91.4%     $ 3,680,975
Cypress Key Apts.              Orlando, FL         323,000     360    22.7     Aug 1998      100%     98.1%     $16,859,135
Halton Place Apts.             Greenville, SC      233,000     246    20.6     Dec 1998      100%     89.4%     $         0
Le Coeur du Monde Apts.        St. Louis, MO       177,000     192    12.3     Sep 1999      100%     85.9%     $10,197,950
                                                 ---------   -----   -----
                                                 1,482,000   1,746   107.1
                                                 =========   =====   =====


Land:

Unimproved land (a)            Holiday, FL           n/a      n/a     13.9     Jul 1978      100%      n/a      $         0

Additional information regarding properties owned by the Registrant:
                                                   2000     1999     1998     1997    1996
                                                   ----     ----     ----     ----    ----
Average Occupancy (b)
-----------------
Meadowwood Apts.                                  93.5%     91.5%    85.5%    88.8%   94.9%
Holiday Park Apts.                                91.5%     91.0%    94.0%    93.2%   91.0%
Cypress Key Apts.                                 94.0%     91.0%    88.0%     n/a     n/a
Halton Place Apts.                                91.6%     91.0%    95.0%     n/a     n/a
Le Coeur du Monde Apts.                           89.0%     96.0%     n/a      n/a     n/a


Effective Annual Rent (c)
--------------------
Meadowwood Apts.                                 $6,454    $6,143   $5,717   $5,987  $6,372
Holiday Park Apts.                               $4,861    $4,772   $4,800   $4,604  $4,335
Cypress Key Apts.                                $7,866    $7,661   $7,475     n/a     n/a
Halton Place Apts.                               $6,610    $6,333   $5,495     n/a     n/a
Le Coeur du Monde Apts.                          $8,513    $9,383     n/a      n/a     n/a

(a) Land is adjacent to Holiday Park Apartments.
(b) For period of ownership.
(c) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.



      13                            PART II
                                    -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2000 was 3,526.

At various times, the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $100 per unit totaling $775,350 was paid in March 2001 to Unitholders of record on December 31, 2000. Including the current amount, distributions to date have totaled $100,195,235, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.


ITEM 6.SELECTED FINANCIAL DATA
       -----------------------

Selected Financial Data is set forth on the table on the following page. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K.

SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the
Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles. This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.
                                                                          For the Years Ended December 31,
                                                            2000           1999            1998            1997           1996
                                                            ----           ----            ----            ----           ----
                                                                                (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                      $ 12,501        $11,063         $ 9,512        $  9,066        $ 15,430
Operating Expenses, less
  Depreciation and Amortization                           (11,052)        (9,854)         (8,545)         (8,663)        (20,029)

Depreciation and Amortization                              (2,415)        (2,123)         (1,426)         (1,723)         (3,466)
                                                         --------        -------         -------        --------        --------
Loss from Operations                                         (966)          (914)           (459)         (1,320)         (8,065)

Gain on Sale of Investments in Real Estate                      0              0           3,873           1,404               0
Equity in Net Income of Joint Venture                           0              0               0             316             426
                                                         --------        -------         -------        --------        --------
Net Income (Loss) before Extraordinary Gain                  (966)          (914)          3,414             400          (7,639)

Gain on Dispositions of Investments in Real Estate
  through Discharge of Indebtedness                             0              0               0               0          11,951
                                                         --------        -------         -------        --------        --------
Net Income (Loss)                                        $   (966)       $  (914)        $ 3,414        $    400        $  4,312
                                                         ========        =======         =======        ========        ========

Net Income (Loss) per Unit of Partnership Interest:
  Net Income (Loss) before Extraordinary Gain            $   (125)       $  (118)        $   440        $     52        $   (985)
  Extraordinary Gain                                            0        $     0         $     0        $      0        $  1,541
  Net Income (Loss)                                      $   (125)       $  (118)        $   440        $     52        $    556

Distributions per Unit of Partnership Interest           $    100        $   115         $   100        $      0        $      0

Weighted Average Number of
  Partnership Units Outstanding                             7,754          7,754           7,754           7,754           7,754

Balance Sheet Data at Year End:

Real Estate, net                                         $ 65,345        $66,687         $53,570        $ 18,502        $ 32,357
Real Estate Assets Held for Sale                         $      0        $     0         $     0        $ 24,926        $      0
Investment in Joint Venture                              $      0        $     0         $     0        $      0        $ 10,742
Total Assets                                             $ 67,791        $70,301         $62,089        $ 45,667        $ 47,775
Mortgage Notes Payable, net                              $ 50,913        $51,627         $41,918        $ 28,742        $ 30,752


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2000, the Registrant had cash and cash equivalents of approximately $475,000 in addition to $1,138,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,095,000 less than cash, cash equivalents and deposits held in escrow on December 31, 1999. After decreasing deposits held in escrow by $225,000, operating activities for the year ended December 31, 2000 generated approximately $1,721,000 of cash flow; of which, $986,000 was invested in capital additions to the properties and $713,000 of principal payments were made on mortgage notes payable during the year. In addition, cash distributions amounting to approximately $892,000 were paid in March 2000 to Unitholders of record on December 31, 1999.

Total outstanding debt at December 31, 2000 consisted of approximately $50,900,000 of nonrecourse first mortgage notes secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $766,000 in 2001. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

As of December 31, 2000, Halton Place Apartments was unencumbered. However, on March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by the apartment community. The credit facility is for a term of two years. In March 2001, the Registrant borrowed $700,000 under the credit facility. Borrowings, which bear interest at LIBOR plus 1.95%, may be used for working capital and/or acquisitions. Investigations of appropriate new acquisitions are ongoing.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

For the third consecutive year since the repositioning of the portfolio, the Registrant made a distribution to the Unitholders. In March 2001, a distribution of $100 per Unit was made to Unitholders of record as of December 31, 2000. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2000 VS. 1999
-------------

     Total revenues increased $1,438,000 to $12,501,000 in 2000 from $11,063,000 in 1999. Net loss increased $52,000 to $966,000 in 2000 from $914,000 in 1999.

The changes in total revenues and net loss reflect the changes in the composition of the portfolio from year to year. The most recent addition to the portfolio, Le Coeur du Monde Apartments, added nearly $1,200,000 to total revenues in the current year. Efforts to regain market share in the Reno submarket continued to yield results in 2000 as improved occupancy and higher rental rates at Meadowwood Apartments added $193,000 to total revenues in 2000.

Operating expenses were higher in 2000 principally because Le Coeur du Monde Apartments was operated for a full year and incurred a full year's expenses in 2000, whereas expenses for 1999 reflect only three months of operation for this apartment community. Furthermore, to remain competitive and increase occupancy rates, repairs and maintenance efforts were intensified at all the properties and additional costs were incurred.

In September of 1999, the Registrant obtained a mortgage loan on Le Coeur du Monde Apartments in connection with the acquisition of the property. The increase in interest expense from 1999 to 2000 is primarily due to the interest incurred for this loan which was outstanding for the entire year of 2000 but only for the period of ownership during 1999.

The changes in depreciation expense and real estate taxes also reflect the different periods of ownership of Le Coeur du Monde Apartments. In 2000, a full year of depreciation and real estate taxes were recorded.

For additional analysis, please refer to the discussions of the individual properties below.

Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues increased $193,000 to $4,715,000 in 2000 from $4,522,000 in 1999.
Net income after depreciation and mortgage interest expense increased $102,000 to net income of $45,000 in 2000 from a net loss of $57,000 in 1999.

The increase in total revenues was primarily the result of higher rental rates implemented at the property on new and renewing leases, which added $99,000 to revenue. An increase in average occupancy of 2.0%, to 93.5% in 2000 from 91.5% in 1999, added approximately $89,000 to total revenues, and lower rent concessions also added $16,000 to revenues. Partially offsetting the higher revenues was a decrease in miscellaneous income which reduced revenue by $26,000. Occupancy has improved as a result of regaining market share previously lost to newly constructed multifamily apartment communities as the capital improvement program implemented in 1998 continued to attract new tenants to the property. The increase in net income after depreciation and mortgage interest expense is due primarily to the increase in revenues, partially offset by an increase of $91,000 in total expenses. Additional costs of operating the property at higher occupancy levels included increases in advertising and promotion costs of $13,000, general and administrative costs of $17,000, and other fees of $27,000. Utility costs were also $38,000 higher in 2000, due, in part, to higher rates charged by providers. The registrant is working with a utility provider and may possibly recover a portion of 2000 expenses. Depreciation of the upgrades completed in the capital improvement program added $27,000 to depreciation expense in 2000. A reduction of $27,000 in interest expense served to offset the additional depreciation expense, as cumulative payments on the principal outstanding reduced the interest due on the loan during the year.


Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased $49,000 to $1,262,000 in 2000 from $1,213,000 in 1999.
Net income after depreciation and mortgage interest expense decreased $25,000 to $72,000 in 2000 from $97,000 in 1999.

The increase in revenues was primarily a result of higher miscellaneous income, primarily from the utility billback program, which increased revenues $27,000. In addition, an increase in rental rates implemented at the property increased revenues $24,000. The decrease in net income after depreciation and mortgage interest expense is due primarily to an increase of $74,000 in total expenses, more than offsetting the increase in total revenues. Increased costs of operating the property included an increase in repair and maintenance of $16,000 and payroll costs of $5,000. Utility expenses increased $12,000 primarily due to a retroactive adjustment charged by a utility provider. Advertising and promotion increased $5,000 as the property maintained efforts to retain market share. In addition, real estate taxes increased $17,000, other fees increased $13,000, and depreciation expense was $3,000 higher as assets recently placed in service were depreciated.

Cypress Key Apartments (Orlando, Florida)
----------------------
Total revenues increased $120,000 to $3,049,000 in 2000 from $2,929,000 in 1999.
Net loss after depreciation and mortgage interest expense increased $57,000 to $310,000 in 2000 from $253,000 in 1999.

The increase in total revenues was due primarily to an increase in average occupancy of 3.0%, to 94.0% in 2000 from 91.0% in 1999, which added approximately $86,000 to total revenues. Miscellaneous income was also higher, by $61,000, in large part due to income from the utility billback program. An increase in tenant concessions reduced income by $34,000, partially offsetting the other increases in revenues. The increase in net loss after depreciation and mortgage interest expense was due primarily to an increase of $178,000 in expenses, more than offsetting the higher revenues from the property. As the occupancy rate rose, turnover costs followed, including increases in repairs and maintenance costs of $128,000, payroll of $26,000, and administrative costs of $20,000. Utility costs decreased $18,000, in large part as a result of lower utility costs incurred to maintain the lower number of vacant units. Depreciation expense increased $19,000 as new assets were placed in service and depreciated. A reduction of $13,000 in interest expense served to offset some of the operating expenses, as cumulative payments on the principal outstanding reduced the interest due on the loan.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues increased $75,000 to $1,711,000 in 2000 from $1,636,000 in 1999.
Net income after depreciation expense increased $26,000 to $539,000 in 2000 from $513,000 in 1999.

The increase in total revenues is due primarily to lower tenant concessions of $44,000. In addition, occupancy rose 0.6% to 91.6% in 2000 from 91.0% in 1999, adding $12,000 to income. Miscellaneous income was also higher, by $13,000. The increase in net income is due to the increase in total revenues, partially offset by a $49,000 increase in total expenses. Repairs and maintenance costs were $17,000 higher in the current year as more apartments were prepared for new tenants. Utilities expense was $18,000 higher, primarily due to the severe weather experienced in the region during the early part of 2000, and higher costs for water and sewer charges in the current year. Depreciation expense increased $20,000 as new assets were placed in service and depreciated.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues increased $1,231,000 to $1,697,000 in 2000 from $466,000 in 1999.
Net loss after interest and depreciation expense increased $197,000 to $99,000 in 2000 from net income of $98,000 in 1999.

As the property was purchased on September 29, 1999, the reporting period for that year was approximately three months long, whereas the reporting period for 2000 reflects a full year of ownership. In 2000, the Registrant has maintained occupancy levels at the property of approximately eighty-nine percent, while the resident profile has been improved to conform to higher leasing standards. During 2000, projects to improve curb appeal and maintain increased market share included the exterior walls, trim, railings and balconies.

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

The decrease in revenues was primarily a result of lower occupancy, which reduced revenues by $37,000. Average occupancy decreased 3.0% to 91.0% in 1999 from 94.0% in 1998. Lower occupancy reflected the low interest rates available to consumers which made homebuying a viable alternative to apartment living. The majority of move-out notices that Holiday Park received in 1999 were due to home purchases by former residents. Nevertheless, an increase in rental rates implemented at the property increased revenues $40,000, while tenant concessions increased $10,000. There was also a small rise in miscellaneous income of $3,000 during the current year. Holiday Park had an increase in marketing and advertising expense of $5,000 in an effort to reverse the downward trend in occupancy, although the property reduced repairs and maintenance costs by $15,000 during the year. Since some assets have been fully depreciated, depreciation expense decreased approximately $4,000. However, net income improved primarily as a result of reduced debt service costs. Interest expense for the period decreased $6,000 from the prior period as a result of refinancing the mortgage loan at a lower interest rate during 1998. Furthermore, amortization of costs associated with the financing of the loan encumbering the property decreased $46,000. In 1998, a one-time charge against earnings of $43,000 was recorded to write off the unamortized costs associated with the loan that was refinanced.

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

Average occupancy for 1999 was 91.0%, while average occupancy from the date of purchase through December 31, 1998 was 88.0%. Certain leases entered into by the former owners were not up to the standards employed by the Registrant and were not renewed. This caused a temporary decline in occupancy, however, occupancy rates have risen steadily throughout 1999.


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

Total revenues for the period of ownership were $466,000. Net income after depreciation and mortgage interest expense was $98,000. Average occupancy for the period of ownership was 96.0%. Major components of expense included real estate operating costs of $93,000, interest expense at $138,000, depreciation expense of $101,000 and real estate taxes of $32,000.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

 On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates. As such, the Registrant has market risk to the extent interest rates fluctuate during the two year term and funds are advanced by the bank under the agreement. The Registrant does not believe this limited exposure to market risk will have a material adverse effect on its financial position or results of its operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the Report of Independent Public Accountants thereon, are contained herein on pages 28 through 38 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 39 through 42 of this report.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ------------------------------------------------
       ACCOUNTING AND FINANCIAL DISCLOSURE
       -----------------------------------

NONE.

                                   PART III
                                   --------
ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

The Registrant has no executive officers or directors. All of its business affairs are handled by its General Partner, SB Partners Real Estate Corporation (the "General Partner").

The directors and executive officers of the General Partner are elected by Sentinel Holdings Corporation ("SHC") as its sole shareholder to serve until their successors are duly elected and qualified. The limited partners of the Registrant are not entitled to vote in their election.

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         58       President & Director

         Michael J. Weinberger     65       Director

         Millie C. Cassidy         55       Director

         David Weiner              65       Director

         Christine Kurtz           46       Director

         Elizabeth B. Longo        49       Treasurer

         Anita Breslin             44       First Vice President

         Jacques Lewis             51       Vice President

Mr. Streicker joined the General Partner in May 1976. He has been President and a Director since April 1984. He is President of SHC and its parent company, J.H. Streicker & Co., Inc.

Mr. Weinberger, a Certified Property Manager, joined the General Partner in February 1973, and has been a Director since April 1984. He is the residential portfolio manager for the Southeastern region.

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

Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-six years of real estate related financial experience.

Ms. Breslin joined the General Partner in 1978. She is the portfolio manager responsible for residential property transactions and management for the Northeastern region.

Mr. Lewis joined the General Partner in 1994. He is the portfolio manager responsible for residential property transactions and management for the Northwestern region.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------

The Registrant has no executive officers or directors.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 2000, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b) As of December 31, 2000, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest, however, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc. (formerly known as SRE Investor Services, Inc.), an affiliate of the General Partner, owned 955.8 Units of Limited Partnership Interest representing 12.3% of the outstanding number of Units on December 31, 2000. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on December 22, 2000, when the total number of Units held surpassed 12% of the outstanding number of Units.

(c) During the year ended December 31, 2000, there have been no changes in control of the Registrant or the General Partner.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $806,818, $734,050, and $835,502 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2000, 1999 or 1998.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $767,467, $705,772, and $582,791 in 2000, 1999, and 1998, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold, or held, title to these properties. A trust company affiliated with the General Partner holds, or held, the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $86,561, $46,914, and $27,545 in 2000, 1999, 1998, respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 8 in the consolidated financial statements.

                                    PART IV
                                    -------

ITEM 14.EXHIBITS, FINANCIAL STATEMENT
        -----------------------------
        SCHEDULES AND REPORTS ON FORM 8-K
        ---------------------------------

(a) (1) Financial statements - The Registrant's 2000 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

    (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 27. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b) Exhibits Incorporated by Reference -

                                       Incorporated by
Description                            Reference to
-----------                            ---------------
Agreement of  Limited Partnership      Exhibit A to Registration Statement
                                       on Form S-11 as filed with the Securities and Exchange Commission on May 16, 1985.

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


                                             SB PARTNERS
                                             -----------

                                        By:  SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             GENERAL PARTNER


April 2, 2001                                /s/ John H. Streicker
                                             -----------------------------------
                                        By:  John H. Streicker
                                             President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Position                Date
---------                                  --------                ----

/s/ John H. Streicker               Chief Executive Officer
---------------------                    and Director              April 2, 2001
John H. Streicker


/s/ Elizabeth B. Longo              Chief Financial Officer
----------------------          (Principal Financial Officer)      April 2, 2001
Elizabeth B. Longo


/s/ George N. Tietjen III               Vice President
-------------------------       (Principal Accounting Officer)     April 2, 2001
George N. Tietjen III

                                  SB PARTNERS

                        ITEMS 8 and 14 (a) (1) and (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                ----------------------------------------------
                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                   -----------------------------------------

Report of Independent Public Accountants.............................28

Consolidated Balance Sheets as of December 31, 2000 and 1999.........29

Consolidated Statements of Operations
       for the years ended December 31, 2000, 1999 and 1998..........30

Consolidated Statements of Changes in Partners' Capital
       for the years ended December 31, 2000, 1999 and 1998..........31

Consolidated Statements of Cash Flows
       for the years ended December 31, 2000, 1999 and 1998..........32

Notes to Consolidated Financial Statements......................33 - 38

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation
       December 31, 2000........................................39 - 42

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of SB Partners:


       We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

New York, New York
January 30, 2001


 SB PARTNERS
 CONSOLIDATED BALANCE SHEETS
                                                                                     As of December 31,
                                                                                   2000              1999
                                                                                ----------------------------
 ASSETS:
   Investments -
       Real Estate, at cost
            Land                                                               $  7,777,153      $  7,777,153
            Buildings, furnishings and improvements                              76,551,411        75,564,949
            Less - accumulated depreciation                                     (18,983,204)      (16,654,948)
                                                                               ------------      ------------
                                                                                 65,345,360        66,687,154

   Other Assets -
       Cash and cash equivalents                                                    474,689         1,344,906
       Cash held by lenders in escrow                                             1,138,085         1,362,890
       Other                                                                        832,888           905,734
                                                                               ------------      ------------
                     Total assets                                              $ 67,791,022      $ 70,300,684
                                                                               ============      ============
 LIABILITIES:
       Mortgage notes payable                                                  $ 50,913,286      $ 51,626,658
       Accounts payable and accrued expenses                                        781,855           670,253
       Tenant security deposits                                                     242,778           292,723
                                                                               ------------      ------------
                     Total liabilities                                           51,937,919        52,589,634
                                                                               ------------      ------------
 PARTNERS' CAPITAL:
       Units of partnership interest without par value;
            Limited partners - 7,753 units                                       15,869,494        17,727,201
            General partner - 1 unit                                                (16,391)          (16,151)
                                                                               ------------      ------------
                     Total partners' capital                                     15,853,103        17,711,050
                                                                               ------------      ------------
                     Total liabilities and partners' capital                   $ 67,791,022      $ 70,300,684
                                                                               ============      ============

           The accompanying notes are an integral part of these consolidated balance sheets.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                        For the Years Ended December 31,
                                                                                    2000              1999             1998
                                                                                  -------------------------------------------
REVENUES
 Rental income                                                                  $11,826,046       $10,261,144       $8,541,709
 Interest on short-term investments                                                  61,985           291,645          331,210
 Other                                                                              612,653           510,021          638,662
                                                                                -----------       -----------       ----------
     Total revenues                                                              12,500,684        11,062,810        9,511,581
                                                                                -----------       -----------       ----------
EXPENSES
 Real estate operating expenses                                                   5,158,938         4,498,597        4,578,613
 Interest on mortgage notes and other loans payable                               3,712,580         3,094,484        2,041,952
 Depreciation and amortization                                                    2,414,690         2,123,464        1,425,744
 Management fees                                                                    806,818           734,050          835,502
 Real estate taxes                                                                1,061,443           958,002          698,144
 Other                                                                              312,509           568,450          391,101
                                                                                -----------       -----------       ----------
     Total expenses                                                              13,466,978        11,977,047        9,971,056
                                                                                -----------       -----------       ----------
     Loss from operations                                                          (966,294)         (914,237)        (459,475)

Gain on sale of investments in real estate                                                0                 0        3,873,733
                                                                                -----------       -----------       ----------
NET INCOME (LOSS)                                                                  (966,294)         (914,237)       3,414,258
 Net income (loss) allocated to general partner                                        (125)             (118)             440
                                                                                -----------       -----------       ----------
 Net income (loss) allocated to limited partners                                $  (966,169)      $  (914,119)      $3,413,818
                                                                                ===========       ===========       ==========

 NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST                     $      (125)      $      (118)      $      440
                                                                                ===========       ===========       ==========
WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
    PARTNERSHIP INTEREST OUTSTANDING                                                  7,753             7,753            7,753
                                                                                ===========       ===========       ==========

                         The accompanying notes are an integral part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

 Limited Partners:
                                       Units of
                                      Partnership
                                       Interest               Cumulative        Accumulated
                                 --------------------            Cash            Earnings
                                 Number       Amount        Distributions        (Losses)           Total
                                 ----------------------------------------------------------------------------
 Balance, December 31, 1997       7,753   $119,968,973       $(97,728,323)      $(6,237,898)      $16,002,752
  Net income for the year             0              0                  0         3,413,818         3,413,818
                                  -----   ------------       ------------       -----------       -----------
 Balance, December 31, 1998       7,753    119,968,973        (97,728,323)       (2,824,080)       19,416,570
  Cash distributions                  0              0           (775,250)                0          (775,250)
  Net loss for the year               0              0                  0          (914,119)         (914,119)
                                  -----   ------------       ------------       -----------       -----------
 Balance, December 31, 1999       7,753    119,968,973        (98,503,573)       (3,738,199)       17,727,201
  Cash distributions                  0              0           (891,538)                0          (891,538)
  Net loss for the year               0              0                  0          (966,169)         (966,169)
                                  -----   ------------       ------------       -----------       -----------
Balance, December 31, 2000        7,753   $119,968,973       $(99,395,111)      $(4,704,368)      $15,869,494
                                  =====   ============       ============       ===========       ===========




 General Partner:
                                       Units of
                                      Partnership
                                       Interest               Cumulative        Accumulated
                                 --------------------            Cash            Earnings
                                 Number       Amount        Distributions        (Losses)           Total
                                 ----------------------------------------------------------------------------
 Balance, December 31, 1997        1           $10,000           $(24,559)          $(1,814)         $(16,373)
  Net income for the year          0                 0                  0               440               440
                                  ---          -------           --------           -------          --------
 Balance, December 31, 1998        1            10,000            (24,559)           (1,374)          (15,933)
  Cash distributions               0                 0               (100)                0              (100)
  Net loss for the year            0                 0                  0              (118)             (118)
                                  ---          -------           --------           -------          --------
Balance, December 31, 1999         1            10,000            (24,659)           (1,492)          (16,151)
  Cash distributions               0                 0               (115)                0              (115)
  Net loss for the year            0                 0                  0              (125)             (125)
                                  ---          -------           --------           -------          --------
Balance, December 31, 2000         1           $10,000           $(24,774)          $(1,617)         $(16,391)
                                  ===          =======           ========           =======          ========

               The accompanying notes are an integral part of these consolidated statements.

 SB PARTNERS
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      For the years ended December 31,
                                                                                   2000               1999            1998
                                                                                 -------------------------------------------
 Cash Flows From Operating Activities:
 Net income (loss)                                                              $  (966,294)     $   (914,237)    $  3,414,258
  Adjustments to reconcile net income (loss)
   to net cash providedby operating activities:
    Gain on sale of investments in real estate                                            0                 0       (3,873,733)
    Depreciation and amortization                                                 2,414,690         2,123,464        1,425,744
    (Increase) decrease in other operating assets                                   211,217          (263,263)        (218,936)
    Increase (decrease) in other operating liabilities                               61,657           192,681         (168,479)
                                                                                -----------      ------------     ------------
      Net cash provided by operating activities                                   1,721,270         1,138,645          578,854
                                                                                -----------      ------------     ------------
 Cash Flows From Investing Activities:
    Net proceeds from sales/dispositions of investments in real estate                    0                 0       29,210,371
    Acquisition of real estate investments                                                0       (13,372,135)     (35,305,088)
    Capital additions to real estate owned                                         (986,462)       (1,791,677)      (1,305,719)
                                                                                -----------      ------------     ------------
      Net cash used in investing activities                                        (986,462)      (15,163,812)      (7,400,436)
                                                                                -----------      ------------     ------------
 Cash Flows From Financing Activities:
    Proceeds from mortgage notes and other loans payable                                  0        10,303,000       21,050,000
    Retirement of mortgage notes and other loans payable                                  0                 0       (7,514,832)
    Principal payments on mortgage notes and other loans payable                   (713,372)         (594,068)        (359,417)
    Increase in deferred financing costs                                                  0          (148,761)        (318,677)
    Distributions paid to partners                                                 (891,653)         (775,350)               0
                                                                                -----------      ------------     ------------
      Net cash provided by (used in) financing activities                        (1,605,025)        8,784,821       12,857,074
                                                                                -----------      ------------     ------------

 Net increase (decrease) in cash and cash equivalents                              (870,217)       (5,240,346)       6,035,492
   Cash and cash equivalents at beginning of year                                 1,344,906         6,585,252          549,760
                                                                                -----------      ------------     ------------
   Cash and cash equivalents at end of year                                     $   474,689      $  1,344,906     $  6,585,252
                                                                                ===========      ============     ============
 Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                      $ 3,714,949      $  3,096,680     $  2,067,061
                                                                                ===========      ============     ============

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

         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
         (f) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (g) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships, limited liability companies or land trusts which hold, or held, title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair market value.
         (j) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.


(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $806,818, $734,050, and $835,502 for the years ended December 31, 2000, 1999, and 1998 respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preferences, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2000, 1999 or 1998.

(3) INVESTMENTS IN REAL ESTATE
         As of December 31, 2000 and 1999, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at December 31, 2000 and 1999:


                                                                          Real Estate at Cost
                          No.of      Year of                           ------------------------
Type                      Prop.    Acquisition     Description           2000            1999
----                      -----    -----------     -----------           ----            ----
Residential properties      5        1983-99        1,746 Apts.     $ 84,284,177     $ 83,297,715
Undeveloped land            1        1978           13.9 Acres            44,387           44,387
                                                                    ------------     ------------
Total cost                                                            84,328,564       83,342,102
Less: accumulated depreciation                                       (18,983,204)     (16,654,948)
                                                                    ------------     ------------
Net book value                                                      $ 65,345,360     $ 66,687,154
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

(6) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                                                         Net Carrying Amount
                                                                         Annual                             December 31,
                        Original       Interest       Maturity        Installment    Amount Due             ------------
Property              Principal(a)       Rate           Date          Payments(b)    at Maturity         2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Holiday Park          $ 3,800,000       6.895%     February 2008      $  300,169     $ 3,277,785     $ 3,680,975    $ 3,725,654

Meadowwood             21,500,000       7.550%      January 2004       1,914,996      18,979,461      20,175,226     20,551,431

Cypress Key            17,250,000       6.605%      January 2009       1,322,707      14,772,418      16,859,135     17,061,002

Le Coeur du Monde      10,303,000       7.805%      October 2009         890,447       9,075,763      10,197,950     10,288,571
                                                                                                     -----------    -----------
                                                                                                     $50,913,286    $51,626,658
                                                                                                     ===========    ===========

 (a) The mortgages are nonrecourse to the Partnership.
 (b) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $765,854 for 2001; $823,492 for 2002; $885,484 for 2003; $19,304,578 for 2004; $475,788 for
     2005 and $28,658,090 thereafter.

(7) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                                          For the Years Ended December 31,
                                                                                        2000            1999            1998
                                                                                     ---------       ---------       ----------
Net income (loss) for financial reporting purposes                                   $(966,294)      $(914,237)      $3,414,258
Adjustment to net gain on sales/dispositions of investments in real estate to reflect differences between tax and financial reporting bases
  of assets and liabilities disposed                                                         0               0       (1,285,190)
Difference between tax and financial statement equity in net income
  or loss of joint venture                                                                   0               0         (228,596)
Difference between tax and financial statement depreciation                            678,395         678,001          927,462
                                                                                     ---------       ---------       ----------
Net income (loss) for Federal income tax reporting purposes                          $(287,899)      $(236,236)      $2,827,934
                                                                                     =========       =========       ==========

Net income (loss) per weighted average limited partnership unit for Federal income tax reporting purposes:
    Net ordinary income (loss) per unit of partnership interest                      $     (37)      $     (30)      $       12
    Average Capital (Sec. 1231) gain per unit of partnership interest                        0               0              353
                                                                                     ---------       ---------       ----------
                                                                                     $     (37)      $     (30)      $      365
                                                                                     =========       =========       ==========
Weighted average number of units of limited partnership
  interest outstanding                                                                   7,753           7,753            7,753
                                                                                     =========       =========       ==========

         As of December 31, 2000 and 1999, the tax bases of the Partnership's assets and liabilities were approximately $62,698,000 and $64,529,000 of assets, and $51,938,000 and $52,590,000 of liabilities, respectively.

(8) PROPERTY MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2000, 1999 and 1998 such billings to the partnership amounted to $854,028, $752,686, and $610,336, respectively, and are included in real estate operating expenses.


(9) FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Partnership's financial instruments consist of cash and cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $51,319,831 and $50,149,130 at December 31, 2000 and 1999,
         respectively.


(10) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 2000
                  Column A                     Column B                   Column C                     Column D
                                                               Initial Cost to the Registrant           Costs
                                                           --------------------------------------    Capitalized
                                                                       Buildings and                Subsequent to
                Description                  Encumbrances     Land      Improvements     Total       Acquisition
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                         $20,175,226   $2,466,311   $19,057,859   $21,524,170     $7,295,389
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)              3,680,975      458,342     4,043,354     4,501,696        957,581
   Orlando (Cypress Key)                      16,859,135    2,260,000    20,404,725    22,664,725        694.069
  South Carolina -
   Greenville (Halton Place)                           0    1,260,000    11,364,343    12,624,343        476,786
  Missouri -
   St. Louis (Le Coeur du Monde)              10,197,950    1,332,500    12,039,635    13,372,135        217,670
                                             -----------   ----------   -----------   -----------     ----------
                                             $50,913,286   $7,777,153   $66,909,916   $74,687,069     $9,641,495
                                             ===========   ==========   ===========   ===========     ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2000

                  Column A                                                Column E                     Column F
                                                                  Gross amount at which
                                                                  Carried at End of Year
                                                                       (Notes a & c)
                                                                                                     Accumulated
                                                                       Buildings and                 Depreciation
                Description                                   Land      Improvements     Total       (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Nevada -
   Reno (Meadowwood)                                       $2,466,311   $26,353,248   $28,819,559    $14,755,779
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)                             458,342     5,000,935     5,459,277      1,879,601
   Orlando (Cypress Key)                                    2,260,000    21,098,794    23,358,794      1,302,606
  South Carolina -
   Greenville (Halton Place)                                1,260,000    11,841,129    13,101,129        632,265
  Missouri -
   St. Louis (Le Coeur du Monde)                            1,332,500    12,257,305    13,589,805        412,953
                                                           ----------   -----------   -----------    -----------
                                                           $7,777,153   $76,551,411   $84,328,564    $18,983,204
                                                           ==========   ===========   ===========    ===========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2000

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
  Missouri -
    St. Louis (Le Coeur du Monde)                          1988 - 1989    Sept 1999   7 to 40 years


     NOTES TO SCHEDULE III:
                                                              2000          1999          1998
                                                              ----          ----          ----
 (a) Reconciliation of amounts shown in Column E:
       Balance at beginning of year                       $83,342,102   $68,178,290   $ 56,718,106
       Additions -
         Acquisitions                                               0    13,372,135     35,305,088
         Cost of improvements                                 986,462     1,791,677      1,305,719
       Deductions -
         Dispositions of property                                   0             0    (25,150,623)
                                                          -----------   -----------   ------------
       Balance at end of year                             $84,328,564   $83,342,102   $ 68,178,290
                                                          ===========   ===========   ============


 (b) Reconciliation of amounts shown in Column F:
       Balance at beginning of year                       $16,654,948   $14,608,682   $ 13,290,104
       Additions -
         Depreciation expense for year                      2,328,256     2,046,266      1,318,578
                                                          -----------   -----------   ------------
       Balance at end of year                             $18,983,204   $16,654,948   $ 14,608,682
                                                          ===========   ===========   ============
 (c) Aggregate cost basis for Federal
       income tax reporting purposes                      $86,933,055   $85,946,598   $ 70,781,471
                                                          ===========   ===========   ============
 (d) Accumulated depreciation for Federal
       income tax reporting purposes                      $28,382,243   $26,732,385   $ 25,364,120
                                                          ===========   ===========   ============