Form 10-Q
period 2001-03-31
SB PARTNERS
filed 2001-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


               FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from --------------------- to ------------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             13-6294787
--------------------------------                        ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



1251 Avenue of the Americas,  N.Y., N.Y                        10020
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 408-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Not Applicable

                                   SB PARTNERS

                                      INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             March 31, 2001 and December 31, 2000........................1

         Consolidated Statements of Operations
             for the three months ended March 31, 2001 and 2000..........2

         Consolidated Statements of Changes in Partners' Capital
             for the three months ended March 31, 2001
             and the years ended December 31, 2000 and 1999..............3

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2001 and 2000..........4

         Notes to Consolidated Financial Statements..................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........8 - 12

         Quantitative and Qualitative Disclosures About
             Market Risk................................................13


Part II  Other Information..............................................13


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                      March 31, 2001 (Not Audited) and
        December 31, 2000 (Audited, but not covered by the report of independent public accountants)
        --------------------------------------------------------------------------------------------
                                                                      March 31,         December 31,
                                                                        2001                2000
                                                                    ------------        ------------

      Assets:
        Investments -
          Real estate, at cost
                 Land                                               $  7,777,153        $  7,777,153
                 Buildings, furnishings and improvements              76,757,597          76,551,411
                 Less - accumulated depreciation                     (19,573,567)        (18,983,204)
                                                                    ------------        ------------
                                                                      64,961,183          65,345,360

        Other assets -
          Cash and cash equivalents                                      240,179             474,689
          Cash held by lenders in escrow                               1,383,158           1,138,085
          Other                                                          806,624             832,888
                                                                    ------------        ------------
                       Total assets                                 $ 67,391,144        $ 67,791,022
                                                                    ============        ============
      Liabilities:
          Mortgage notes payable                                    $ 51,426,712        $ 50,913,286
          Accounts payable and accrued expenses                          733,414             781,855
          Tenant security deposits                                       241,778             242,778
                                                                    ------------        ------------
                       Total liabilities                              52,401,904          51,937,919
                                                                    ------------        ------------

      Partners' Capital:
          Units of partnership interest without par value;
                 Limited partners - 7,753 units                       15,005,742          15,869,494
                 General partner - 1 unit                               ( 16,502)            (16,391)
                                                                    ------------        ------------
                       Total partners' capital                        14,989,240          15,853,103
                                                                    ------------        ------------
                       Total liabilities and partners' capital      $ 67,391,144        $ 67,791,022
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


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
                            ---------------------------------------------------
                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                         2001                2000
                                                                      ----------          ----------
      Revenues:
        Rental income                                                 $3,026,588          $2,875,735
        Interest on short-term investments                                 6,692              11,983
        Other                                                            139,628             163,129
                                                                      ----------          ----------
           Total revenues                                              3,172,908           3,050,847
                                                                      ----------          ----------

      Expenses:
        Real estate operating expenses                                 1,177,372           1,223,220
        Interest on mortgage notes payable                               923,900             932,982
        Depreciation and amortization                                    611,971             597,305
        Real estate taxes                                                296,958             281,070
        Management fees                                                  208,144             200,218
        Other                                                             43,076             102,518
                                                                      ----------          ----------
           Total expenses                                              3,261,421           3,337,313
                                                                      ----------          ----------

      Net loss                                                           (88,513)           (286,466)

           Loss allocated to general partner                                 (11)                (37)
                                                                      ----------          ----------

           Loss allocated to limited partners                         $  (88,502)         $ (286,429)
                                                                      ==========          ==========

      Net Loss Per Unit of Limited Partnership Interest               $   (11.42)         $   (36.95)
                                                                      ==========          ==========
           Weighted Average Number of Units of Limited
              Partnership Interest Outstanding                             7,753               7,753
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


                                                  SB PARTNERS
                                        (A New York Limited Partnership)
                                         ------------------------------

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the three months ended March 31, 2001 (Not Audited)
                              and for the years ended December 31, 2000 and 1999
                   (Audited, but not covered by the report of independent public accountants)
                    ------------------------------------------------------------------------


       Limited Partners:
                                               Units of
                                              Partnership
                                               Interest              Cumulative       Accumulated
                                              -----------               Cash            Earnings
                                          Number       Amount       Distributions       (Losses)         Total
                                          ------    ------------    -------------    ------------    ------------
      Balance, December 31, 1998           7,753    $119,968,973    $ (97,728,323)   $(2,824,080)    $19,416,570
       Cash Distribution                       0               0         (775,250)             0        (775,250)
       Net income for the period               0               0                0       (914,119)       (914,119)
                                           -----    ------------    -------------    -----------     -----------
      Balance, December 31, 1999           7,753     119,968,973      (98,503,573)    (3,738,199)     17,727,201
       Cash distributions                      0               0         (891,538)             0        (891,538)
       Net loss for the period                 0               0                0       (966,169)       (966,169)
                                           -----    ------------    -------------    -----------     -----------
      Balance, December 31, 2000           7,753     119,968,973      (99,395,111)    (4,704,368)     15,869,494
       Cash distributions                      0               0         (775,250)             0        (775,250)
       Net loss for the period                 0               0                0        (88,502)        (88,502)
                                           -----   -------------    -------------    -----------     -----------
      Balance, March 31, 2001              7,753    $119,968,973    $(100,170,361)   $(4,792,870)    $15,005,742
                                           =====    ============    =============    ===========     ===========

       General Partner:
                                               Units of
                                              Partnership
                                               Interest               Cumulative      Accumulated
                                              -----------                Cash           Earnings
                                          Number       Amount       Distributions       (Losses)         Total
                                          ------    ------------    --------------   ------------    ------------
      Balance, December 31, 1998               1         $10,000         $(24,559)       $(1,374)       $(15,933)
       Cash Distributions                      0               0             (100)             0            (100)
       Net income for the period               0               0                0           (118)           (118)
                                           -----         -------         --------        -------        --------
      Balance, December 31, 1999               1          10,000          (24,659)        (1,492)        (16,151)
       Cash distributions                      0               0             (115)             0            (115)
       Net loss for the period                 0               0                0           (125)           (125)
                                           -----         -------         --------        -------        --------
      Balance, December 31, 2000               1          10,000          (24,774)        (1,617)        (16,391)
       Cash distributions                      0               0             (100)             0            (100)
       Net loss for the period                 0               0                0            (11)            (11)
                                           -----         -------         --------        -------        --------
      Balance, March 31, 2001                  1         $10,000         $(24,874)       $(1,628)       $(16,502)
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

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                             ---------------------------------------------------
                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                         2001                 2000
                                                                       ---------            ---------
      Cash Flows From Operating Activities:
       Net Loss                                                        $ (88,513)        $  (286,466)
        Adjustments to reconcile net loss
         to net cash provided by operating activities:
          Depreciation and amortization                                  611,971             597,305
          (Increase) decrease in operating assets                       (206,025)            222,982
          Decrease in operating liabilities                              (49,441)            (18,532)
                                                                       ---------         -----------
           Net cash provided by operating activities                     267,992             515,289
                                                                       ---------         -----------

      Cash Flows Used In Investing Activities:
         Capital additions to real estate owned                         (206,186)           (300,132)
                                                                       ---------         -----------

      Cash Flows From Financing Activities:
          Proceeds from mortgage notes payable                           700,000                   0
          Principal payments on mortgage notes payable                  (186,574)           (173,523)
          Distribution paid to partners                                 (775,350)           (891,653)
          Increase in deferred financing costs                           (34,392)                  0
                                                                       ---------         -----------
           Net cash used in financing activities                        (296,316)         (1,065,176)
                                                                       ---------         -----------

      Net decrease in cash and cash equivalents                         (234,510)           (850,019)
         Cash and cash equivalents at beginning of period                474,689           1,344,906
                                                                       ---------         -----------

         Cash and cash equivalents at end of period                    $ 240,179         $   494,887
                                                                       =========         ===========


      Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                     $ 920,506         $   933,557
                                                                       =========         ===========

                The accompanying notes are an integral part of these consolidated statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
                The consolidated financial statements are prepared using the accrual basis of accounting under generally accepted accounting principles. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to make them comparable to the current year presentation.
         (b) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.

         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
         (f) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (g) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of these properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.
         (j) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.




(2) INVESTMENTS IN REAL ESTATE
         As of March 31, 2001, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2001 and December 31, 2000:

                                                                          Real Estate at Cost
                         No.of    Year of                             ----------------------------
Type                     Prop.  Acquisition   Description              3/31/01            12/31/00
----                     -----  -----------  -------------          ------------        ------------
Residential properties     5      1983-99     1,746 Apts.           $ 84,490,363        $ 84,284,177
Undeveloped land           1      1978        13.9 Acres                  44,387              44,387
                                                                    ------------        ------------
Total cost                                                            84,534,750          84,328,564
Less: accumulated depreciation                                       (19,573,567)        (18,983,204)
                                                                    ------------        ------------
Net book value                                                      $ 64,961,183        $ 65,345,360
                                                                    ============        ============


(3) MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                         March 31,   December 31,
                     Interest   Maturity    Installment     Amount Due       ---------   ------------
Property               Rate        Date     Payments(a)     at Maturity         2001           2000
------------------------------------------------------------------------------------------------------
Holiday Park          6.895%      2/08      $  300,169      $ 3,277,785     $ 3,669,317   $ 3,680,975

Meadowwood            7.550%      1/04       1,914,996       18,979,461      20,076,667    20,175,226

Cypress Key           6.605%      1/09       1,322,707       14,772,418      16,806,556    16,859,135

Le Coeur du Monde     7.805%     10/09         890,447        9,075,763      10,174,172    10,197,950

Halton Place(b)       7.028%     02/03      Interest Only       700,000         700,000             0
                                                                            -----------   -----------
                                                                            $51,426,712   $50,913,286
                                                                            ===========   ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility is for a term of two years. In March 2001, the Registrant borrowed $700,000 under the credit facility.
    Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of 1.2 to 1. As of March 31, 2001, the Partnership is in compliance with the covenant. In connection with this credit facility, the Registrant is subject to market risk relating to potential future changes in interest rates.



(4) DISTRIBUTIONS
         In March 2001, the Partnership paid a cash distribution of $100 per weighted average unit outstanding, which totaled $775,350 based on 7,753.5 weighted average number of units outstanding.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
                 ---------------------------------------------------
General
-------
      The consolidated financial statements for both the three month periods ended March 31, 2001 and 2000, reflect the operations of five residential garden apartment properties.

      Total revenues for the three months ended March 31, 2001 increased $122,000 to approximately $3,173,000 from approximately $3,051,000 for the three months ended March 31, 2000. Net loss for the three months ended March 31, 2001 decreased $197,000 to approximately $89,000 from approximately $286,000 for the three months ended March 31, 2000.

      The increase in total revenues was principally due to ongoing efforts to regain market share in the Reno and Orlando submarkets, as improved occupancy and higher rental rates at Meadowwood Apartments and Cypress Key Apartments added $121,000 and $57,000, respectively, to total revenues for the three months ended March 31, 2001.

      Total expenses for the three months ended March 31, 2001 decreased $76,000 to approximately $3,261,000 from approximately $3,337,000 for the three months ended March 31, 2000. The decrease in expenses is primarily due to a decrease of $93,000 in repairs and maintenance expenses, largely due to reduced apartment turnover costs.

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

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2001, the Registrant had cash and cash equivalents of approximately $240,000 in addition to $1,383,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $11,000 more than cash, cash equivalents and deposits held in escrow on December 31, 2000. After increasing deposits held by lenders in escrow by approximately $245,000, funds from operating activities during the three months ended March 31, 2001 amounted to approximately $268,000. During the same period, cash distributions amounting to approximately $775,000 were paid to Unitholders of record on December 31, 2000, approximately $206,000 was invested in capital additions to the properties, and principal payments of approximately $187,000 were made on mortgage notes payable.

      During the quarter, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments(see Note 3 to the Consolidated Financial Statements). In March 2001, the Registrant borrowed $700,000 under the credit facility, which remained outstanding as of March 31, 2001.

      Total outstanding debt at March 31, 2000, consisted of approximately $50,727,000 of long-term nonrecourse first mortgage notes and $700,000 under the revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $580,000 for the remainder of 2001. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended March 31, 2001 increased $109,000 to $1,224,000 from $1,115,000 for the three months ended March 31, 2000. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2001 increased $76,000 to $79,000 from $3,000 for the three months ended March 31, 2000.

      The change in revenues was primarily the result of higher average occupancy at the property for the three months ended March 31, 2001. Average occupancy rose to 95.7%, an increase of 6.3% from the average occupancy of 89.4% for the three months ended March 31, 2000, which added $88,000 to revenues. In addition, increases in rental rates implemented at the property on new and renewing leases added $33,000 to revenues. Higher net income was primarily a result of the increase in revenues, partially offset by an increase of $33,000 in total expenses. Among the factors comprising the higher expenses was an increase in payroll of $18,000, as the property was operated at higher occupancy levels. Advertising and promotion increased $11,000 as the property successfully increased efforts to regain market share. Depreciation increased $5,000 as new assets were placed in service in 2000.


Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended March 31, 2001 increased $14,000 to $324,000 from $310,000 for the three months ended March 31, 2000. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2001 increased $14,000 to $36,000 from $22,000 for the three months ended March 31, 2000.

         Higher revenues were due in part to an increase of $9,000 in rental income resulting from higher rental rates implemented at the property on new and renewing leases. In addition, an increase of $6,000 of utility income resulted from the water and sewer billback program that began in 1999. The increase in net income was a result of higher revenue. There were no material differences in operating expenses between the three months ended March 31, 2001 and the three months ended March 31, 2000.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended March 31, 2001 increased $31,000 to $808,000 from $777,000 for the three months ended March 31, 2000. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2001 increased $89,000 to net income of $26,000 from a net loss of $63,000 for the three months ended March 31, 2000.

      The increase in revenues was primarily the result of an increase of 2.4% in average occupancy at the property, to 96.8% for the three months ended March 31, 2001 from 94.4% for the same period a year earlier. The higher average occupancy increased revenues $22,000. Fewer tenant concessions were offered in the current year, which increased revenues $26,000. In addition, rental rates for new and renewing leases were raised, increasing revenues by $8,000. The increases in rental revenue were offset by a decrease in other income of $25,000, including a $12,000 decrease in security deposit forfeits, and a decrease in fees of $11,000. The increase in net income was due to the increase in revenue as well as a decrease in total expenses of approximately $58,000. Repair and maintenance costs decreased $42,000 as a result of reduced apartment turnover costs from improved occupancy and negotiating improved terms under maintenance service contracts. In addition, real estate tax expense decreased $12,000.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended March 31, 2001 decreased $13,000 to $405,000 from $418,000 for the three months ended March 31, 2000. Net income after depreciation expense for the three months ended March 31, 2001 increased $13,000 to $116,000 from $103,000 for the three months ended March 31, 2000.

      The decrease in revenues was primarily the result of a $15,000 decrease in rental income, as average occupancy of 88.0% for the three months ended March 31, 2001, was 1.8% lower than the average occupancy of 89.8% for the three months ended March 31, 2000. The increase in net income was due to a decrease of total expenses of $26,000, partially offset by the decrease in revenues. Repairs and maintenance costs were approximately $39,000 lower in the current period, primarily due to a reduction in apartment turnover costs as compared with the comparable period in the prior year. Real estate tax expense, however, was $11,000 higher for the first three months of 2001 than the same period a year earlier, partially offsetting the reductions in other expenses.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2001 decreased $15,000 to $403,000 from $418,000 for the three months ended March 31, 2000. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 2001 increased $43,000 to $58,000 from $15,000 for the three months ended March 31, 2000.

      The decrease in revenues was primarily the result of a $22,000 decrease in rental income, as average occupancy of 85.2% for the three months ended March 31, 2001, was 4.0% lower than the average occupancy of 89.2% for the three months ended March 31, 2000. In addition, more tenant concessions were offered, which reduced revenues $7,000. These reductions in revenue were partially offset by a $14,000 increase in rental revenues resulting from higher rental rates implemented at the property on new and renewing leases. The decrease in net income was due to the decrease in total revenues, as well as a $28,000 increase in total expenses. Payroll expense increased $17,000 as a result of staffing changes and additions at the property. In addition, real estate tax expense was $11,000 higher.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
               ---------------------------------------------------

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

                                 Not Applicable

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: May 15, 2001                 By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: May 15, 2001                 By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: May 15, 2001                 By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Vice President
                                        (Principal Accounting Officer)