Form 10-Q
period 2001-06-30
SB PARTNERS
filed 2001-08-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
                               -------------------------------------------------

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


                           APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                       Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000.........................1

         Consolidated Statements of Operations
             for the three and six months ended
             June 30, 2001 and 2000......................................2

         Consolidated Statements of Changes in Partners' Capital
             for the six months ended June 30, 2001
             and the years ended December 31, 2000 and 1999..............3

         Consolidated Statements of Cash Flows
             for the six months ended June 30, 2001 and 2000.............4

         Notes to Consolidated Financial Statements..................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........8 - 12

         Quantitative and Qualitative Disclosures About
             Market Risk................................................13


Part II  Other Information..............................................13


                                      SB PARTNERS
                             (A New York Limited Partnership)
                              ------------------------------

                                CONSOLIDATED BALANCE SHEETS
                               June 30, 2001 (Unaudited) and
December 31, 2000 (Audited, but not covered by the report of independent public accountants)
-------------------------------------------------------------------------------------------
                                                      June 30,     December 31,
                                                        2001           2000
                                                    ------------   ------------

Assets:
  Investments -
    Real estate, at cost
     Land                                           $  7,777,153   $  7,777,153
     Buildings, furnishings and improvements          76,986,576     76,551,411
     Less - accumulated depreciation                 (20,166,192)   (18,983,204)
                                                    ------------   ------------
                                                      64,597,537     65,345,360

  Other assets -
   Cash and cash equivalents                             271,415        474,689
   Cash held by lenders in escrow                      1,725,329      1,138,085
   Other                                                 639,318        832,888
                                                    ------------   ------------
        Total assets                                $ 67,233,599   $ 67,791,022
                                                    ============   ============
Liabilities:

   Mortgage notes payable                           $ 51,236,723   $ 50,913,286
   Accounts payable and accrued expenses                 957,947        781,855
   Tenant security deposits                              243,018        242,778
                                                    ------------   ------------
        Total liabilities                             52,437,688     51,937,919
                                                    ------------   ------------

Partners' Capital:
   Units of partnership interest without par value;
     Limited partners - 7,753 units                   14,812,438     15,869,494
     General partner - 1 unit                            (16,527)       (16,391)
                                                    ------------   ------------
        Total partners' capital                       14,795,911     15,853,103
                                                    ------------   ------------
        Total liabilities and partners' capital     $ 67,233,599   $ 67,791,022
                                                    ============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

      2


                                                   SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                  ------------------------------------------------
                                                       For The Three Months            For The Six Months
                                                          Ended June 30,                 Ended June 30,
                                                    -------------------------      -------------------------
                                                       2001           2000           2001            2000
                                                    ----------     ----------      ----------     ----------
Revenues:
   Rental income                                    $3,055,222     $2,890,169      $6,081,810     $5,765,904
   Interest on short-term investments                    6,115         14,743          12,807         26,726
   Other                                               145,786        147,578         285,414        310,707
                                                    ----------     ----------      ----------     ----------
     Total revenues                                  3,207,123      3,052,490       6,380,031      6,103,337
                                                    ----------     ----------      ----------     ----------
Expenses:
   Real estate operating expenses                    1,339,999      1,235,668       2,517,371      2,458,888
   Interest on mortgage notes payable                  928,990        929,795       1,852,890      1,862,777
   Depreciation and amortization                       614,234        595,285       1,226,205      1,192,590
   Real estate taxes                                   293,458        276,910         590,416        557,980
   Management fees                                     207,424        202,216         415,568        402,434
   Other                                                16,347         40,083          59,423        142,601
                                                    ----------     ----------      ----------     ----------
     Total expenses                                  3,400,452      3,279,957       6,661,873      6,617,270
                                                    ----------     ----------      ----------     ----------
Net loss                                              (193,329)      (227,467)       (281,842)      (513,933)

       Loss allocated to general partner                   (25)           (29)            (36)           (66)
                                                    ----------     ----------      ----------     ----------
       Loss allocated to limited partners           $ (193,304)    $ (227,438)     $ (281,806)    $ (513,867)
                                                    ==========     ==========      ==========     ==========

Net Loss Per Unit of Limited Partnership Interest   $   (24.93)    $   (29.34)     $   (36.35)    $   (66.28)
                                                    ==========     ==========      ==========     ==========
      Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                7,753          7,753           7,753          7,753
                                                    ==========     ==========      ==========     ==========

                       The accompanying notes are an integral part of these consolidated statements.


      3

                                                        SB PARTNERS
                                                (A New York Limited Partnership)
                                                 ------------------------------

                          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the six months ended
                            June 30, 2001 (Unaudited) and for the years ended December 31, 2000 and 1999
                             (Audited, but not covered by the report of independent public accountants)
                              ------------------------------------------------------------------------


       Limited Partners:
                                               Units of
                                              Partnership
                                               Interest              Cumulative       Accumulated
                                              -----------               Cash            Earnings
                                          Number       Amount       Distributions       (Losses)           Total
                                          ------    ------------    -------------     -----------          -----
      Balance, December 31, 1998           7,753    $119,968,973    $ (97,728,323)    $(2,824,080)      $19,416,570
       Cash Distribution                       0               0         (775,250)              0          (775,250)
       Net income for the period               0               0                0        (914,119)         (914,119)
                                           -----    ------------    -------------     -----------       -----------
      Balance, December 31, 1999           7,753     119,968,973      (98,503,573)     (3,738,199)       17,727,201
       Cash distributions                      0               0         (891,538)              0          (891,538)
       Net loss for the period                 0               0                0        (966,169)         (966,169)
                                           -----    ------------    -------------     -----------       -----------
      Balance, December 31, 2000           7,753     119,968,973      (99,395,111)     (4,704,368)       15,869,494
       Cash distributions                      0               0         (775,250)              0          (775,250)
       Net loss for the period                 0               0                0        (281,806)         (281,806)
                                           -----    ------------    -------------     -----------       -----------
      Balance, June 30, 2001               7,753    $119,968,973    $(100,170,361)    $(4,986,174)      $14,812,438
                                           =====    ============    =============     ===========       ===========

       General Partner:
                                               Units of
                                              Partnership
                                               Interest               Cumulative      Accumulated
                                              -----------                Cash           Earnings
                                          Number         Amount     Distributions       (Losses)             Total
                                          ------        -------     -------------     -----------            -----
      Balance, December 31, 1998             1          $10,000          $(24,559)        $(1,374)         $(15,933)
       Cash Distributions                    0                0             (100)              0              (100)
       Net income for the period             0                0                0             (118)            (118)
                                            ----        -------          --------         -------          --------
      Balance, December 31, 1999             1           10,000           (24,659)         (1,492)          (16,151)
       Cash distributions                    0                0              (115)             0               (115)
       Net loss for the period               0                0                0            (125)              (125)
                                            ----        -------          --------         -------          --------
      Balance, December 31, 2000             1           10,000           (24,774)         (1,617)          (16,391)
       Cash distributions                    0                0              (100)             0               (100)
       Net loss for the period               0                0                0              (36)              (36)
                                            ----        -------          --------         -------          --------
      Balance, June 30, 2001                 1          $10,000          $(24,874)        $(1,653)         $(16,527)
                                            ====        =======          ========         =======          ========

                       The accompanying notes are an integral part of these consolidated statements.

      4

                                    SB PARTNERS
                          (A New York Limited Partnership)
                           ------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  ------------------------------------------------
                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                       2001            2000
                                                    -----------    -----------
  Cash Flows From Operating Activities:
  Net Loss                                          $  (281,842)   $  (513,933)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                    1,226,205      1,192,590
     (Increase) decrease in other operating assets     (392,933)        34,699
     Increase in other operating liabilities            176,332        171,788
                                                    -----------    -----------
      Net cash provided by operating activities        727,762         885,144
                                                    -----------    -----------

  Cash Flows Used In Investing Activities:
     Capital additions to real estate owned            (435,165)      (536,514)
                                                    -----------    -----------

  Cash Flows From Financing Activities:
     Proceeds from mortgage notes payable               700,000              0
     Principal payments on mortgage notes payable      (376,563)      (350,220)
     Distributions paid to partners                    (775,350)      (891,653)
     Increase in deferred financing costs               (43,958)             0
                                                    -----------    -----------
      Net cash used in financing activities            (495,871)    (1,241,873)
                                                    -----------    -----------

  Net decrease in cash and cash equivalents            (203,274)      (893,243)
    Cash and cash equivalents, beginning of period      474,689      1,344,906
                                                    -----------    -----------

    Cash and cash equivalents, end of period        $   271,415    $   451,663
                                                    ===========    ===========


  Supplemental disclosures of cash flow information:
     Cash paid during the period for interest       $ 1,849,495    $ 1,863,940
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

5
SB PARTNERS
Notes to Consolidated Financial Statements

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




(2) INVESTMENTS IN REAL ESTATE
         As of June 30, 2001, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2001 and December 31, 2000:

                                                                      Real Estate at Cost
                         No.of    Year of                          ------------------------
Type                     Prop.  Acquisition   Description           6/30/01         12/31/00
----                     -----  -----------  -------------          -------         --------
Residential properties     5      1983-99     1,746 Apts.        $ 84,719,342     $ 84,284,177
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                 ------------     ------------
Total cost                                                         84,763,729       84,328,564
Less: accumulated depreciation                                    (20,166,192)     (18,983,204)
                                                                 ------------     ------------
Net book value                                                   $ 64,597,537     $ 65,345,360
                                                                 ============     ============


(3) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                          June 30,    December 31,
                     Interest   Maturity    Installment     Amount Due        --------    ------------
Property               Rate        Date     Payments(a)     at Maturity         2001           2000
------------------------------------------------------------------------------------------------------
Holiday Park          6.895%      2/08     $  300,169       $ 3,277,785     $ 3,657,456    $ 3,680,975

Meadowwood            7.550%      1/04      1,914,996        18,979,461      19,976,236     20,175,226

Cypress Key           6.605%      1/09      1,322,707        14,772,418      16,753,105     16,859,135

Le Coeur du Monde     7.805%     10/09        890,447         9,075,763      10,149,926     10,197,950

Halton Place(b)       7.028%     02/03  Interest Only           700,000         700,000              0
                                                                            -----------    -----------
                                                                            $51,236,723    $50,913,286
                                                                            ===========    ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. In March 2001, the Partnership borrowed $700,000 under the credit facility. The credit facility is for a term of two years. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of
    1.2 to 1. As of June 30, 2001, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.



(4) DISTRIBUTIONS
         In March 2001, the Partnership paid a cash distribution of $100 per weighted average unit outstanding, which totaled $775,350 based on 7,753.5 weighted average number of units outstanding.

8
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
          ----------------------------------------------------------
General
-------
      The consolidated financial statements as of and for the three and six month periods ended June 30, 2000 and 2001 reflect the operations of five residential garden apartment properties.

      Total revenues for the three months ended June 30, 2001 increased $155,000 to approximately $3,207,000 from approximately $3,052,000 for the three months ended June 30, 2000. Net loss for the three months ended June 30, 2001 decreased $34,000 to approximately $193,000 from approximately $227,000 for the three months ended June 30, 2000.

      Total revenues for the six months ended June 30, 2001 increased $277,000 to approximately $6,380,000 from approximately $6,103,000 for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 decreased $232,000 to approximately $282,000 from approximately $514,000 for the six months ended June 30, 2000.

Ongoing efforts to increase market share in the Reno submarket resulted in higher rental rates and occupancy levels at Meadow Wood Apartments, which combined to add $118,000 and $239,000 to revenues for the three months and six months ended June 30, 2001, respectively. The Registrant's properties in St. Louis, Missouri, and Holiday, Florida, also had higher occupancy levels, maintained at higher rental rates, than in the previous year. Total revenues for the quarter ended June 30, 2001 at Le Coeur du Monde Apartments were up over 10% from the second quarter of 2000. Similarly, revenues at Holiday Park Apartments were over 6% higher. Increases in expenses partially offset the increases in total revenues. Despite a general decline in the overall economy, labor markets remain tight in some markets in which the Registrant holds properties, which led to higher payroll and related costs in the current year. In many markets, increases in real estate taxes and depreciation expense also eroded gains in revenues. For additional analysis, please refer to the discussions of the individual properties below.


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

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2001, the Registrant had cash and cash equivalents of approximately $271,000 in addition to $1,725,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $384,000 more than cash, cash equivalents and deposits held in escrow on December 31, 2000. After increasing deposits held in escrow by approximately $587,000, operating activities for the six months ended June 30, 2001 generated approximately $728,000 of cash flow. During the same period, $435,000 was invested in capital additions to the properties and $377,000 was used to make principal payments on mortgage notes payable. In addition, cash distributions amounting to approximately $775,000, were paid in March 2001 to Unitholders of record on December 31, 2000.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments (see Note 3 to the Consolidated Financial Statements). At that time, the Registrant borrowed $700,000 under the credit facility, which amount remained outstanding as of June 30, 2001. Approximately $44,000 of costs were incurred in connection with securing the credit facility.

      Total outstanding debt at June 30, 2001, consisted of approximately $50,536,000 of long-term nonrecourse first mortgage notes and $700,000 under the revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments are approximately $390,000 for the remainder of 2001. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

10
Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended June 30, 2001 increased $106,000 to $1,243,000 from $1,137,000 for the three months ended June 30, 2000. Net income after depreciation and mortgage interest expense for the three months ended June 30, 2001 increased $66,000 to $74,000 from $8,000 for the three months ended June 30, 2000. Higher revenues were primarily the result of an increase in average occupancy of 5.1% to 95.3% for the three months ended June 30, 2001 from 90.2% for the three months ended June 30, 2000. The increase in occupancy added approximately $75,000 to total revenues. In addition, an increase in rental rates implemented at the property on new and renewing leases increased revenues $44,000. The increase in net income is attributable to the increase in revenues, partially offset by a $40,000 increase in expenses. In connection with higher occupancy levels, utilities and repairs and maintenance costs increased $20,000 and $23,000, respectively.

      Total revenues for the six months ended June 30, 2001 increased $215,000 to $2,467,000 from $2,252,000 for the six months ended June 30, 2000. Net income after depreciation and mortgage interest expense increased $142,000 to $152,000 for the six months ended June 30, 2001 from $10,000 for the six months ended June 30, 2000. The increase in revenues was primarily the result of higher occupancy rates at the property. A 5.7% increase in the occupancy rate to 95.5% for the six months ended June 30, 2001 from 89.8% for the six months ended June 30, 2000 added $163,000 to total revenues. In addition, an increase in rental rates implemented at the property on new and renewing leases added $76,000 to revenues. Higher net income was due to the increase in revenues, partially offset by an increase of approximately $73,000 in total expenses. Repairs and maintenance costs were $24,000 higher, primarily due to an increase in turnover costs as apartments were made ready for new tenants. Utility costs increased $17,000 and real estate tax expense increased $4,000 over the period in the previous year. A new employee was added to the staff, raising payroll and related costs $14,000. The Registrant's successful ongoing campaign to increase market share resulted in an $11,000 increase in advertising and promotion expenses.

11
Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended June 30, 2001 increased $20,000 to $328,000 from $308,000 for the three months ended June 30, 2000. Net income after depreciation and mortgage interest expense for the three months ended June 30, 2001 increased $12,000 to $27,000 from $15,000 for the three months ended June 30, 2001. An increase in rental rates implemented at the property on new and renewing leases added approximately $10,000 to revenues and a reduction of tenant concessions added $5,000. Greater receipts of miscellaneous income increased total revenues $6,000, principally due to greater revenues from the utility billback program. The increase in net income was due to the increased revenues, partially offset by an increase in expenses of $8,000. Repairs and maintenance expense increased $15,000 due to higher replacement costs, while utility costs decreased $8,000, as water usage has been limited because of drought conditions in the area.

      Total revenues for the six months ended June 30, 2001 increased $35,000 to $653,000 from $618,000 for the six months ended June 30, 2000. Net income after depreciation and mortgage interest expense for the six month period June 30, 2001 increased $26,000 to $63,000 from $37,000 for the six months ended June 30, 2000. Revenues increased as a rise in rental rates implemented at the property for new and renewing leases generated approximately $19,000 of revenues. In addition, tenant concessions decreased about $7,000 and utility income from the water and sewer billback program increased $10,000. The increase in net income was due to the increase in total revenues, partially offset by an increase of $8,000 in total expenses. Repairs and maintenance increased $10,000 primarily due to higher replacement costs, and real estate taxes increased $8,000. Utility costs, however, decreased $9,000 as water usage has been limited due to drought conditions in the area.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended June 30, 2001 increased $13,000 to $765,000 from $752,000 for the three months ended June 30, 2000. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 2001 decreased $10,000 to $91,000 from $101,000 for the three months ended June 30, 2000. The increase in total revenues is primarily the result of an increase in miscellaneous income of $8,000. The decrease in net loss resulted from higher revenues partially offset by a marginal increase in operating expenses of $3,000. There were no material differences in overall expenses for the three months ended June 30, 2001 and 2000.

      Total revenues for the six months ended June 30, 2001 increased $44,000 to $1,574,000 from $1,530,000 for the six months ended June 30, 2000. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 2001 decreased $98,000 to $65,000 from 163,000 for the six months ended June 30, 2000. Higher revenues were partially the result of increased rental rates implemented at the property on new and renewing leases, generating $31,000. In addition, tenant concessions decreased, adding $41,000 of revenues which were offset by a $14,000 increase in vacancy loss as occupancy for the six months ended June 30, 2001 decreased 0.5% to 93.6% from 94.1% for the six months ended June 30, 2000. A decrease in miscellaneous income resulted in a reduction of $15,000 in total revenues. The decrease in net loss was due to higher revenues and a decrease of $54,000 in expenses. Repairs and maintenance expenses decreased $26,000 primarily as a result of lower apartment turnover costs as compared to the same period a year earlier. In addition, real estate taxes decreased $24,000.

12
Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2001 decreased $15,000 to $424,000 from $439,000 for the three months ended June 30, 2000. Net income after depreciation and interest expense for the three months ended June 30, 2001 decreased $42,000 to $111,000 from $153,000 for the three months ended June 30, 2000. The decrease in revenues is due primarily to an overall decline in various types of in miscellaneous income totaling $15,000. The decrease in net income was caused by the reduction of revenues and an increase in expenses of $27,000. Approximately $12,000 of interest expense was incurred in the current period for borrowings under the revolving credit facility, and real estate taxes increased $11,000 as compared to the same period a year earlier.

Total revenues for the six months ended June 30, 2001 decreased $28,000 to $829,000 from $857,000 for the six months ended June 30, 2000. Net income after depreciation and interest expense for the six months ended June 30, 2001 decreased $29,000 to $227,000 from $256,000 for the six months ended June 30, 2000. The decrease in total revenues is due primarily to a $24,000 decrease in miscellaneous income. The decrease in net income is due primarily to the decrease in total revenues. While overall expenses for the six months ended June 30, 2001 were comparable to the six months ended June 30, 2000, repairs and maintenance expenses decreased approximately $42,000, which was primarily attributable to a reduction in apartment turnover costs. Interest expense of $15,000 was incurred on the funds borrowed in 2001 under the revolving credit facility, real estate taxes increased $23,000, and depreciation expense was $4,000 higher, which combined to offset the savings in repairs and maintenance costs.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------


      Total revenues for the three months ended June 30, 2001 increased $41,000 to $440,000 from $399,000 for the three months ended June 30, 2000. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 2001 increased $14,000 to $55,000 from $41,000 for the three months ended June 30, 2000. Average occupancy for the period increased 9.9% to 95.6% from 85.7% for the three months ended June 30, 2000, resulting in a $49,000 increase in revenues. The increase in net loss after depreciation and mortgage interest expense was due primarily to an increase of $55,000 in total expenses, which more than offset the increase in revenues. Higher average occupancy led to increases in payroll costs and repairs and maintenance expenses of $17,000 and $12,000, respectively, as new tenants required additional services. Real estate taxes also increased $12,000 over the prior year. Efforts to regain market share resulted in more expenditures for advertising and promotion, raising those expenses $8,000.

      Total revenues for the six months ended June 30, 2001 increased $26,000 to $843,000 from $817,000 for the six months ended June 30, 2000. Net loss after depreciation and mortgage interest expense increased $57,000 to $113,000 from $56,000 for the six months ended June 30, 2000. The increase in total revenues is due primarily to higher average occupancy at the property. For the six months ended June 30, 2001, average occupancy rose 2.9% to 90.4% from 87.5% for the comparable period in the prior year, adding $27,000 to total revenues. Additional expenses more than offset the revenues resulting from higher occupancy. Payroll increased $35,000 as a result of staffing additions and changes. Real estate taxes increased $23,000, and depreciation increased $8,000 as new assets were placed in service. Advertising and promotion expense increased $10,000 resulting from continuing efforts to regain market share.

13
              ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK
              AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001
              ------------------------------------------------

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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: August 14, 2001               By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: August 14, 2001               By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: August 14, 2001               By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Senior Vice President
                                       (Principal Accounting Officer)