Form 10-Q
period 2001-09-30
SB PARTNERS
filed 2001-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001
                               ------------------------------------------------

                                       or

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

                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information

         Consolidated Balance Sheets as of
             September 30, 2001 and December 31, 2000....................1

         Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 2001 and 2000.................................2

         Consolidated Statements of Changes in Partners' Capital
             for the nine months ended September 30, 2001
             and the years ended December 31, 2000 and 1999..............3

         Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2001 and 2000.......4

         Notes to Consolidated Financial Statements..................5 - 8

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........9 - 13

         Quantitative and Qualitative Disclosures
             About Market Risk..........................................14


Part II  Other Information..............................................14


                                        SB PARTNERS
                             (A New York Limited Partnership)
                              ------------------------------

                                CONSOLIDATED BALANCE SHEETS
                               September 30, 2001 (Unaudited)
December 31, 2000 (Audited, but not covered by the report of independent public accountants)
--------------------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                     2001               2000
                                                 -------------      ------------

Assets:
   Investments -
   Real estate, at cost
     Land                                         $ 5,310,842        $ 5,310,842
     Buildings, furnishings and improvements       50,568,724         50,198,162
     Less - accumulated depreciation               (5,277,943)        (4,227,424)
                                                  -----------        -----------
                                                   50,601,623         51,281,580

     Real estate asset held for sale               13,668,742         14,063,780
                                                  -----------        -----------
                                                   64,270,365         65,345,360

   Other assets -
     Cash and cash equivalents                        713,405            474,689
     Cash held by lenders in escrow                 1,841,603          1,138,085
     Other                                            698,862            832,888
                                                  -----------        -----------
         Total assets                             $67,524,235        $67,791,022
                                                  ===========        ===========
Liabilities:

   Mortgage notes payable                         $51,343,258        $50,913,286
   Accounts payable and accrued expenses            1,113,319            781,855
   Tenant security deposits                           234,947            242,778
                                                  -----------        -----------
         Total liabilities                         52,691,524         51,937,919
                                                  -----------        -----------

Partners' Capital:
   Units of partnership interest
    without par value;
     Limited partners - 7,753 units                14,849,234         15,869,494
     General partner - 1 unit                         (16,523)           (16,391)
                                                  -----------        -----------
         Total partners' capital                   14,832,711         15,853,103
                                                  -----------        -----------
         Total liabilities and partners' capital  $67,524,235        $67,791,022
                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated balance sheets.



                                                   SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                  ------------------------------------------------
                                                    For The Three Months            For The Nine Months
                                                     Ended September 30,            Ended September 30,
                                                  -------------------------      -------------------------
                                                     2001           2000           2001            2000
                                                  ----------     ----------      ----------     ----------
Revenues:
   Rental income                                  $3,124,776     $3,047,233      $9,206,586     $8,813,137
   Interest on short-term investments                  3,224          7,607          16,031         34,332
   Other                                             155,028        156,404         440,442        467,111
                                                  ----------     ----------      ----------     ----------
     Total revenues                                3,283,028      3,211,244       9,663,059      9,314,581
                                                  ----------     ----------      ----------     ----------
Expenses:
   Real estate operating expenses                  1,230,192      1,338,004       3,747,563      3,796,892
   Interest on mortgage notes payable                925,888        926,553       2,778,778      2,789,330
   Depreciation and amortization                     528,732        608,399       1,754,937      1,800,989
   Real estate taxes                                 294,487        280,105         884,903        838,085
   Management fees                                   207,972        202,662         623,540        605,097
   Other                                              58,957         25,054         118,380        167,654
                                                  ----------     ----------      ----------     ----------
     Total expenses                                3,246,228      3,380,778       9,908,101      9,998,048
                                                  ----------     ----------      ----------     ----------
Net income (loss)                                     36,800       (169,534)       (245,042)      (683,467)

     Income (loss) allocated to general partner            5            (22)            (32)           (88)
                                                  ----------     ----------      ----------     ----------
     Income (loss) allocated to limited partners  $   36,795     $ (169,512)     $ (245,010)    $ (683,379)
                                                  ==========     ==========      ==========     ==========

Net Income (Loss) Per Unit of Limited
     Partnership Interest                         $     4.75     $   (21.87)     $   (31.60)    $   (88.15)
                                                  ==========     ==========      ==========     ==========
     Weighted Average Number of Units of Limited
        Partnership Interest Outstanding               7,753          7,753           7,753          7,753
                                                  ==========     ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated statements.


                                            SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                         For the nine months ended September 30, 2001 (Not Audited)
                             and for the years ended December 31, 2000 and 1999
                 (Audited, but not covered by the report of independent public accountants)
                  -------------------------------------------------------------------------


 Limited Partners:
                                          Units of
                                         Partnership
                                          Interest            Cumulative      Accumulated
                                         -----------             Cash           Earnings
                                   Number       Amount       Distributions      (Losses)            Total
                                   ------    ------------    -------------    ------------          -----
   Balance, December 31, 1998       7,753    $119,968,973    $ (97,728,323)    $(2,824,080)      $19,416,570
    Cash Distribution                   0               0         (775,250)              0          (775,250)
    Net loss for the period             0               0                0        (914,119)         (914,119)
                                    -----    ------------    -------------     -----------       -----------
   Balance, December 31, 1999       7,753     119,968,973      (98,503,573)     (3,738,199)       17,727,201
    Cash distributions                  0               0         (891,538)              0          (891,538)
    Net loss for the period             0               0                0        (966,169)         (966,169)
                                    -----    ------------    -------------     -----------       -----------
   Balance, December 31, 2000       7,753     119,968,973      (99,395,111)     (4,704,368)       15,869,494
    Cash distributions                  0               0         (775,250)              0          (775,250)
    Net loss for the period             0               0                0        (245,010)         (245,010)
                                    -----   -------------    -------------     -----------       -----------
   Balance, September 30, 2001      7,753    $119,968,973    $(100,170,361)    $(4,949,378)      $14,849,234
                                    =====    ============    =============     ===========       ===========
       General Partner:
                                          Units of
                                         Partnership
                                          Interest              Cumulative       Accumulated
                                         -----------               Cash           Earnings
                                   Number          Amount      Distributions      (Losses)           Total
                                   ------          -------     -------------     -----------         -----
   Balance, December 31, 1998         1           $10,000         $(24,559)        $(1,374)         $(15,933)
    Cash Distributions                0                 0             (100)              0              (100)
    Net loss for the period           0                 0                0            (118)             (118)
                                    ----          -------         --------         -------          --------
   Balance, December 31, 1999         1            10,000          (24,659)         (1,492)          (16,151)
    Cash distributions                0                 0             (115)              0              (115)
    Net loss for the period           0                 0                0            (125)             (125)
                                    ----          -------         --------         -------          --------
   Balance, December 31, 2000         1            10,000          (24,774)         (1,617)          (16,391)
    Cash distributions                0                 0             (100)              0              (100)
    Net loss for the period           0                 0                0             (32)              (32)
                                    ----          -------         --------         -------          --------
   Balance, September 30, 2001        1           $10,000         $(24,874)        $(1,649)         $(16,523)
                                    ====          =======         ========         =======          ========

  The accompanying notes are an integral part of these consolidated statements.

                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                    For the Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     2001               2000
                                                  -----------        -----------
 Cash Flows From Operating Activities:
 Net Loss                                         $  (245,042)        $ (683,467)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                  1,754,937          1,800,989
     Increase in operating assets                    (587,642)          (170,347)
     Increase in operating liabilities                323,633            358,142
                                                  -----------        -----------
      Net cash provided by operating activities     1,245,886          1,305,317
                                                  -----------        -----------

 Cash Flows Used In Investing Activities:
     Capital additions to real estate owned          (617,834)          (727,911)
                                                  -----------        -----------

 Cash Flows From Financing Activities:
     Proceeds from mortgage note payable            1,000,000                  0
     Principal payments on mortgage notes payable    (570,028)          (530,150)
     Distributions paid to partners                  (775,350)          (891,653)
     Increase in deferred financing costs             (43,958)                 0
                                                  -----------        -----------
      Net cash used in financing activities          (389,336)        (1,421,803)
                                                  -----------        -----------

 Net increase (decrease) in cash and
  cash equivalents                                    238,716           (844,397)
   Cash and cash equivalents, beginning of period     474,689          1,344,906
                                                  -----------        -----------

   Cash and cash equivalents, end of period       $   713,405          $ 500,509
                                                  ===========        ===========


 Supplemental disclosures of cash flow
  information:
     Cash paid during the period for interest     $ 2,775,383        $ 2,791,090
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

The consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 and 2000 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, the Registrant believes that the disclosures are sufficient to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

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

         (d) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (e) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
         (f) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (g) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (h) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of the properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (i) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Real estate investments that are under a binding contract of sale or are otherwise expected to be disposed of within one year of the balance sheet date are reflected on the accompanying consolidated balance sheets as real estate assets held for sale. Such investments are carried at the lower of depreciated historical cost or fair value less cost to dispose. Additionally, upon classification as a real estate asset held for sale, the property is no longer depreciated.
         (j) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (k) Certain prior year amounts have been reclasified to conform to the current period presentation.

(2) INVESTMENTS IN REAL ESTATE
         As of September 30, 2001, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate asset held for sale at September 30, 2001 and December 31, 2000:

                                                          Real Estate at Cost
                      No.of   Year of                  ------------------------
Type                  Prop. Acquisition Description     9/30/01       12/31/00
----                  ----- ----------- -----------     -------       --------
Residential properties  4     1991-99    1,042 Apts.  $55,835,179    $55,464,617
Undeveloped land        1     1978       13.9 Acres        44,387         44,387
                                                      -----------    -----------
Total cost                                             55,879,566     55,509,004
Less: accumulated depreciation                         (5,277,943)    (4,227,424)
                                                      -----------    -----------
Net book value                                        $50,601,623    $51,281,580
                                                      ===========    ===========

                                                      Real Estate Held for Sale
                      No.of   Year of                 -------------------------
Type                  Prop. Acquisition Description     9/30/01       12/31/00
----                  ----- ----------- -----------     -------       --------
Residential property    1      1983        704 Apts.  $13,668,742    $14,063,780
                                                      ===========    ===========

The Registrant is actively marketing Meadowwood Apartments in Reno, Nevada for sale. As such, it has been reflected as a "real estate asset held for sale" on the accompanying consolidated balance sheets, and, since August 2001, is no longer being depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value and is included above at depreciated cost. The net operating income (loss) from the property for the three and nine month periods ended September 30, 2001 was $235,347 and $387,772, respectively, and for the three and nine months ended September 30, 2000 was ($17,352) and ($6,859), respectively.

(3) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                             Net Carrying Amount
                                     Annual                September 30, December 31,
                Interest Maturity Installment  Amount Due  ------------- ------------
Property          Rate     Date   Payments(a)  at Maturity     2001         2000
-------------------------------------------------------------------------------------
Holiday Park      6.895%  2/08   $  300,169   $ 3,277,785  $ 3,645,391    $ 3,680,975

Meadowwood        7.550%  1/04    1,914,996    18,979,461   19,873,897     20,175,226

Cypress Key       6.605%  1/09    1,322,707    14,772,418   16,698,765     16,859,135

Le Coeur du Monde 7.805%  10/09     890,447     9,075,763   10,125,205     10,197,950

Halton Place(b)   5.534%  02/03  Interest Only  1,000,000    1,000,000              0
                                                           -----------    -----------
                                                           $51,343,258    $50,913,286
                                                           ===========    ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. In March 2001 and August 2001, the Partnership borrowed $700,000 and $300,000 respectively, under the credit facility. The credit facility is for a term of two years. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of 1.2 to 1. As of September 30, 2001, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.



(4) DISTRIBUTIONS
         In March 2001, the Partnership paid a cash distribution of $100 per weighted average unit outstanding, which totaled $775,350 based on 7,753.5 weighted average number of units outstanding.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
        ----------------------------------------------------------------
General
-------
      The consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 and 2001 reflect the operations of five residential garden apartment properties.

      Total revenues for the three months ended September 30, 2001 increased $72,000 to approximately $3,283,000 from approximately $3,211,000 for the three months ended September 30, 2000. Net income for the three months ended September 30, 2001 increased $207,000 to net income of approximately $37,000 from a net loss of approximately $170,000 for the three months ended September 30, 2000.

      Total revenues for the nine months ended September 30, 2001 increased $348,000 to approximately $9,663,000 from approximately $9,315,000 for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 decreased $438,000 to approximately $245,000 from approximately $683,000 for the nine months ended September 30, 2000.

      Ongoing efforts to increase market share in the Reno submarket resulted in higher rental rates and occupancy levels at Meadowwood Apartments, which combined to add $44,000 and $294,000 to revenues for the three months and nine months ended September 30, 2001, respectively. The Registrant's properties in St. Louis, Missouri, and Orlando, Florida, also had higher occupancy levels than in the previous year or had implemented increases in rental rates which resulted in higher revenues and added to net operating income. Total revenues for the quarter ended September 30, 2001 at Le Coeur du Monde Apartments were up over 8% from the third quarter of 2000. Similarly, revenues at Cypress Key Apartments were over 3% higher for the nine months ended September 30, 2001 than in the same period a year earlier. Total expenses were lower for both the three and nine month periods ended September 30, 2001, primarily as a result of reduced real estate operating expenses at the properties, and lower depreciation expense charged for Meadowwood Apartments which is being marketed for sale and has been classified as a "real estate asset held for sale" on the balance sheet. For additional analysis, please refer to the discussions of the individual properties below.

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

Liquidity and Capital Resources
-------------------------------
      As of September 30, 2001, the Registrant had cash and cash equivalents of approximately $713,000 in addition to $1,842,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $942,000 more than cash, cash equivalents and deposits held in escrow on December 31, 2000. After increasing deposits held in escrow by approximately $704,000, operating activities for the nine months ended September 30, 2001 generated approximately $542,000 of cash flow. During the same period, $618,000 was invested in capital improvements to the properties and $570,000 was used to make principal payments on mortgage notes payable. In addition, cash distributions amounting to approximately $775,000, were paid in March 2001 to Unitholders of record on December 31, 2000.

      In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments (see Note 3 to the Consolidated Financial Statements). At that time, the Registrant borrowed $700,000 under the credit facility, and in August 2001, an additional $300,000 was drawn. Both borrowings remained outstanding as of September 30, 2001. Approximately $44,000 of costs were incurred in connection with securing the credit facility.

      Total outstanding debt at September 30, 2001, consisted of approximately $50,343,000 of long-term nonrecourse first mortgage notes and $1,000,000 under the revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments are approximately $197,000 for the remainder of 2001. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended September 30, 2001 increased $38,000 to $1,263,000 from $1,225,000 for the three months ended September 30, 2000. Net income after depreciation and mortgage interest expense for the three months ended September 30, 2001 increased $252,000 to net income of $235,000 from a net loss of $17,000 for the three months ended September 30, 2000. Higher revenues were primarily the result of higher rental rates implemented at the property on new and renewing leases which increased revenues $44,000. The increase in net income is attributable to the increase in revenues and a $215,000 decrease in expenses. No depreciation has been charged since the time at which the property was classified as a real estate asset held for sale, which resulted in a reduction in depreciation expense of $82,000 for the three months ended September 30, 2001. Repairs and maintenance decreased $62,000 as one-time landscaping and exterminating work performed in the prior year did not have to be repeated in the current year, and maintenance costs were reduced as the occupancy at the property was more stable in the current year. Expenses for utilities were approximately $33,000 lower than during the comparable period in the prior year. Expenditures for advertising and promotion were $13,000 lower as the need to attract prospective tenants was lessened as occupancy levels at the property rose.

      Total revenues for the nine months ended September 30, 2001 increased $253,000 to $3,730,000 from $3,477,000 for the nine months ended September 30, 2000. Net income after depreciation and mortgage interest expense increased $395,000 to net income of $388,000 for the nine months ended September 30, 2001 from a net loss of $7,000 for the nine months ended September 30, 2000. An increase of 3.8% in the average occupancy rate to 95.8% for the nine months ended September 30, 2001 from 92.0% for the nine months ended September 30, 2000 added $174,000 to total revenues. In addition, an increase in rental rates implemented at the property on new and renewing leases added $120,000 to revenues, which was partially offset by a decrease in miscellaneous receipts of $15,000 and the write-off of approximately $27,000 of rents as tenant receivables were assigned to collection. Higher net income was due to the increase in revenues and a decrease in expenses of approximately $142,000. No depreciation has been charged since the time at which the property was classified as a real estate asset held for sale, which resulted in a reduction in depreciation expense of $69,000 for the nine months ended September 30, 2001. Repairs and maintenance costs were $37,000 lower than the year before, primarily due to a decrease of approximately $21,000 in landscaping and exterminating services as one-time work performed in the prior year was not repeated in the current year. Maintenance costs were generally lower as occupancy at the property was more stable in the current year. In addition, interest expense decreased approximately $20,000 as cumulative payments on the outstanding principal have reduced the cost of the debt. Expenses for utilities were approximately $17,000 lower than during the comparable period in the prior year.

Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended September 30, 2001 increased $7,000 to $331,000 from $324,000 for the three months ended September 30, 2000. Net income after depreciation and mortgage interest expense for the three months ended September 30, 2001 increased $13,000 to $49,000 from $36,000 for the three months ended September 30, 2000. Higher revenues were primarily the result of an increase in utility income from the water and sewer billback program, which added approximately $9,000 to revenues. The increase in net income was due to higher revenues, which were partially offset by a small increase in expenses of $6,000, primarily resulting from an increase in utilities expense.

      Total revenues for the nine months ended September 30, 2001 increased $42,000 to $983,000 from $941,000 for the nine months ended September 30, 2000. Net income after depreciation and mortgage interest expense for the nine month period ended September 30, 2001 increased $39,000 to $112,000 from $73,000 for the nine months ended September 30, 2000. Revenues increased as a rise in rental rates implemented at the property for new and renewing leases generated approximately $32,000 of revenues. In addition, utility income from the water and sewer billback program was $19,000 higher in the current year. Lost rent due to vacancy also increased in the current year which offset revenues $11,000. The increase in net income was due to the increase in total revenues, partially offset by a marginal increase in expenses of $2000, as there were no material differences in overall expenses for the nine months ended September 30, 2001 as compared to the same period in 2000.



Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended September 30, 2001 increased $21,000 to $786,000 from $765,000 for the three months ended September 30, 2000. Net loss after depreciation and mortgage interest expense for the three months ended September 30, 2001 decreased $49,000 to $42,000 from $91,000 for the three months ended September 30, 2000. The increase in revenues is primarily the result of an increase in rental rates implemented at the property on new and renewing leases, which increased revenues $24,000. Tenant concessions were reduced in the current year which added approximately $15,000 to revenues. These increases in revenues were partially offset by an increase in lost rent due to vacancies which reduced revenues approximately $22,000. The decrease in net loss resulted from higher revenues and a $28,000 decrease in operating expenses. Real estate taxes decreased $12,000, and, while the Registrant was able to reduce payroll costs approximately $7,000, services that had been contracted out were now being done by the maintenance staff, which resulted in further reductions in costs of approximately $7,000.

      Total revenues for the nine months ended September 30, 2001 increased $65,000 to $2,360,000 from $2,295,000 for the nine months ended September 30, 2000. Net loss after depreciation and mortgage interest expense for the nine months ended September 30, 2001 decreased $148,000 to $107,000 from $255,000 for the nine months ended September 30, 2000. Higher revenues were partially the result of increased rental rates implemented at the property on new and renewing leases, which generated $55,000 of revenues. Tenant concessions decreased, adding $56,000 of revenues. These increases in revenue were offset by a $35,000 increase in vacancy loss as occupancy for the nine months ended September 30, 2001 decreased 0.8% to 93.3% from 94.1% for the nine months ended September 30, 2000. The decrease in net loss was due to higher revenues and a decrease of $84,000 in expenses. Real estate taxes decreased approximately $36,000 during the period, and repairs and maintenance expenses decreased $35,000 as work that had been contracted out was now being done by the maintenance staff. Year-to-date interest expense was approximately $10,000 lower in the current year as cumulative payments on the outstanding principal have reduced the cost of the debt.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended September 30, 2001 decreased $22,000 to $417,000 from $439,000 for the three months ended September 30, 2000. Net income after depreciation and interest expense for the three months ended September 30, 2001 decreased $50,000 to $107,000 from $157,000 for the three months ended September 30, 2000. The decrease in revenues is due primarily to a decline in average occupancy of 3.4%, to 89.4% for the three months ended September 30, 2001 from 92.8% for the three months ended September 30, 2000, which resulted in a $22,000 decrease in revenue. The decrease in net income resulted from the reduction of revenues and an increase in expenses of approximately $27,000. Higher expenses are primarily attributable to approximately $12,000 of interest expense which was incurred in the current period for borrowings under the revolving credit facility, and an increase in real estate tax expense of $11,000. Utility expenses were approximately $5,000 higher in the current period.

     Total revenues for the nine months ended September 30, 2001 decreased $50,000 to $1,246,000 from $1,296,000 for the nine months ended September 30, 2000. Net income after depreciation and interest expense for the nine months ended September 30, 2001 decreased $79,000 to $334,000 from $413,000 for the nine months ended September 30, 2000. Lower revenues are due primarily to a decrease in average occupancy of 2.7%, to 89.6% for the nine months ended September 30, 2001 from 92.3% for the nine months ended September 30, 2000, which resulted in a $32,000 reduction in revenues. Receipts of miscellaneous income declined approximately $33,000 in 2001 as lower turnover of residents resulted in less income from fees. Recovery of rents previously considered uncollectible added approximately $10,000 to revenue, partially offsetting the losses in other areas. The decrease in net income is due primarily to the decrease in total revenues, as well as a $29,000 increase in expenses. Interest expense of $28,000 was incurred on the funds borrowed in 2001 under the revolving credit facility and real estate taxes increased $33,000. In addition utilities expense increased $17,000 as a result of a general increase in utility rates in the area. Conversely, repairs and maintenance expenses decreased approximately $46,000, which was primarily attributable to a reduction in apartment turnover costs resulting from the lower turnover rate of tenants.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended September 30, 2001 increased $34,000 to $483,000 from $449,000 for the three months ended September 30, 2000. Net income after depreciation and mortgage interest expense for the three months ended September 30, 2001 increased $8,000, to net income of $7,000 from a net loss of $1,000 for the three months ended September 30, 2000. Average occupancy for the period increased 7.0% to 98.6% from 91.6% for the three months ended September 30, 2000, resulting in a $39,000 increase in revenues. Lower receipts of miscellaneous income offset the higher rental revenues approximately $6,000. The increase in net income after depreciation and mortgage interest expense was due primarily to the increase in revenues, partially offset by a $25,000 increase in operating expenses. Real estate taxes increased $11,000. Higher average occupancy led to increases in payroll costs of $7,000 and repairs and maintenance costs of $2,000, as new tenants required additional services. Depreciation expense was $4,000 higher as assets placed in service over the course of the last twelve months were depreciated.

      Total revenues for the nine months ended September 30, 2001 increased $59,000 to $1,326,000 from $1,267,000 for the nine months ended September 30, 2000. Net loss after depreciation and mortgage interest expense increased $48,000 to $105,000 from $57,000 for the nine months ended September 30, 2000. The increase in total revenues is due primarily to higher average occupancy at the property. For the nine months ended September 30, 2001, average occupancy rose 3.8% to 93.1% from 89.3% for the comparable period in the prior year, adding $66,000 to total revenues. Additional expenses of $108,000 more than offset the increase in revenue. Payroll increased $42,000 as a result of staffing additions and changes. Real estate taxes increased $34,000, and advertising increased by approximately $9,000 as efforts to increase occupancy intensified. In addition, depreciation increased $12,000 as new assets were placed in service.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
             ------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates. As such, the Registrant has market risk to the extent interest rates fluctuate during the two year term of, and funds are advanced by the bank under, the agreement. The Registrant does not believe this limited exposure to market risk will have a material adverse effect on its financial position or results of its operations.



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






                                        SB PARTNERS
                                        -----------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        -----------------------------------
                                        General Partner







Dated: November 14, 2001             By: /s/ John H. Streicker
                                        --------------------------
                                        John H. Streicker
                                        President



Dated: November 14, 2001             By: /s/ Elizabeth B. Longo
                                        ---------------------------
                                        Elizabeth B. Longo
                                        Chief Financial Officer
                                       (Principal Financial Officer)



Dated: November 14, 2001             By: /s/ George N. Tietjen
                                        ---------------------------
                                        George N. Tietjen III
                                        Senior Vice President
                                       (Principal Accounting Officer)