Form 10-K
period 2001-12-31
SB PARTNERS
filed 2002-04-01
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2001
                          ------------------------------------------------------
                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                      to
                              ----------------------  --------------------------
Commission file Number 0-8952
                       ---------------------------------------------------------
                                   SB Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                            13-6294787
----------------------------------------        --------------------------------
         (State of other Jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

      1251 Avenue of the Americas, N.Y., N.Y.         10020
--------------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 408-2900
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
         NONE
--------------------------             -----------------------------------------

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

                                      None
                                      ----

                                     PART I
                                     ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate assets. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2001, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida.

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

Recent Developments and Real Estate Investment Factors
------------------------------------------------------

Although the onset of the nationwide economic slowdown preceded the attacks on the World Trade Center and the Pentagon, the attacks accelerated the downturn. In multifamily housing, occupancies generally fell in markets throughout the country, with the Registrant's properties feeling the impact to varying degrees: some have been barely affected, and others more directly impacted. The Registrant saw a marked drop in occupancy at its Orlando property as travel and tourism declined immediately following September 11 and employment levels declined significantly. In Greenville, South Carolina, many employers have laid off substantial numbers of workers which has depressed the area's economy, including the residential apartment market. Occupancies are down and, unlike the Orlando area which benefits from seasonal fluctuations in economic activity and seems to have rebounded, the Greenville economy has not yet recovered. However, the markets in Reno, Nevada; Holiday, Florida; and St Louis, Missouri remain relatively healthy, as occupancy levels are comparable to or higher than those of the prior year. Overall performance of the portfolio showed improvement over the prior year, but it still remains to be seen how the current economic downturn will affect the real estate properties owned by the Registrant going forward. As a result of a series of interest rate cuts by the Federal Reserve Board, interest rates are at their lowest level in decades, and home buying remains an attractive alternative to many potential apartment residents. Uncertainty about the economic outlook is making other tenants reluctant to sign new or renewal leases. While there are signs that an economic recovery has begun, improvement in the Registrant's operating income will depend on the levels to which employment is restored or increased in the markets in which the Registrant has investments.

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

Risks of Liability and Loss
---------------------------

The development and ownership of real estate may result in liability to third parties due to conditions existing on a property which may result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or hurricane. Such liability or loss may be uninsurable in some circumstances, such as loss caused by the presence of mold, or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

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

Potential Adverse Effect on Results of Operations Due to Operating Risks
-------------------------------------------------------------------------

The Registrant's properties are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates. The Registrant's properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning, and maintenance; insurance and administrative costs; marketing and payroll costs; and other general costs associated with security, landscaping, repairs and maintenance. The Registrant must bear all such increased expenses of apartment communities,` except in those markets where passing the cost of certain utilities to tenants is customary. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet such additional expenses without lowering occupancy rates. While the Registrant implements cost-saving incentive measures at each of its properties, should any of the foregoing occur, the Registrant's results of operations, financial condition and its ability to pay distributions to Unitholders could be adversely affected. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases, may in turn adversely affect the performance and financial condition of the Registrant.

Debt Servicing and Financing
----------------------------

If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings. The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan based on lower debt service coverage, or if it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unitholders. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations, financial condition and its ability to pay expected distributions to Unitholders. Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

Environmental Issues
--------------------

Under various Federal, state and local environmental laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose environmental liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate their presence, may adversely affect the owner's or operator's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain third parties may seek recovery from owners or operators of such properties or persons who arranged for the disposal or treatment of hazardous or toxic substances and, therefore, are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

Competition
-----------

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, changing demographic trends, et cetera. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease apartment units at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing, provide alternatives to potential residents of multi-family residential properties.

Tax Matters
-----------

In 1989, the Registrant made an election under IRC Section 754 which provides for an adjustment of the adjusted tax basis of depreciable property which may result in additional depreciation deductions to purchasing partners and those partners who inherit their interests in the Registrant. That election was revoked in 1999. There were no other changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2001. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.


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

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 2001 are set forth on the Summary of Properties schedule below.




                                                     SB PARTNERS
                                                Summary of Properties
                                               As of December 31, 2001
                                                                                             Occupancy
                                               Description            Acquisition  Percent      at       Mortgage
    Property              Location          Sq. Ft.     Units   Acres    Date     Ownership  12/31/01    Payable
Apartments:

Meadowwood Apts.          Reno, NV            529,000     704    30.0  May 1983     100%     97.4%     $19,769,615
Holiday Park Apts.        Holiday, FL         220,000     244    21.5  Jan 1991     100%     93.9%     $ 3,633,115
Cypress Key Apts.         Orlando, FL         323,000     360    22.7  Aug 1998     100%     93.3%     $16,643,524
Halton Place Apts.        Greenville, SC      233,000     246    20.6  Dec 1998     100%     85.8%     $ 1,000,000
Le Coeur du Monde Apts.   St. Louis, MO       177,000     192    12.3  Sep 1999     100%     96.9%     $10,099,997
                                            ---------   -----   -----
                                            1,482,000   1,746   107.1
                                            =========   =====   =====



Land:

Unimproved land (a)       Holiday, FL             n/a     n/a    13.9  Jul 1978     100%      n/a      $         0

Additional information regarding properties owned by the Registrant:
                              2001    2000     1999     1998    1997
                              ----    ----     ----     ----    ----
Average Occupancy (b)
-----------------
Meadowwood Apts.              96.3%    93.5%    91.5%    85.5%   88.8%
Holiday Park Apts.            91.6%    91.5%    91.0%    94.0%   93.2%
Cypress Key Apts.             92.1%    94.0%    91.0%    88.0%    n/a
Halton Place Apts.            88.5%    91.6%    91.0%    95.0%    n/a
Le Coeur du Monde Apts.       93.0%    89.0%    96.0%     n/a     n/a


Effective Annual Rent (c)
--------------------
Meadowwood Apts.             $6,962   $6,454   $6,143   $5,717  $5,987
Holiday Park Apts.           $5,038   $4,861   $4,772   $4,800  $4,604
Cypress Key Apts.            $8,016   $7,866   $7,661   $7,475    n/a
Halton Place Apts.           $6,477   $6,610   $6,333   $5,495    n/a
Le Coeur du Monde Apts.      $8,963   $8,513   $9,383     n/a     n/a

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.



                                    PART II
                                    -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2001 was 3,437.

At various times, the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $100 per unit totaling $775,350 was paid in March 2001 to Unitholders of record on December 31, 2001. In addition, a distribution of $100 per unit, totaling $775,350 payable in March 2002 to Unitholders of record as of December 31, 2001, has been declared. Including the latest declaration, cumulative distributions since inception have totaled $100,970,535, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

ITEM 6.SELECTED FINANCIAL DATA
       -----------------------

SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with generally accepted accounting principles. This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K.
Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

                                                                   For the Years Ended December 31,
                                                       2001         2000         1999         1998       1997
                                                       ----         ----         ----         ----       ----
                                                                                 (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                  $ 12,888     $ 12,501     $ 11,063     $ 9,512     $ 9,066
Operating Expenses, less
  Depreciation and Amortization                       (11,047)     (11,052)      (9,854)     (8,545)     (8,663)

Depreciation and Amortization                          (2,150)      (2,415)      (2,123)     (1,426)     (1,723)
                                                     --------     --------     --------     -------     -------
Loss from Operations                                     (309)        (966)        (914)       (459)     (1,320)

Gain on Sale of Investments in Real Estate                  0            0            0       3,873       1,404
Equity in Net Income of Joint Venture                       0            0            0           0         316
                                                     --------     --------     --------     -------     -------
Net Income (Loss)                                    $   (309)    $   (966)    $   (914)    $ 3,414     $   400
                                                     ========     ========     ========     =======     =======

Net Income (Loss) per Unit of Partnership Interest:  $    (40)    $   (125)    $   (118)    $   440     $    52
                                                     ========     ========     ========     =======     =======

Distributions paid per Unit of Partnership Interest  $    100     $    115     $    100     $     0     $     0
                                                     ========     ========     ========     =======     =======
Weighted Average Number of
  Partnership Units Outstanding                         7,754        7,754        7,754       7,754       7,754

Balance Sheet Data at Year End:

Real Estate, net                                     $ 50,445     $ 51,281     $ 52,039     $38,882     $ 3,900
Real Estate Assets Held for Sale                     $ 13,723     $ 14,064     $ 14,648     $14,688     $39,528
Total Assets                                         $ 67,005     $ 67,791     $ 70,301     $62,089     $45,667
Mortgage Notes Payable, net                          $ 51,146     $ 50,913     $ 51,627     $41,918     $28,742



ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2001, the Registrant had cash and cash equivalents of approximately $634,000 in addition to $1,448,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $470,000 more than cash, cash equivalents and deposits held in escrow on December 31, 2000. After increasing deposits held in escrow by $310,000, operating activities for the year ended December 31, 2001 generated approximately $1,626,000 of cash flow, of which, $880,000 was invested in capital additions to the properties and $767,000 of principal payments were made on mortgage notes payable during the year. In addition, cash distributions amounting to approximately $775,000 were paid in March 2001 to Unitholders of record as of December 31, 2000.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. At that time, the Registrant borrowed $700,000 under the credit facility, and in August 2001, an additional $300,000 was drawn. Both borrowings remained outstanding as of December 31, 2001. Borrowings, which bear interest at LIBOR plus 1.95%, may be used for working capital and/or acquisitions. Approximately $44,000 of costs were incurred in connection with securing the credit facility.

Total outstanding debt at December 31, 2001 consisted of approximately $50,146,000 of long-term nonrecourse first mortgage notes and $1,000,000 under the revolving credit facility, all secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $823,000 in 2002. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Meadowwood Apartments in Reno, Nevada has been classified as a real estate asset held for sale on the December 31, 2001 consolidated balance sheet. The Registrant has entered into a contract for the sale of the property for $31,350,000. This sale is scheduled to close in the early Spring of 2002. While there can be no assurance that the sale of the property will occur, if the sale is consummated, it is estimated that the amount of cash and cash equivalents available for reinvestment after repayment of the mortgage note secured by the property will increase by approximately $10 million, which will allow the resumption of acquisition activities by the Registrant. Investigations of appropriate new acquisitions are underway.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2002, the Registrant will make a distribution of $100 per Unit to Unitholders of record as of December 31, 2001. This is the fourth consecutive annual distribution since the repositioning of the portfolio in the late 1990's. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2001 VS. 2000
-------------

Total revenues increased approximately $387,000, to $12,888,000 in 2001 from $12,501,000 in 2000. Net loss decreased approximately $657,000, to $309,000 in 2001 from $966,000 in 2000.

Despite a slackening of the national economy, most of the properties in the portfolio showed improved results compared to the prior year. Occupancy levels continued to rise at Meadowwood Apartments in Reno, Nevada and Le Coeur du Monde Apartments in St. Louis, Missouri, adding $183,000 and $93,000, respectively, to revenues collected by those properties. Increases in rental rates on new and renewing leases were implemented at several of the properties, which added approximately $309,000 to total portfolio revenues during the current year. These improvements to the revenues were partially offset by lower occupancy rates at other properties. Cypress Key saw a decline in average occupancy for the year, most acutely in the fourth quarter, which reduced revenues $93,000. Halton Place in Greenville, South Carolina saw occupancies drop as well, which lowered revenues $57,000. Other miscellaneous sources of income were lower, but overall, revenues were higher than in the prior year.

Total expenses were lower for year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily as a result of reduced depreciation expense. Meadowwood Apartments is under a contract of sale, and, as such, has been classified as a "real estate asset held for sale" on the consolidated balance sheets. In accordance with accounting principles generally accepted in the United States, depreciation expense is no longer charged to the accounts once a property is so classified. This reduced depreciation expense $314,000 from the amount expensed in 2000.

For additional analysis, please refer to the discussions of the individual properties below.

Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues increased approximately $287,000 to $5,002,000 in 2001 from $4,715,000 in 2000. Net income after depreciation and mortgage interest expense increased approximately $681,000 to $726,000 in 2001 from $45,000 in 2000.

The increase in total revenues was primarily the result of an increase in average occupancy of 2.8%, to 96.3% in 2001 from 93.5% in 2000, which added approximately $183,000 to revenues. In addition, higher rental rates implemented at the property on new and renewing leases increased revenues $163,000, as the demand for apartments in the Reno area remains strong. These increases in revenues were partially offset by collection losses which reduced revenues $56,000. Higher net income after depreciation and mortgage interest expense is due to the increase in revenues and a reduction of $394,000 in total expenses. No depreciation has been charged since the property was classified as a real estate asset held for sale in August 2001. This lowered depreciation expense approximately $314,000. Repairs and maintenance were generally lower which added $36,000 to net income, and interest expense decreased approximately $30,000 as cumulative payments on the outstanding principal have reduced the cost of the debt.


Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased approximately $62,000 to $1,324,000 in 2001 from $1,262,000 in 2000. Net income after depreciation and mortgage interest expense increased approximately $70,000 to $142,000 in 2001 from $72,000 in 2000.

The increase in total revenues was primarily due to increases in rental rates implemented at the property on new and renewing leases which added approximately $45,000 to revenues. In addition, utility income from the water and sewer billback program was $25,000 higher in the current year as measures were taken to extend the program as much as possible. Occupancy was down slightly from the prior year which lowered revenues $8,000. The increase in net income after depreciation and mortgage interest expense is due to the net increase in revenues and a slight decrease in expenses of approximately $8,000. Payroll costs decreased $11,000 as some staff positions remained open during part of the year, and expenditures for utilities were $12,000 lower, primarily due to billing corrections by the county service provider which resulted in a credit to the property from the county. Interest expense and real estate taxes were $3,000 and $2,000 lower, respectively. All these savings were partially offset by increased repairs and maintenance costs of $20,000, primarily due to higher replacement costs in 2001.

Cypress Key Apartments (Orlando, Florida)
----------------------
Total revenues increased $53,000 to $3,102,000 in 2001 from $3,049,000 in 2000.
Net loss after depreciation and mortgage interest expense decreased $162,000 to $148,000 in 2001 from $310,000 in 2000.

The increase in total revenues primarily resulted from higher rental rates implemented at the property on new and renewing leases which generated an additional $85,000 of revenues. In addition, tenant concessions were $79,000 lower, however, these increases were partially offset by lower occupancy which decreased revenues $93,000. The average occupancy rate fell 1.9%, to 92.1% in 2001 from 94.0% in 2000 primarily in the fourth quarter as the local economy felt the effects of the downturn in travel and tourism late in the year. There was a corresponding decrease in miscellaneous income of $15,000 for the year, also primarily in the fourth quarter as occupancies fell and fewer prospective tenants applied for apartments. The smaller net loss was due to the higher revenues while expenses were $109,000 lower than in the prior year. Repairs and maintenance costs were reduced $50,000, primarily as a result of using on-site personnel for work, such as landscaping, which had been done by contractors in the past, and lower turnover costs during the first half of the year. Payroll costs were $19,000 lower in the current year, and real estate taxes and administrative expenses decreased $10,000 and $9,000, respectively. Year-to-date interest expense was approximately $14,000 lower as cumulative payments on the outstanding principal reduced the cost of the debt.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues decreased approximately $66,000 to $1,645,000 in 2001 from $1,711,000 in 2000. Net income after depreciation and mortgage interest expense decreased approximately $121,000 to $418,000 in 2001 from $539,000 in 2000.

The decrease in total revenues is due primarily to a decline in average occupancy of 3.1%, to 88.5% for the year ended December 31, 2001 from 91.6% during 2000, resulting in a $57,000 decrease in rental income. In addition, receipts of miscellaneous revenues were $31,000 lower than in the prior year. This was partially offset by an increase in rental rates on new and renewing leases which added $15,000 to total revenues. Lower net income resulted from the decrease in total revenues and an increase of $55,000 in overall expenses. Interest expense of $47,000 was incurred on the funds borrowed in 2001 under the revolving credit facility, and amortization of financing costs totaled $18,000. Utilities expenses were $20,000 higher reflecting a general increase in rates in the Greenville area, and real estate taxes increased $17,000 following a reassessment of the property by the county. Repairs and maintenance costs were reduced $55,000, primarily due to lower turnover costs, which served to partially offset the expenses which increased.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues increased $79,000 to $1,776,000 in 2001 from $1,697,000 in 2000.
Net loss after depreciation and mortgage interest expense increased $53,000 to $152,000 in 2001 from $99,000 in 2000.

Higher revenues for the year ended December 31, 2001 were due primarily to an increase in the average occupancy rate of 4.0%, to 93.0% for the year ended December 31, 2001 from 89.0% for the previous year, which added $93,000 to total revenues. This was partially offset by additional tenant concessions which lowered total revenues $13,000. Although total revenues were higher, an increase of $132,000 in expenses more than offset the revenues. Payroll and related costs were $58,000 higher as a new leasing consultant position was added to the staff, and all positions were filled in 2001 whereas the property had been short-staffed for part of the previous year. Real estate taxes went up $58,000 as a result of a reassessment by the county, however, that assessment is currently under appeal. In addition, depreciation expense was $17,000 higher as new assets were placed in service.

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

The increase in total revenues was primarily the result of higher rental rates implemented at the property on new and renewing leases, which added $99,000 to revenue. An increase in average occupancy of 2.0%, to 93.5% in 2000 from 91.5% in 1999, added approximately $89,000 to total revenues, and lower rent concessions also added $16,000 to revenues. Partially offsetting the higher revenues was a decrease in miscellaneous income, which reduced revenue by $26,000. Occupancy has improved as a result of regaining market share previously lost to newly constructed multifamily apartment communities as the capital improvement program implemented in 1998 continued to attract new tenants to the property. The increase in net income after depreciation and mortgage interest expense is due primarily to the increase in revenues, partially offset by an increase of $91,000 in total expenses. Additional costs of operating the property at higher occupancy levels included increases in advertising and promotion costs of $13,000, general and administrative costs of $17,000, and other fees of $27,000. Utility costs were also $38,000 higher in 2000, due, in part, to higher rates charged by providers. Depreciation of the upgrades completed in the capital improvement program added $27,000 to depreciation expense in 2000. A reduction of $27,000 in interest expense served to offset the additional depreciation expense, as cumulative payments on the principal outstanding reduced the interest due on the loan during the year.


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

The increase in total revenues was due primarily to an increase in average occupancy of 3.0%, to 94.0% in 2000 from 91.0% in 1999, which added approximately $86,000 to total revenues. Miscellaneous income was also higher, by $61,000, in large part due to income from the utility billback program. An increase in tenant concessions reduced income $34,000, partially offsetting the other increases in revenues. The increase in net loss after depreciation and mortgage interest expense was due primarily to an increase of $178,000 in expenses, more than offsetting the higher revenues from the property. As the occupancy rate rose, turnover costs followed, including increases in repairs and maintenance costs of $128,000, payroll of $26,000, and administrative costs of $20,000. Utility costs decreased $18,000, in large part as a result of lower utility costs incurred to maintain the lower number of vacant units. Depreciation expense increased $19,000 as new assets were placed in service and depreciated. A reduction of $13,000 in interest expense served to offset some of the operating expenses, as cumulative payments on the principal outstanding reduced the interest due on the loan.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues increased $75,000 to $1,711,000 in 2000 from $1,636,000 in 1999.
Net income after depreciation expense increased $26,000 to $539,000 in 2000 from $513,000 in 1999.

The increase in total revenues is due primarily to lower tenant concessions of $44,000. In addition, occupancy rose 0.6% to 91.6% in 2000 from 91.0% in 1999, adding $12,000 to income. Miscellaneous income was $13,000 higher. The increase in net income is due to the increase in total revenues, partially offset by a $49,000 increase in total expenses. Repairs and maintenance costs were $17,000 higher in the current year as more apartments were prepared for new tenants. Utilities expense was $18,000 higher, primarily due to the severe weather experienced in the region during the early part of 2000, and higher costs for water and sewer charges in the current year. Depreciation expense increased $20,000 as new assets were placed in service and depreciated.


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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

 On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is based on current market rates. As such, the Registrant has market risk to the extent interest rates fluctuate during the two year term and funds are advanced by the bank under the agreement. The Registrant does not believe this limited exposure to market risk will have a material adverse effect on its financial position or results of its operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the Report of Independent Public Accountants thereon, are contained herein on pages 24 through 33 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 34 through 37 of this report.


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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         59       President & Director

         Michael J. Weinberger     66       Director

         Millie C. Cassidy         56       Director

         David Weiner              66       Director

         Elizabeth B. Longo        50       Treasurer

         Anita Breslin             45       First Vice President

         Jacques Lewis             52       Vice President

Mr. Streicker joined the General Partner in May 1976. He has been President and a Director since April 1984. He is President of SHC and its parent company, The Sentinel Corporation.

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

Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-seven years of real estate related financial experience.

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


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 2001, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b) As of December 31, 2001, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest, however, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,163.3 Units of Limited Partnership Interest, representing 15.0% of the outstanding number of Units on December 31, 2001. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on December 20, 2001, when the total number of Units held reached 15% of the outstanding number of Units.

(c) During the year ended December 31, 2001, there have been no changes in control of the Registrant or the General Partner.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $826,453, $806,818, and $734,050 for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2001, 2000 or 1999.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $826,641, $767,467, and $705,772 in 2001, 2000, and 1999, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $84,645, $86,561, and $46,914 in 2001, 2000, 1999,
respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 8 in the consolidated financial statements.

                                    PART IV
                                    -------

ITEM 14.EXHIBITS, FINANCIAL STATEMENT
        -----------------------------
        SCHEDULES AND REPORTS ON FORM 8-K
        ---------------------------------

(a) (1) Financial statements - The Registrant's 2001 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

     (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 23. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

     (3) Letter to Securities and Exchange Commission pursuant to Temporary Note 3T regarding Arthur Andersen is attached as Exhibit 99.



 (b) Exhibits Incorporated by Reference -

                          Incorporated by
Description               Reference to
-----------               ---------------
Agreement of              Exhibit A to Registration Statement on Form S-11 as
Limited Partnership       filed with the Securities and Exchange Commission on
                          May 16, 1985.

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


                                             SB PARTNERS
                                             -----------

                                        By:  SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             GENERAL PARTNER


April 1, 2002                                /s/ John H. Streicker
                                             -----------------------------------
                                        By:  John H. Streicker
                                             President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Position                Date
---------                                  --------                ----

/s/ John H. Streicker               Chief Executive Officer
---------------------                    and Director              April 1, 2002
John H. Streicker


/s/ Elizabeth B. Longo              Chief Financial Officer
----------------------          (Principal Financial Officer)      April 1, 2002
Elizabeth B. Longo


/s/ George N. Tietjen III               Vice President
-------------------------       (Principal Accounting Officer)     April 1, 2002
George N. Tietjen III

                                   SB PARTNERS

                         ITEMS 8 and 14 (a) (1) and (2)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                 ----------------------------------------------
                    SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                    -----------------------------------------

Report of Independent Public Accountants.............................24

Consolidated Balance Sheets as of December 31, 2001 and 2000.........25

Consolidated Statements of Operations
       for the years ended December 31, 2001, 2000 and 1999..........26

Consolidated Statements of Changes in Partners' Capital
       for the years ended December 31, 2001, 2000 and 1999..........27

Consolidated Statements of Cash Flows
       for the years ended December 31, 2001, 2000 and 1999..........28

Notes to Consolidated Financial Statements......................29 - 33

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation
       December 31, 2001........................................34 - 37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of SB Partners:


       We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

New York, New York
January 30, 2002


                                   SB PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                                           As of December 31,
                                                          2001           2000
                                                     ----------------------------
ASSETS:
  Investments -
    Real Estate, at cost
      Land                                            $ 5,310,842    $ 5,310,842
      Buildings, furnishings and improvements          50,775,943     50,198,162
      Less - accumulated depreciation                  (5,641,349)    (4,227,424)
                                                      -----------    -----------
                                                       50,445,436     51,281,580
      Real estate asset held for sale                  13,723,236     14,063,780
                                                      -----------    -----------
                                                       64,168,672     65,345,360
 Other Assets -
    Cash and cash equivalents                             634,029        474,689
    Cash held by lenders in escrow                      1,448,291      1,138,085
    Other                                                 753,916        832,888
                                                      -----------    -----------
            Total assets                              $67,004,908    $67,791,022
                                                      ===========    ===========
LIABILITIES:
    Mortgage notes payable                            $51,146,251    $50,913,286
    Accounts payable and accrued expenses                 865,421        781,855
    Tenant security deposits                              224,365        242,778
                                                      -----------    -----------
            Total liabilities                          52,236,037     51,937,919
                                                      -----------    -----------
PARTNERS' CAPITAL:
    Units of partnership interest without par value;
      Limited partners - 7,753 units                   14,785,402     15,869,494
      General partner - 1 unit                            (16,531)       (16,391)
                                                      -----------    -----------
            Total partners' capital                    14,768,871     15,853,103
                                                      -----------    -----------
            Total liabilities and partners' capital   $67,004,908    $67,791,022
                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                                          SB PARTNERS
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           For the Years Ended December 31,
                                                          2001           2000           1999
                                                      -----------------------------------------
REVENUES
 Rental income                                        $12,267,295    $11,826,046    $10,261,144
 Interest on short-term investments                        35,866         61,985        291,645
 Other                                                    585,077        612,653        510,021
                                                      -----------    -----------    -----------
      Total revenues                                   12,888,238     12,500,684     11,062,810
                                                      -----------    -----------    -----------
EXPENSES
 Real estate operating expenses                         5,109,704      5,158,938      4,498,597
 Interest on mortgage notes and other loans payable     3,705,511      3,712,580      3,094,484
 Depreciation and amortization                          2,150,121      2,414,690      2,123,464
 Management fees                                          826,453        806,818        734,050
 Real estate taxes                                      1,127,689      1,061,443        958,002
 Other                                                    277,642        312,509        568,450
                                                      -----------    -----------    -----------
      Total expenses                                   13,197,120     13,466,978     11,977,047
                                                      -----------    -----------    -----------
      NET LOSS                                           (308,882)      (966,294)      (914,237)

 Net loss allocated to general partner                        (40)          (125)          (118)
                                                      -----------    -----------    -----------
 Net loss allocated to limited partners               $  (308,842)   $  (966,169)   $  (914,119)
                                                      ===========    ===========    ===========

 NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST    $       (40)   $      (125)   $      (118)
                                                      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF UNITS OF LIMITED
    PARTNERSHIP INTEREST OUTSTANDING                        7,753          7,753          7,753
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                                                         SB PARTNERS
                                     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

 Limited Partners:
                                     Units of
                                    Partnership
                                     Interest           Cumulative      Accumulated
                               --------------------        Cash          Earnings
                               Number       Amount     Distributions     (Losses)         Total
                               --------------------------------------------------------------------
 Balance, December 31, 1998     7,753   $119,968,973   $ (97,728,323)   $(2,824,080)   $19,416,570
  Cash distributions                0              0        (775,250)             0       (775,250)
  Net loss for the year             0              0               0       (914,119)      (914,119)
                                -----   ------------   -------------    -----------    -----------
 Balance, December 31, 1999     7,753    119,968,973     (98,503,573)    (3,738,199)    17,727,201
  Cash distributions                0              0        (891,538)             0       (891,538)
  Net loss for the year             0              0               0       (966,169)      (966,169)
                                -----   ------------   -------------    -----------    -----------
 Balance, December 31, 2000     7,753    119,968,973     (99,395,111)    (4,704,368)    15,869,494
  Cash distributions                0              0        (775,250)             0       (775,250)
  Net loss for the year             0              0               0       (308,842)      (308,842)
                                -----   ------------   -------------    -----------    -----------
Balance, December 31, 2001      7,753   $119,968,973   $(100,170,361)   $(5,013,210)   $14,785,402
                                =====   ============   =============    ===========    ===========




 General Partner:
                                     Units of
                                    Partnership
                                     Interest           Cumulative      Accumulated
                               --------------------        Cash          Earnings
                               Number       Amount     Distributions     (Losses)         Total
                               -----------------------------------------------------------------------
 Balance, December 31, 1998         1        $10,000        $(24,559)       $(1,374)      $(15,933)
  Cash distributions                0              0            (100)             0           (100)
  Net loss for the year             0              0               0           (118)          (118)
                                  ---        -------        --------        -------       --------
 Balance, December 31, 1999         1         10,000         (24,659)        (1,492)       (16,151)
  Cash distributions                0              0            (115)             0           (115)
  Net loss for the year             0              0               0           (125)          (125)
                                  ---        -------        --------        -------       --------
Balance, December 31, 2000          1         10,000         (24,774)        (1,617)       (16,391)
  Cash distributions                0              0            (100)             0           (100)
  Net loss for the year             0              0               0            (40)           (40)
                                  ---        -------        --------        -------       --------
Balance, December 31, 2001          1        $10,000        $(24,874)       $(1,657)      $(16,531)
                                  ===        =======        ========        =======       ========

The accompanying notes are an integral part of these consolidated statements.

                                                  SB PARTNERS
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the years ended December 31,
                                                                     2001          2000            1999
                                                                  ----------------------------------------
Cash Flows From Operating Activities:
Net loss                                                          $ (308,882)   $ (966,294)    $  (914,237)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                   2,150,121     2,414,690       2,123,464
   (Increase) decrease in other operating assets                    (280,531)      211,217        (263,263)
   Increase in other operating liabilities                            65,153        61,657         192,681
                                                                  ----------    ----------     -----------
     Net cash provided by operating activities                     1,625,861     1,721,270       1,138,645
                                                                  ----------    ----------     -----------
Cash Flows From Investing Activities:
   Acquisition of real estate investments                                  0             0     (13,372,135)
   Capital additions to real estate owned                           (879,547)     (986,462)     (1,791,677)
                                                                  ----------    ----------     -----------
     Net cash used in investing activities                          (879,547)     (986,462)    (15,163,812)
                                                                  ----------    ----------     -----------
Cash Flows From Financing Activities:
   Proceeds from mortgage notes and other loans payable            1,000,000             0      10,303,000
   Principal payments on mortgage notes and other loans payable     (767,035)     (713,372)       (594,068)
   Increase in deferred financing costs                              (44,589)            0        (148,761)
   Distributions paid to partners                                   (775,350)     (891,653)       (775,350)
                                                                  ----------    ----------     -----------
     Net cash provided by (used in) financing activities            (586,974)   (1,605,025)      8,784,821
                                                                  ----------    ----------     -----------

Net increase (decrease) in cash and cash equivalents                 159,340      (870,217)     (5,240,346)
  Cash and cash equivalents at beginning of year                     474,689     1,344,906       6,585,252
                                                                  ----------    ----------     -----------
  Cash and cash equivalents at end of year                        $  634,029    $  474,689     $ 1,344,906
                                                                  ==========    ==========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                          $3,697,390    $3,714,949     $ 3,096,680
                                                                  ==========    ==========     ===========



The accompanying notes are an integral part of these consolidated statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
          (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of the properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
          (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                           Buildings and improvements     5 to 40 years
                           Furnishings                    5 to 7 years
                Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related debt.
          (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2001 is estimated to be fully realizable.

          (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
          (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
          (g) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
          (h) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
          (i) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
          (j) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
          (k) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
          (l) In 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. The Statement, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company expects to adopt the provisions of the Statement in Fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results from operations.
          (m) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $826,453, $806,818, and $734,050, for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2001, 2000 or 1999.

(3) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of December 31, 2001 and 2000, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership, and the net carrying value of the real estate asset held for sale, as of December 31, 2001 and December 31, 2000:

                                                                Real Estate at Cost
                        No.of    Year of                     ------------------------
Type                    Prop.  Acquisition   Description       12/31/01      12/31/00
----                    -----  -----------  -------------      --------      --------
Residential properties    4      1991-99     1,042 Apts.     $56,042,398   $55,464,617
Undeveloped land          1      1978        13.9 Acres           44,387        44,387
                                                             -----------   -----------
Total cost                                                    56,086,785    55,509,004
Less: accumulated depreciation                                (5,641,349)   (4,227,424)
                                                             -----------   -----------
Net book value                                               $50,445,436   $51,281,580
                                                             ===========   ===========

                                                              Real Estate Held for Sale
                         No.of    Year of                    -------------------------
Type                     Prop.  Acquisition   Description      12/31/01      12/31/00
----                     -----  -----------  -------------     --------      --------
Residential property       1      1983        704 Apts.      $13,723,236   $14,063,780
                                                             ===========   ===========

In August 2001, the Partnership began actively marketing Meadowwood
Apartments in Reno, Nevada for sale. As such, the Partnership has reflected this investment as a "real estate asset held for sale" on the accompanying consolidated balance sheets, and, since the change in holding strategy in August, the investment in the property is no longer being depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost. Prior year amounts have been reclassified to conform to the current year presentation. The net operating income (loss) from the property for the years ended December 31, 2001, 2000 and 1999 was $726,311, $44,751 and
($57,030), respectively.


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


(5) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                                Net Carrying Amount
                                              Annual                        December 31,  December 31,
                     Interest   Maturity    Installment     Amount Due      -----------   ------------
Property               Rate       Date      Payments(a)     at Maturity         2001           2000
------------------------------------------------------------------------------------------------------
Halton Place(b)       4.094%     02/03     Interest Only    $ 1,000,000     $ 1,000,000    $         0

Meadowwood            7.550%      1/04     $1,914,996        18,979,461      19,769,615     20,175,226

Holiday Park          6.895%      2/08        300,169         3,277,785       3,633,115      3,680,975

Cypress Key           6.605%      1/09      1,322,707        14,772,418      16,643,524     16,859,135

Le Coeur du Monde     7.805%     10/09        890,447         9,075,763      10,099,997     10,197,950
                                                                            -----------    -----------
                                                                            $51,146,251    $50,913,286
                                                                            ===========    ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. In March 2001 and August 2001, the Partnership borrowed $700,000 and $300,000, respectively, under the credit facility. The credit facility is for a term of two years. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of 1.2 to 1. As of December 31, 2001, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates. (c) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $823,492 for 2002; $1,885,484 for 2003; $19,304,578 for 2004;
$475,788 for 2005; $510,092 for 2006 and $28,146,817 thereafter.


(6) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net loss for financial reporting purposes to net loss for Federal income tax reporting purposes is as follows:

                                                                     For the Years Ended December 31,
                                                                     2001          2000          1999
                                                                  ---------     ---------     ----------
Net loss for financial reporting purposes                         $(308,882)    $(966,294)    $ (914,237)
Difference between tax and financial statement depreciation         308,244       678,395        678,001
                                                                  ---------     ---------     ----------
Net loss for Federal income tax reporting purposes                $    (638)    $(287,899)    $ (236,236)
                                                                  =========     =========     ==========

Net ordinary loss per weighted average limited partnership unit
  for Federal income tax reporting purposes:                      $   (0.08)    $ (37.13)     $   (30.47)
                                                                  =========     ========      ==========
Weighted average number of units of limited partnership
  interest outstanding                                                7,753        7,753           7,753
                                                                  =========     ========      ==========

         As of December 31, 2001 and 2000, the tax bases of the Partnership's assets and liabilities were approximately $62,220,000 and $62,698,000 of assets, and $52,236,000 and $51,938,000 of liabilities, respectively.


(7) PROPERTY MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2001, 2000 and 1999 such billings to the partnership amounted to $911,286, $854,028, and $752,686, respectively, and are included in real estate operating expenses.


(8) FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Partnership's financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $51,450,752 and $51,319,831 at December 31, 2001 and 2000,
         respectively.


(9) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 2001
           Column A                    Column B                 Column C                         Column D
                                                       Initial Cost to the Registrant             Costs
                                                   --------------------------------------      Capitalized
                                                                Buildings and                 Subsequent to
          Description                 Encumbrances     Land      Improvements     Total         Acquisition
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)    $ 3,633,115   $  458,342   $ 4,043,354   $ 4,501,696     $   979,899
   Orlando (Cypress Key)              16,643,524    2,260,000    20,404,725    22,664,725         850,172
  South Carolina -
   Greenville (Halton Place)           1,000,000    1,260,000    11,364,343    12,624,343         651,786
  Missouri -
   St. Louis (Le Coeur du Monde)      10,099,997    1,332,500    12,039,635    13,372,135         442,029
                                     -----------   ----------   -----------   -----------     -----------
                                      31,376,636    5,310,842    47,852,057    53,162,899       2,923,886

Real estate asset held for sale
  Nevada -
   Reno (Meadowwood)                  19,769,615    2,466,311    19,057,859    21,524,170       7,597,156
                                     -----------   ----------   -----------   -----------     -----------
                                     $51,146,251   $7,777,153   $66,909,916   $74,687,069     $10,521,042
                                     ===========   ==========   ===========   ===========     ===========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2001

           Column A                                  Column E                       Column F

                                           Gross amount at which Carried at End of Year
                                                        (Notes a & c)
                                                                                  Accumulated
                                                   Buildings and                  Depreciation
          Description                   Land       Improvements      Total       (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)    $  458,342    $ 5,023,253    $ 5,481,595     $2,072,585
   Orlando (Cypress Key)              2,260,000     21,254,897     23,514,897      1,868,309
  South Carolina -
   Greenville (Halton Place)          1,260,000     12,016,129     13,276,130        957,589
  Missouri -
    St. Louis (Le Coeur du Monde)     1,332,500     12,481,664     13,814,163        742,866
                                     ----------    -----------    -----------     ----------
                                      5,310,842     50,775,943     56,086,785      5,641,349

Real estate  asset held for sale
  Nevada -
   Reno (Meadowwood)                  2,466,311     11,256,925     13,723,236              0
                                     ----------    -----------    -----------     ----------
                                     $7,777,153    $62,032,868    $69,810,021     $5,641,349
                                     ==========    ===========    ===========     ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2001

              Column A                 Column G       Column H      Column I

                                                                  Life on which
                                                                 Depreciation in
                                                                     Latest
                                                                    Statement
                                        Date of         Date      of Operations
            Description              Construction     Acquired     is Computed
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)     1972 - 1975     Jan 1991    7 to 30 years
   Orlando (Cypress Key)                 1988         Aug 1998    7 to 40 years
  South Carolina -
   Greenville (Halton Place)             1986         Dec 1998    7 to 40 years
  Missouri -
    St. Louis (Le Coeur du Monde)     1988 - 1989     Sept 1999   7 to 40 years



Real estate asset held for sale
Nevada -
   Reno (Meadowwood)                  1974 - 1977     May 1983    7 to 40 years*

As of August, 2001, the property has been classified as a real estate asset held for sale. As such, depreciation is no longer being charged to the accounts.

     NOTES TO SCHEDULE III:
                                                                                    2001           2000         1999
                                                                                    ----           ----         ----
(a) Reconciliation of amounts shown in Column E:
      Balance at beginning of year                                               $69,572,785   $69,542,622   $68,178,290
      Additions -

        Acquisitions                                                                       0             0    13,372,135
        Cost of improvements                                                         879,547       986,462     1,791,677

      Deductions -
        Reclass accumulated depreciation of real estate asset held for sale         (642,311)     (956,299)  (13,799,480)
                                                                                 -----------   -----------   -----------
      Balance at end of year                                                     $69,810,021   $69,572,785   $69,542,622
                                                                                 ===========   ===========   ===========

(b) Reconciliation of amounts shown in Column F:
      Balance at beginning of year                                               $ 4,227,425   $ 2,855,468   $14,608,682
      Additions -
        Depreciation expense for year                                              2,056,235     2,328,256     2,046,266

      Deductions -
        Reclass accumulated depreciation of real estate asset held for sale         (642,311)     (956,299)  (13,799,480)
                                                                                 -----------   -----------   -----------
      Balance at end of year                                                     $ 5,641,349   $ 4,227,425   $ 2,855,468
                                                                                 ===========   ===========   ===========
(c) Aggregate cost basis for Federal
      income tax reporting purposes                                              $87,812,589   $86,933,055   $85,946,598
                                                                                 ===========   ===========   ===========
(d) Accumulated depreciation for Federal
      income tax reporting purposes                                              $30,130,234   $28,382,243   $26,732,385
                                                                                 ===========   ===========   ===========