Form 10-Q
period 2002-03-31
SB PARTNERS
filed 2002-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ----------------------- to ----------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                           13-6294787
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



1251 Avenue of the Americas, N.Y., N.Y                            10020
---------------------------------------                     --------------------
(Address of principal executive offices)                        (Zip Code)

                                 (212) 408-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I  Financial Information

        Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001...............................1

        Consolidated Statements of Operations
            for the three months ended March 31, 2002 and 2001.................2

        Consolidated Statements of Changes in Partners' Capital
            for the three months ended March 31, 2002 and the years
            ended December 31, 2001 and 2000...................................3

        Consolidated Statements of Cash Flows
            for the three months ended March 31, 2002 and 2001.................4

        Notes to Consolidated Financial Statements.........................5 - 7

        Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................8 - 12

        Quantitative and Qualitative Disclosures About
            Market Risk.......................................................13


Part II Other Information.....................................................13


                                        SB PARTNERS
                             (A New York Limited Partnership)
                              ------------------------------

                                CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 (Not Audited) and
 December 31, 2001 (Audited, but not covered by the report of independent public accountants)
 -------------------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------

 Assets:
   Investments -
     Real estate, at cost
       Land                                          $  5,310,842   $  5,310,842
       Buildings, furnishings and improvements         50,863,371     50,775,943
       Less - accumulated depreciation                 (6,000,812)    (5,641,349)
                                                     ------------   ------------
                                                       50,173,401     50,445,436

 Real estate asset held for sale                       13,823,271     13,723,236
                                                     ------------   ------------
                                                       63,996,672     64,168,672

   Other assets -
     Cash and cash equivalents                             60,206        634,029
     Cash held by lenders in escrow                       826,003        734,028
     Other                                                567,634        621,893
     Other assets in discontinued operations            1,032,619        846,286
                                                     ------------   ------------
         Total assets                                $ 66,483,134   $ 67,004,908
                                                     ============   ============
 Liabilities:
     Mortgage notes payable                          $ 31,282,287   $ 31,376,636
     Accounts payable and accrued expenses                675,508        595,173
     Tenant security deposits                             168,192        171,165
     Liabilties of discontinued operations
       including mortgage note payable of
       $19,663,352 and $19,769,615, respectively       19,922,211     20,093,063
                                                     ------------   ------------
         Total liabilities                             52,048,198     52,236,037
                                                     ------------   ------------

 Partners' Capital:
   Units of partnership interest without par value;
     Limited partners - 7,753 units                    14,451,510     14,785,402
     General partner - 1 unit                             (16,574)       (16,531)
                                                     ------------   ------------
         Total partners' capital                       14,434,936     14,768,871
                                                     ------------   ------------
         Total liabilities and partners' capital     $ 66,483,134   $ 67,004,908
                                                     ============   ============

 The accompanying notes are an integral part of these consolidated balance sheets.


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (Not Audited)
               ---------------------------------------------------
                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                                       2002             2001
                                                   ------------     ------------
 Revenues:
   Base rental income                                $1,832,542     $1,847,371
   Other rental income                                  113,634         95,225
   Interest on short-term investments                     5,459          6,692
                                                     ----------     ----------
       Total revenues                                 1,951,635      1,949,288
                                                     ----------     ----------

 Expenses:
   Real estate operating expenses                       864,768        742,470
   Interest on mortgage notes payable                   544,584        543,916
   Depreciation and amortization                        378,416        362,500
   Real estate taxes                                    212,346        225,051
   Management fees                                      139,005        139,868
   Other                                                  6,460         34,393
                                                     ----------     ----------
       Total expenses                                 2,145,579      2,048,198
                                                     ----------     ----------

 Loss from continuing operations                       (193,944)       (98,910)


 Income from discontinued operations
      (See notes 2 and 4.) including
      $379,725 net gain on sale of
      water rights in 2002                              635,359         10,397
                                                     ----------     ----------

 Net income (loss)                                      441,415        (88,513)


       Income (loss) allocated to general partner            57            (11)
                                                     ----------     ----------

       Income (loss) allocated to limited partners   $  441,358     $  (88,502)
                                                     ==========     ==========

 Net income (loss) per Unit of Limited Partnership
         Interest                                    $    56.93     $   (11.42)
                                                     ==========     ==========
       Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                 7,753          7,753
                                                     ==========     ==========

  The accompanying notes are an integral part of these consolidated statements.


                                                   SB PARTNERS
                                         (A New York Limited Partnership)
                                         ------------------------------

                             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             For the three months ended March 31, 2002 (Not Audited)
                               and for the years ended December 31, 2001 and 2000
                   (Audited, but not covered by the report of independent public accountants)
                   --------------------------------------------------------------------------


 Limited Partners:
                                  Units of
                                Partnership
                                  Interest                  Cumulative       Accumulated
                                -----------                    Cash            Earnings
                             Number         Amount        Distributions        (Losses)          Total
                             -------     ------------     --------------     -----------        -------
 Balance, December 31, 1999    7,753     $119,968,973     $ (98,503,573)     $(3,738,199)     $17,727,201
  Cash distributions               0                0          (891,538)               0         (891,538)
  Net loss for the period          0                0                 0         (966,169)        (966,169)
                              ------     ------------     -------------      -----------      -----------
 Balance, December 31, 2000    7,753      119,968,973       (99,395,111)      (4,704,368)      15,869,494
  Cash distributions               0                0          (775,250)               0         (775,250)
  Net loss for the period          0                0                 0         (308,842)        (308,842)
                              ------     ------------     -------------      -----------      -----------
 Balance, December 31, 2001    7,753      119,968,973      (100,170,361)      (5,013,210)      14,785,402
  Cash distributions               0                0          (775,250)               0         (775,250)
  Net income for the period        0                0                 0          441,358          441,358
                              ------     ------------     -------------      -----------      -----------
 Balance, March 31, 2002       7,753     $119,968,973     $(100,945,611)     $(4,571,852)     $14,451,510
                              ======     ============     =============      ===========      ===========

 General Partner:
                                     Units of
                                   Partnership
                                     Interest                Cumulative        Accumulated
                                   -----------                  Cash             Earnings
                               Number         Amount        Distributions        (Losses)         Total
                               ------         -------       -------------      -----------       --------
 Balance, December 31, 1999        1          $10,000          $(24,659)         $(1,492)        $(16,151)
  Cash distributions               0                0              (115)               0             (115)
  Net loss for the period          0                0                 0             (125)            (125)
                                ----          -------          --------          -------         --------
 Balance, December 31, 2000        1           10,000           (24,774)          (1,617)         (16,391)
  Cash distributions               0                0              (100)               0             (100)
  Net loss for the period          0                0                 0              (40)             (40)
                                ----          -------          --------          -------         --------
 Balance, December 31, 2001        1           10,000           (24,874)          (1,657)         (16,531)
  Cash distributions               0                0              (100)               0             (100)
  Net income for the period        0                0                 0               57               57
                                ----          -------          --------          -------         --------
 Balance, March 31, 2002           1          $10,000          $(24,974)         $(1,600)        $(16,574)
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

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Not Audited)
                             ---------------------------------------------------
                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        2002           2001
                                                     ---------      ----------
 Cash Flows From Operating Activities:
  Net income (loss)                                  $ 441,415      $  (88,513)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Income from discontinued operations              (635,359)        (10,397)
     Depreciation and amortization                     378,416         362,500
     Increase in operating assets                     (197,613)       (165,004)
     Increase (decrease) in operating liabilities       77,362         (35,177)
                                                     ---------      ----------
      Net cash provided by continuing operations        64,221          63,409
      Net cash provided by discontinued operations     145,656         204,583
                                                     ---------      ----------
      Net cash provided by operating activities        209,877         267,992
                                                     ---------      ----------

 Cash Flows From Investing Activities:
     Capital additions to real estate
       owned - continuing operations                  (87,428)       (102,250)
                                                     ---------      ----------
     Discontinued operations:
       Proceeds from sale of water rights             379,725           -
       Capital additions to real estate              (100,035)       (103,936)
                                                     ---------      ----------
      Net Cash provided by
          (used in) discontinued operations           279,690        (103,936)
                                                     ---------      ----------
      Net cash provided by
         (used in) investing activities               192,262        (206,186)
                                                     ---------      ----------

 Cash Flows From Financing Activities:
     Proceeds from mortgage notes payable                    0         700,000
     Principal payments on mortgage notes payable      (94,348)        (88,015)
     Distributions paid to partners                   (775,350)       (775,350)
     Increase in deferred financing costs                    0         (34,392)
                                                     ---------      ----------
      Net cash used by continuing operations          (869,698)       (197,757)
      Principal payments on mortgage note
       payable - discontinued operations              (106,264)        (98,559)
                                                     ---------      ----------
      Net cash used in financing activities           (975,962)       (296,316)
                                                     ---------      ----------

 Net decrease in cash and cash equivalents            (573,823)       (234,510)
    Cash and cash equivalents at beginning of period   634,029         474,689
                                                     ---------      ----------

    Cash and cash equivalents at end of period       $  60,206      $  240,179
                                                     =========      ==========


 Supplemental disclosures of cash flow information:
     Cash paid during the period for interest        $ 917,070      $   920,506
                                                     =========      ===========

  The accompanying notes are an integral part of these consolidated statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real properties. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.

         (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at March 31, 2002 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased, and the results of its operations and cash flows are classified as discontinued operations.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
         (h) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (i) Each partner is individually responsible for reporting his share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for Federal, state or local income taxes.
         (j) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (k) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (l) In 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. The Statement, among other things, requires the Partnership to classify the operations and cash flow of properties to be disposed of as discontinued operations
         (m) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of March 31, 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate asset held for sale at March 31, 2002 and December 31, 2001:

                                                                   Real Estate at Cost
                         No.of    Year of                       -------------------------
Type                     Prop.  Acquisition   Description       3/31/02          12/31/01
----                     -----  -----------  -------------      --------         --------
Residential properties     4      1991-99     1,042 Apts.      $56,129,826     $56,042,398
Undeveloped land           1      1978        13.9 Acres            44,387          44,387
                                                               -----------     -----------
Total cost                                                      56,174,213      56,086,785
Less: accumulated depreciation                                  (6,000,812)     (5,641,349)
                                                               -----------     -----------
Net book value                                                 $50,173,401     $50,445,436
                                                               ===========     ===========

                                                                Real Estate Held for Sale
                         No.of    Year of                       -------------------------
Type                     Prop.  Acquisition   Description       3/31/02          12/31/01
----                     -----  -----------  -------------      --------         --------
Residential property       1      1983        704 Apts.        $13,823,271      13,723,236
                                                               ===========      ==========

In August 2001, the Partnership began actively marketing Meadowwood
Apartments in Reno, Nevada for sale. As such, the Partnership has reflected this investment as a "real estate asset held for sale" on the accompanying consolidated balance sheets, and, since the change in holding strategy, the investment in the property is no longer being depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost. In accordance with generally accepted accounting principles, the results of operations and cash flows from the property are reflected as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have been reclassified to conform to the current year presentation. (See also Footnote 6.)


(3) MORTGAGE NOTES PAYABLE
      Mortgage notes payable consist of the following first liens:

                                                                           Net Carrying Amount
                                           Annual                        March 31,     December 31,
                    Interest  Maturity   Installment     Amount Due      ---------     ------------
Property              Rate      Date     Payments(a)     at Maturity        2002           2001
---------------------------------------------------------------------------------------------------
Halton Place(b)      3.820%     2/03    Interest Only    $ 1,000,000    $ 1,000,000    $ 1,000,000

Holiday Park         6.895%     2/08       300,169         3,277,785      3,620,627      3,633,115

Cypress Key          6.605%     1/09     1,322,707        14,772,418     16,587,365     16,643,524

Le Coeur du Monde    7.805%    10/09       890,447         9,075,763     10,074,295     10,099,997
                                                                        -----------    -----------
                                                                        $31,282,287    $31,376,636
                                                                        ===========    ===========
Discontinued operations:

Meadowwood           7.550%     1/04    $1,914,996        18,979,461    $19,663,352    $19,769,615
                                                                        ===========    ===========

(a)    Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The credit facility is for a term of two years. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of 1.2 to 1. As of March 31, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.



(4) GAIN ON SALE OF WATER RIGHTS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been taken into income and is included as a component of income from discontinued operations on the accompanying consolidated statement of operations.


(5) DISTRIBUTIONS
         In March 2002, the Partnership paid a cash distribution of $100 per weighted average unit outstanding, which totaled $775,350 based on 7,753.5 weighted average number of units outstanding.


(6) SUBSEQUENT EVENTS
         On April 30, 2002, the Partnership purchased a 75% interest in a partnership which owns Waterview Apartments in Westchester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed upon value of $18,500,000 for the apartment property, net of a first mortgage loan of approximately $14,230,000 and certain related assets and liabilities. Waterview Apartments comprises 203 apartments units and 6,000 square feet of commercial space. On May 10, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada, for $31,350,000 in an all cash transaction. A portion of the proceeds from the sale was used to retire the mortgage note that had been secured by the property.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
               ---------------------------------------------------

General
-------

            Total revenues from continuing operations for the three months ended March 31, 2002 increased $3,000 to approximately $1,952,000 from approximately $1,949,000 for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 increased $530,000 to approximately $441,000 from a net loss of approximately $89,000 for the three months ended March 31, 2001.

      The increase in total revenues from continuing operations was due primarily to higher revenues at Le Coeur du Monde Apartments in St. Louis, Missouri; and Holiday Park Apartments in Holiday, Florida, which added $60,000 and $27,000 to total revenues, respectively. However, Cypress Key in Orlando, Florida saw revenues decrease $66,000 as the economy in the Orlando area slowed during 2001 and has not returned to the levels of the prior year. The downturn in the local economy in Greenville, South Carolina continues to impact the performance of Halton Place Apartments, which had lower occupancy in the current year and a decrease of $15,000 in revenues. Total expenses from continuing operations for the three months ended March 31, 2002 increased $97,000 primarily due to higher operating costs, in particular repairs and maintenance and payroll costs.

      Meadowwood Apartments has been classified as a "real estate asset held for sale" on the consolidated balance sheets. In accordance with accounting principles generally accepted in the United States, depreciation expense is no longer charged to the accounts once a property is so classified, and the results of operations and cash flows are classified as discontinued operations. The cessation of depreciation of the property added $241,000 to income from discontinued operations in the current period. The increase in income from discontinued operations is also attributable to a net gain of $380,000 on the sale of the water rights at property.

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

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2002, the Registrant had cash and cash equivalents of approximately $60,000 in addition to $1,749,000 of deposits held in escrow, including those held in regard to discontinued operations, by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $272,000 less than total cash, cash equivalents and deposits held in escrow on December 31, 2001. After increasing deposits held by lenders in escrow by approximately $301,000, operating activities, including discontinued operations, generated approximately $210,000 of cash flow during the three months ended March 31, 2002. In addition to funds generated from operations, the Partnership realized approximately $380,000 from the sale of water rights at Meadowwood Apartments. During the same period, cash distributions amounting to approximately $775,000 were paid to Unitholders of record as of December 31, 2001, approximately $187,000 was invested in capital additions to the properties, and principal payments of approximately $201,000 were made on mortgage notes payable.

      Total outstanding debt at March 31, 2002, including a mortgage note of $19,663,000 secured by Meadowwood Apartments, consisted of approximately $49,946,000 of long-term non-recourse first mortgage notes and $1,000,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $328,000 for the remainder of 2002 as the mortgage note secured by Meadowwood Apartments was retired when the property was sold in May. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Meadowwood Apartments in Reno, Nevada has been classified as a real estate asset held for sale on the March 31, 2002 consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 10, 2002 (see Footnote 6 to the Consolidated Financial Statements). After repayment of the mortgage note secured by the property, the Registrant realized approximately $10 million of cash proceeds, some of which will be used for acquisition activities. Investigations of appropriate new acquisitions are underway.

      In March 2002, the Registrant made a distribution of $100 per unit to Unitholders of record as of December 31, 2001. This is the fourth consecutive annual distribution since the repositioning of the portfolio in the late 1990's. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended March 31, 2002 increased $50,000 to $1,274,000 from $1,224,000 for the three months ended March 31, 2001. Net income from discontinued operations for the three months ended March 31, 2002 increased $625,000 to $635,000 from $10,000 for the three months ended March 31, 2001.

      The increase in revenues is due primarily to higher rental rates on new and renewing leases, which added approximately $28,000 to revenues in the current period. In addition, collection losses for the period were down $34,000. However, average occupancy was slightly lower as compared to the same period a year earlier, which lowered revenues $11,000. A net gain on the sale of the water rights added $380,000 to income in the current period. Greater net income was due to higher revenues and a $194,000 decrease in expenses. As the property was classified as a "real estate asset held for sale" in August 2001, no depreciation expense was charged in the current period, whereas $241,000 was deducted from income in the comparable period in the prior year. This reduction in expenses was offset partially by additional repair and maintenance costs totaling $34,000 and utilities expense totaling $11,000, as an unseasonably cold winter in the Reno area increased the need for fuel.


Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended March 31, 2002 increased $27,000 to $351,000 from $324,000 for the three months ended March 31, 2001. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2002 increased $13,000 to $49,000 from $36,000 for the three months ended March 31, 2001.

         Increased revenue is primarily due to higher rental rates for new and renewing leases, which added $11,000 to total revenues in the current period. Average occupancy rates went up 2.3%, to 93.3% from 91% for the three months ended March 31, 2001, adding $5,000 to total revenues. Income from the water and sewer billback program added $4,000 to revenues in the current period, and miscellaneous income items added another $6,000. The increase in net income was the result of higher revenue, partially offset by a $14,000 increase in expenses. Payroll expenses increased $9,000 as staff positions that were open in the comparable period of the prior year were filled. Repairs and maintenance costs also increased $9,000, due primarily to additional costs incurred in connection with the turnover of tenants.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended March 31, 2002 decreased $66,000 to $742,000 from $808,000 for the three months ended March 31, 2001. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2002 decreased $119,000 to a net loss of $93,000 from net income of $26,000 for the three months ended March 31, 2001.

      The decrease in revenues reflects the softening of the apartment market in the Orlando area following a general decline in travel and tourism late in 2001 that has continued into the current year. Average occupancy dropped 5.1%, to 91.7% from 96.8% for the comparable period in 2001, reducing revenues $44,000. Although rental rates on new and renewing tenants were raised, greater concessions were offered to prospective tenants, resulting in a net decrease in revenues of $18,000. The net loss was a result of lower revenues and an increase of $53,000 in expenses. Payroll expenses for the current period were $15,000 higher, reflecting a general increase in labor costs. Repairs and maintenance increased $42,000, primarily as a result of higher turnover costs incurred as vacated apartments were prepared for new tenants.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended March 31, 2002 decreased $15,000 to $390,000 from $405,000 for the three months ended March 31, 2001. Net income after depreciation and mortgage interest expense for the three months ended March 31, 2002 decreased $32,000 to $84,000 from $116,000 for the three months ended March 31, 2001.

      The decrease in revenues was primarily the result of lower occupancy. The average occupancy of 84.18% for the three months ended March 31, 2002 was 3.82% lower than the average occupancy of 88.00% for the three months ended March 31, 2001, which reduced revenues by $12,000. The decrease in net income was a result of lower revenues and a $17,000 increase in expenses. Interest expense for the period increased $7,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period. In addition, financing costs were amortized over all three months in the current period which increased expenses by $6,000. Depreciation expense was $3,000 higher as additional assets were placed in service over the course of the year.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2002 increased $60,000 to $463,000 from $403,000 for the three months ended March 31, 2001. Net loss after depreciation and mortgage interest expense for the three months ended March 31, 2002 decreased $35,000 to $23,000 from $58,000 for the three months ended March 31, 2001.

      Higher revenues were due primarily to higher average occupancy in the current period. The average occupancy rate rose 9.63%, to 94.83% in the current year from 85.2% for the same period in the prior year, which added $53,000 to total revenues. Miscellaneous income was also $8,000 higher in the current period. The increase in net income was a result of higher revenues partially offset by a $24,000 increase in expenses. Higher occupancy rates led to additional repairs and maintenance expenditures of $10,000. Payroll costs were $4,000 higher, reflecting an overall increase in the cost of labor from the prior year. Depreciation expense increased $4,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $4,000 from the prior year.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
               ---------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates. As such, the Registrant has market risk to the extent interest rates fluctuate during the two-year term and funds are advanced by the bank under the agreement. The Registrant does not believe this limited exposure to market risk will have a material adverse effect on its financial position or on results of its operations.



                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                            --------------------------------

                                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                     SB PARTNERS
                     ---------------------------------------
                     (Registrant)



                     By: SB PARTNERS REAL ESTATE CORPORATION
                     ---------------------------------------
                     General Partner







Dated: May 15, 2002                            By:/s/ John H. Streicker
                                                  -------------------------
                                                   John H. Streicker
                                                   President



Dated: May 15, 2002                            By:/s/ Elizabeth B. Longo
                                                  --------------------------
                                                   Elizabeth B. Longo
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Dated: May 15, 2002                            By:/s/ George N. Tietjen
                                                  --------------------------
                                                   George N. Tietjen III
                                                   Vice President
                                                  (Principal Accounting Officer)