Form 10-Q
period 2002-06-30
SB PARTNERS
filed 2002-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ----------------------- to ----------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                   SB PARTNERS

                                      INDEX



Part I  Financial Information (Unaudited)

        Consolidated Balance Sheets as of
            June 30, 2002 and December 31, 2001................................1

        Consolidated Statements of Operations
            for the three and six months ended June 30, 2002 and 2001..........2

        Consolidated Statements of Changes in Partners' Capital
            for the six months ended June 30, 2002.............................3

        Consolidated Statements of Cash Flows
            for the six months ended June 30, 2002 and 2001....................4

        Notes to Consolidated Financial Statements.........................5 - 8

        Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................9 - 13

        Quantitative and Qualitative Disclosures About
            Market Risk.......................................................14


Part II Other Information.....................................................14


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2002 (Unaudited) and December 31, 2001
                 -----------------------------------------------
                                                         June 30,   December 31,
                                                           2002         2001
                                                       -----------  -----------

  Assets:
    Investments -
      Real estate, at cost
        Land                                           $ 5,780,842  $ 5,310,842
        Buildings, furnishings and improvements         55,218,391   50,775,943
        Less - accumulated depreciation                 (6,365,311)  (5,641,349)
                                                       ------------ -----------
                                                        54,633,922   50,445,436

  Real estate asset held for sale                                0   13,723,236
  Investment in joint venture                            3,380,747            0
                                                       -----------  -----------
                                                        58,014,669   64,168,672
    Other assets -
      Cash and cash equivalents                          1,904,251      634,029
      Cash held by lenders in escrow                     1,015,644      593,085
      Other                                                633,703      621,893
      Other assets in discontinued operations                    0      987,229
                                                       -----------  -----------
          Total assets                                 $61,568,267  $67,004,908
                                                       ===========  ===========
  Liabilities:
      Mortgage notes payable                           $30,436,286  $31,376,636
      Accounts payable and accrued expenses                722,160      595,173
      Tenant security deposits                             304,533      171,165
      Liabilities of discontinued operations
        including a mortgage note payable of
        $0 and $19,769,615 at June 30, 2002
        and December 31, 2001, respectively                      0   20,093,063
                                                       -----------  -----------
          Total liabilities                             31,462,979   52,236,037
                                                       -----------  -----------

  Partners' Capital:
    Units of partnership interest without par value;
      Limited partners - 7,753 units                    30,119,841   14,785,402
      General partner - 1 unit                             (14,553)     (16,531)
                                                       -----------  -----------
          Total partners' capital                       30,105,288   14,768,871
                                                       -----------  -----------
          Total liabilities and partners' capital      $61,568,267  $67,004,908
                                                       ===========  ===========

                 See notes to consolidated financial statements.


                                                SB PARTNERS
                                     (A New York Limited Partnership)
                                      ------------------------------

                            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           ---------------------------------------------------
                                                           For The Three Months        For The Six Months
                                                             Ended June 30,              Ended June 30,
                                                       ------------------------   --------------------------
                                                          2002         2001          2002            2001
                                                       -----------  -----------   -----------     ----------
Revenues:
  Rental income                                        $ 1,869,973   $1,850,361   $ 3,702,515     $3,697,732
   Other rental income                                     110,173      107,446       223,807        202,671
   Interest on short-term investments                       18,108        6,115        23,567         12,807
                                                       -----------   ----------   -----------     ----------
     Total revenues                                      1,998,254    1,963,922     3,949,889      3,913,210
                                                       -----------   ----------   -----------     ----------
Expenses:
   Real estate operating expenses                          888,099      882,739     1,752,866      1,625,209
   Interest on mortgage notes payable                      552,152      550,672     1,096,737      1,094,588
   Depreciation and amortization                           383,452      364,953       761,868        727,453
   Real estate taxes                                       207,096      224,151       419,443        449,202
   Management fees                                         168,727      138,072       307,711        277,939
   Other                                                     8,071        1,064        14,531         35,457
                                                       -----------   ----------   -----------     ----------
     Total expenses                                      2,207,597    2,161,651     4,353,156      4,209,848
                                                       -----------   ----------   -----------     ----------
Loss from property operations - continuing                (209,343)    (197,729)     (403,267)      (296,638)

Equity in net loss of joint venture                        (13,378)           0       (13,378)             0
                                                       -----------   ----------   -----------     ----------
Loss from continuing operations                           (222,721)    (197,729)     (416,645)      (296,638)

Income (loss) from discontinued operations              (1,208,082)       4,400      (952,468)        14,796

Net gain on sale of investment in real estate
 property, including $379,725 net gain
   on sale of water rights                              17,101,155            0    17,480,880              0
                                                       -----------   ----------   -----------     ----------
Net income (loss)                                       15,670,352     (193,329)   16,111,767       (281,842)

   Income (loss) allocated to general partner                2,021          (25)        2,078            (36)
                                                       -----------   ----------   -----------     ----------
   Income (loss) allocated to limited partners         $15,668,331   $ (193,304)  $16,109,689     $ (281,806)
                                                       ===========   ==========   ===========     ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
  Continuing operations                                $    (28.73)  $   (25.50)  $    (53.74)    $   (38.26)
                                                       ===========   ==========   ===========     ==========

  Discontinued operations                              $  (155.81)   $      .56   $   (122.84)    $     1.91
                                                       ===========   ==========   ===========     ==========

  Net gain on sale                                     $  2,205.60   $        0   $  2,254.58     $        0
                                                       ===========   ==========   ===========     ==========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                    7,753        7,753         7,753          7,753
                                                       ===========   ==========   ===========     ==========

                             See notes to consolidated financial statements.



                                               SB PARTNERS
                                    (A New York Limited Partnership)
                                     ------------------------------

                         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                           For the six months ended June 30, 2002 (Unaudited)
                         -------------------------------------------------------


Limited Partners:
                                      Units of
                                     Partnership
                                      Interest                 Cumulative      Accumulated
                                     -----------                 Cash           Earnings
                                  Number         Amount      Distributions      (Losses)        Total
                                  ------     ------------    -------------     -----------    -----------
Balance, January 1, 2002          7,753      $119,968,973    $(100,170,361)    $(5,013,210)   $14,785,402
 Cash distributions                   0                 0         (775,250)              0       (775,250)
 Net income for the period            0                 0                0      16,109,689     16,109,689
                                  -----      ------------    -------------     -----------    -----------
Balance, June 30, 2002            7,753      $119,968,973    $(100,945,611)    $11,096,479    $30,119,841
                                  =====      ============    =============     ===========    ===========

General Partner:
                                      Units of
                                     Partnership
                                      Interest                 Cumulative      Accumulated
                                     -----------                 Cash           Earnings
                                  Number        Amount       Distributions      (Losses)        Total
                                  ------       --------      -------------     -----------     --------
Balance, January 1, 2002              1        $ 10,000           $(24,874)        $(1,657)    $(16,531)
 Cash distributions                   0               0               (100)              0         (100)
 Net income for the period            0               0                  0           2,078        2,078
                                   ----         -------           --------         -------     --------
Balance, June 30, 2002                1         $10,000           $(24,974)        $   421     $(14,553)
                                   ====         =======           ========         =======     ========


                              See notes to consolidated financial statements.

                                      SB PARTNERS
                         (A New York Limited Partnership)
                          ------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  -------------------------------------------------
                                                                For the Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                   2002           2001
                                                               -----------      ---------
Cash Flows From Operating Activities:
 Net income (loss)                                             $16,111,767      $(281,842)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    (Income) loss from discontinued operations                     952,468        (14,796)
    Gain on sale of investment in real estate property         (17,480,880)             0
    Equity in net loss of joint venture                             13,378              0
    Depreciation and amortization                                  761,868        727,453
    Net increase in operating assets                              (472,275)      (327,335)
    Net increase (decrease) in operating liabilities               260,355        (17,099)
                                                               -----------      ---------
     Net cash provided by continuing operations                    146,681         86,381
     Net cash provided by (used in) discontinued
              operations                                          (288,687)       641,381
                                                               -----------      ---------
     Net cash provided by (used in) operating activities          (142,006)       727,762
                                                               -----------      ---------

Cash Flows From Investing Activities:
    Acquisition of real estate property                          (4,713,385)            0
    Investment in joint venture                                  (3,394,125)            0
    Capital additions to real estate owned                         (199,063)     (252,233)
                                                               ------------     ---------
    Net cash used in investing activities - continuing           (8,306,573)     (252,233)
    Capital additions to real estate asset held for sale           (185,859)     (182,932)
    Proceeds from sale of investment in
           real estate property including water rights           31,389,975             0
                                                               ------------     ---------
    Net cash provided by (used in) investing activities          22,897,543      (435,165)
                                                               ------------     ---------
Cash Flows From Financing Activities:
    Borrowings under revolving credit facility                    3,750,000       700,000
    Repayments of borrowings under revolving
              credit facility                                    (4,500,000)            0
    Principal payments on mortgage notes payable                   (190,350)     (177,573)
    Distributions paid to partners                                 (775,350)     (775,350)
    Increase in deferred financing costs                                  0       (43,958)
                                                               ------------     ---------
    Net cash used in financing activities - continuing           (1,715,700)     (296,881)
    Principal payments on mortgage note payable - discontinued     (178,225)     (198,990)
    Retirement of mortgage note payable - discontinued          (19,591,390)            0
                                                               ------------     ---------
    Net cash used in financing activities                       (21,485,315)     (495,871)
                                                               ------------     ---------
Net increase (decrease) in cash and cash equivalents              1,270,222       (203,274)
   Cash and cash equivalents at beginning of period                 634,029        474,689
                                                               ------------     ---------
   Cash and cash equivalents at end of period                  $  1,904,251       271,415
                                                               ============     =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $  2,899,164     $1,849,495
                                                               ============     ==========


                    See notes to consolidated financial statements.

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

         The consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operation for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

   The significant accounting and financial reporting policies of the Partnership are as follows:
      (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries.
             All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
      (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                    Buildings and improvements 5 to 40 years
                    Furnishings 5 to 7 years
             Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized.
             Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
      (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at June 30, 2002 is estimated to be fully realizable.

      (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased, and the results of operations and cash flows are classified as discontinued operations.
      (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
      (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
      (h) Tenant leases at the residential properties generally have terms of one year or less. Tenant leases at the industrial flex property have terms that exceed one year. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
      (i) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
      (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
      (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during the periods presented.
      (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
      (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and properties intended to be sold are to be designated as "held for sale" on the balance sheet.
      (n) In April, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 is mandatory as of January 1, 2003, management has elected to adopt SFAS 145, immediately. (See
             Note 3.)
             In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is also effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership's consolidated financial statememts.
       (o) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of June 30, 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate asset held for sale at June 30, 2002 and December 31, 2001:

                                                                       Real Estate at Cost
                         No.of    Year of                         ---------------------------
Type                     Prop.  Acquisition   Description            6/30/02       12/31/01
----                     -----  -----------  -------------        -----------     -----------
Residential properties     4    1991-99      1,042 Apts.          $56,241,461     $56,042,398
Industrial flex property   1    2002         60,345 sf              4,713,385               0
Undeveloped land           1    1978         13.9 Acres                44,387          44,387
                                                                  -----------     -----------
Total cost                                                         60,999,233      56,086,785
Less: accumulated depreciation                                     (6,365,311)     (5,641,349)
                                                                  -----------     -----------
Net book value                                                    $54,633,922     $50,445,436
                                                                  ===========     ===========

                                                                    Real Estate Held for Sale
                         No.of    Year of                         ---------------------------
Type                     Prop.  Acquisition   Description           6/30/02        12/31/01
----                     -----  -----------  -------------        -----------     -----------
Residential property       1      1983        704 Apts.           $         0     $13,723,236
                                                                  ===========     ===========

In August 2001, the Partnership began actively marketing Meadowwood Apartments in Reno, Nevada for sale. As such, the Partnership reflected this investment as a "real estate asset held for sale" on the accompanying consolidated balance sheets, and, since the change in holding strategy, the investment in the property was no longer depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost. In accordance with SFAS No. 144, the results of operations and cash flows from the property are reflected as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have been reclassified to conform to the current year presentation (see also Footnote 6).


(3) REAL ESTATE TRANSACTIONS
         On April 30, 2002, the Partnership purchased a 75% interest in a partnership, which owns Waterview Apartments in Westchester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed upon value of $18,500,000 for the apartment property, net of a first mortgage loan of approximately $14,230,000 and certain related assets and liabilities. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, "Recission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections", the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,000,000, in loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.

(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following:

                                                                                              Net Carrying Amount
                                                          Annual                           June 30,     December 31,
                             Interest     Maturity      Installment       Amount Due     ----------     ------------
Property                       Rate         Date        Payments(a)       at Maturity       2002          2001
--------------------------------------------------------------------------------------------------------------------
Halton Place(b)               3.820%       2/03        Interest Only      $ 1,000,000    $   250,000    $ 1,000,000

Holiday Park                  6.895%       2/08        $  300,169           3,277,785      3,607,923      3,633,115

Cypress Key                   6.605%       1/09         1,322,707          14,772,418     16,530,274     16,643,524

Le Coeur du Monde             7.805%      10/09           890,447           9,075,763     10,048,089     10,099,997
                                                                                         -----------    ------------
                                                                                         $30,436,286    $31,376,636
                                                                                         ===========    ============
Discontinued operations:

Meadowwood                    7.550%       1/04        $1,914,996          18,979,461    $         0    $ 19,769,615
                                                                                         ===========    ============

(a)  Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The credit facility is for a term of two years. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to Actual Debt Service, as defined, of 1.2 to 1. As of June 30, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(5) GAIN ON SALE OF WATER RIGHTS
      In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been taken into income and is included as a component of gain on sale of investment in real estate property on the accompanying consolidated statements of operations.

(6) DISTRIBUTIONS
      In March 2002, the Partnership paid a cash distribution of $100 per unit of partnership interest outstanding as of December 31, 2001, which totaled $775,350 based on 7,753.5 units outstanding.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
       -------------------------------------------------------------------

General
-------
      The consolidated financial statements as of and for the three and six months ended June 30, 2002 reflect the continuing operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The consolidated financial statements as of and for the three and six months ended June 30, 2001 reflect the continuing operations of four residential garden apartment properties. The operations and sale of Meadowwood Apartments in Reno, Nevada have been segregated and reflected as discontinued operations for the three and six months ended June 30, 2002 and 2001.

      Total revenues from continuing operations for the three months ended June 30, 2002 increased $34,000 to approximately $1,998,000 from approximately $1,964,000 for the three months ended June 30, 2001. Net income after gain on sale of investment in real estate property for the three months ended June 30, 2002 increased $15,863,000 to net income of approximately $15,670,000 from a net loss of approximately $193,000 for the three months ended June 30, 2001.

      Total revenues from continuing operations for the six months ended June 30, 2002 increased $37,000 to $3,950,000 from $3,913,000 for the six months ended June 30, 2001. Net income after gain on sale of investment in real estate for the six months ended June 30, 2002 increased $16,394,000 to net income of $16,112,000 from a net loss of $282,000 for the six months ended June 30, 2001.

      The increase in total revenues from continuing operations was due, in part, to the purchase of Eagle Lake Business Center IV in June 2002, which added approximately $37,000 to total revenues. Revenues at Le Coeur du Monde Apartments for the three and six months ended June 30, 2002 were approximately 7% and 11% higher, respectively, than in the comparable periods in the prior year. Revenues at Holiday Park Apartments were up 4% and 6% over the three and six month periods of the prior year, respectively. These increases in revenue were partially offset by decreased revenues at Halton Place Apartments, which is located in an area that is still suffering from the economic downturn, and Cypress Key Apartments, which is facing increased competition from new development in the Orlando area.

      The changes in net income are the result of the changes from 2001 to 2002 in the composition of the portfolio. On April 30, 2002, the Registrant purchased a 75% interest in a partnership which owns Waterview Apartments, a 203-unit apartment complex in Westchester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

      As of December 31, 2001, Meadowwood Apartments was under a contract of sale, and, as such, was classified as a "real estate asset held for sale" on the consolidated balance sheets. In accordance with accounting principles generally accepted in the United States of America, depreciation expense is no longer recorded once a property is so classified, and the results of operations and cash flows of the property are classified as discontinued operations for all periods presented.

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

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2002, the Registrant had cash and cash equivalents of approximately $1,904,000 in addition to approximately $1,016,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,693,000 more than the cash, cash equivalents and deposits held in escrow on December 31, 2001. The higher cash balance is due primarily to the sale of Meadowwood Apartments which provided approximately $10,600,000 of cash flow after retiring the mortgage note of approximately $19,600,000 that had been secured by the property, and paying the costs of the sale and yield maintenance on the mortgage note. The sale of the water rights at Meadowwood Apartments in February 2002 provided approximately $380,000 of cash. Uses of cash during the period included distributions amounting to approximately $775,000 that were paid to Unitholders of record as of December 31, 2001. In addition, approximately $4,700,000 was invested in an industrial flex property, and approximately $3,400,000 was invested in a joint venture. Capital additions to existing real estate properties totaled approximately $200,000 during the period, and principal reductions of approximately $940,000 were made on mortgage notes payable. Operations, net of an increase of approximately $423,000 of deposits held in escrow by lenders, used approximately $142,000 of cash, primarily in connection with discontinued operations.

      Total outstanding debt at June 30, 2002 consisted of approximately $30,186,000 of long-term non-recourse first mortgage notes, and $250,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $164,000 for the remainder of 2002. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Meadowwood Apartments in Reno, Nevada, had been classified as a real estate asset held for sale on the December 31, 2001 consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 9, 2002. (Please refer to Form 8-K filed in connection with the sale.) After retirement of the mortgage note secured by the property and the payment of other costs associated with the sale, including the yield maintenance payment required under the terms of the mortgage note, the Registrant realized approximately $10,600 000 of cash proceeds. The proceeds have been invested in an industrial flex space property and a real estate joint venture. (Please refer to Footnote 3 to the Consolidated Financial Statements.)

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      On May 9, 2002, the Registrant sold Meadowwood Apartments in Reno, Nevada, for $31,350,000 in an all cash transaction. Proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000. (Please refer to Form 8-K filed May 24, 2002, in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the assets sold, and will differ from the gain reported on the consolidated financial statements.

      Total revenues for the three months ended June 30, 2002 decreased $733,000 to $510,000 from $1,243,000 for the three months ended June 30, 2001. Loss before gain on sale, and after depreciation and mortgage interest expense for the three months ended June 30, 2002, increased $1,266,000 to a loss of $1,192,000 from income of $74,000 for the three months ended June 30, 2001.

      Total revenues for the six months ended June 30, 2002 decreased $683,000 to $1,784,000 from $2,467,000 for the six months ended June 30, 2001. Income before gain on sale and after depreciation and mortgage interest expense for the six months ended June 30, 2002 decreased $1,016,000 to a loss of $864,000 from income of $152,000 for the six months ended June 30, 2001.

      Due to the sale of the property by the Registrant, the reporting period for Meadowwood Apartments ended on May 9, 2002. The changes in revenues and income are due substantially to the shortened reporting period. Furthermore, as Meadowwood Apartments was classified as a real estate asset held for sale as of August, 2001, no depreciation was charged to expense in the current periods, which decreased depreciation expense $241,000 and $482,000, respectively, from the three and six month periods of the prior year. Due to the retirement before the maturity date of the mortgage note that had been secured by the property, interest expense increased $916,000 primarily due to the yield maintenance payment of approximately $1,056,000 related to the retirement of the mortgage note, and amortization expense increased $62,000 as the balance of the costs incurred in connection with the mortgage note were written off.


Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended June 30, 2002 increased $14,000 to $342,000 from $328,000 for the three months ended June 30, 2001. Net income after depreciation and mortgage interest expense for the three months ended June 30, 2002 increased $10,000 to $37,000 from $27,000 for the three months ended June 30, 2001. Increased revenue is due primarily to higher rental rates for new and renewing leases, which added $11,000 to total revenues in the current period. Income from the water and sewer billback program added $5,000 to revenues in the current period. The increase in net income was the result of higher revenue, partially offset by a $4,000 increase in expenses. Payroll expenses increased $3,000 as staff positions that were open in the comparable period of the prior year were filled.

         Total revenues for the six months ended June 30, 2002 increased $40,000 to $693,000 from $653,000 for the six months ended June 30, 2001. Net income after depreciation and mortgage interest expense for the six months ended June 30, 2002 increased $22,000 to $85,000 from $63,000 for the six months ended June 30, 2001. Increased revenue is due primarily to a rise in rental rates implemented at the property for new and renewing leases, which generated approximately $22,000. In addition, utility income increased $10,000 due to the water and sewer billback program. Other miscellaneous receipts increased $10,000. The increase in net income was the result of higher revenue, partially offset by an increase in expenses. Payroll expenses increased $12,000 as staff positions that were open in the comparable period of the prior year were filled. Real estate tax expense increased $4,000.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended June 30, 2002 decreased $27,000 to $738,000 from $765,000 for the three months ended June 30, 2001. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 2002 increased $2,000 to $93,000 from $91,000 for the three months ended June 30, 2001. Although rental rates on new and renewing leases were raised which added $13,000 to revenues, and average occupancy was higher which added another $14,000, total revenues declined $32,000 as more concessions were given to tenants. Miscellaneous income was $20,000 lower as fees were waived in an effort to induce tenants to enter into leases. A new apartment community built directly across from Cypress Key has been very aggressive in its leasing efforts which necessitated these concessions on new and renewing leases. The increase in net loss was a result of lower revenues, partially offset by a $25,000 decrease in expenses. Utility expense was $10,000 lower and real estate taxes were $12,000 lower in the three month period in the current year.

      Total revenues for the six months ended June 30, 2002 decreased $94,000 to $1,480,000 from $1,574,000 for the six months ended June 30, 2001. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 2002 increased $122,000 to $187,000 from $65,000 for the six months ended June 30, 2001. Average occupancy decreased 2.3%, to 91.3% from 93.6% for the comparable period in 2001, reducing revenues $30,000. Although rental rates on new and renewing tenants were raised, greater concessions were offered to prospective tenants, resulting in a net decrease in rental revenues of $29,000. Fee income was $19,000 lower and collection losses $15,000 higher in the six months ended June 30, 2002. The net loss was a result of lower revenues and an increase of $27,000 in expenses. Payroll expenses for the current period were $21,000 higher. Repairs and maintenance increased $34,000, primarily as a result of higher turnover costs incurred as vacated apartments were prepared for new tenants. These increases in expenses were partially offset by a decrease in real estate taxes of $25,000.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2002 decreased $35,000 to $389,000 from $424,000 for the three months ended June 30, 2001. Net income after depreciation and interest expense for the three months ended June 30, 2002 decreased $37,000 to $74,000 from $111,000 for the three months ended June 30, 2001. The decrease in revenues is due primarily to lower occupancy at the property. Average occupancy for the three months ended June 30, 2002 decreased 4.7%, to 86.8% from 91.5% for the three months ended June 30, 2001, which reduced revenues $27,000. Greater concessions reduced revenues $12,000. The decrease in net income was caused primarily by the reduction of revenues. While overall expenses for the three months ended June 30, 2002 were comparable to the three months ended June 30, 2001, real estate taxes decreased $16,000, partially offset by additional interest expense of $8,000 as average borrowings under the revolving credit facility rose in 2002, and higher depreciation and amortization expense of $8,000.

      Total revenues for the six months ended June 30, 2002 decreased $50,000 to $779,000 from $829,000 for the six months ended June 30, 2001. Net income after depreciation and interest expense for the six months ended June 30, 2002 decreased $68,000 to $159,000 from $227,000 for the six months ended June 30, 2001. The decrease in total revenues is due primarily to a decrease in occupancy at the property. Average occupancy decreased 4.1%, to 85.5% from 89.6% for the comparable period in 2001, which reduced rental revenue $40,000. Although rental rates were increased marginally, greater tenant concessions resulted in a net decrease in revenues of $10,000. The decrease in net income was a result of lower revenues and an $18,000 increase in expenses. Interest expense for the period increased $15,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period. In addition, financing costs were amortized over all six months in the current period which increased expenses $11,000. Depreciation expense was $6,000 higher as additional assets were placed in service over the course of the year. These increases were partially offset by a decrease in real estate taxes of $22,000.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended June 30, 2002 increased $32,000 to $472,000 from $440,000 for the three months ended June 30, 2001. Net loss after depreciation and mortgage interest expense for the three months ended June 30, 2002 decreased $41,000 to $14,000 from $55,000 for the three months ended June 30, 2001. Higher revenues were due primarily to decreased tenant concessions at the property, which added $29,000 to total revenues. Miscellaneous income was also $3,000 higher in the current period. The decrease in net loss was a result of higher revenues and an $8,000 decrease in expenses. Higher occupancy rates led to a decrease in repairs and maintenance expenditures of $12,000 and a decrease in advertising and promotion of $8,000. Depreciation expense increased $3,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $4,000 from the prior year.

      Total revenues for the six months ended June 30, 2002 increased $92,000 to $935,000 from $843,000 for the six months ended June 30, 2001. Net loss after depreciation and mortgage interest expense for the six months ended June 30, 2002 decreased $76,000 to $37,000 from $113,000 for the six months ended June 30, 2001. Higher revenues were due primarily to higher average occupancy in the current period. The average occupancy rate rose 5.0%, to 95.4 % in the current year from 90.4% for the same period in the prior year, which added $81,000 to total revenues. Miscellaneous income was also $11,000 higher in the current period. The decrease in net loss was a result of higher revenues partially offset by a $16,000 decrease in expenses. Depreciation expense increased $7,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $8,000 from the prior year.


Eagle Lake Business center IV (Maple Grove, Minnesota)
-----------------------------

      On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000 in an all cash transaction. (Refer also to Footnote 3 of the Consolidated Financial Statements.)

      Total revenues for the three and six months ended June 30, 2002 were $37,000. Net income after depreciation expense for the three and six months ended June 30, 2002 was $20,000. Total revenue was comprised of rental revenue of $29,000 and escalation income of $8,000. As of June 30, 2002, the property is 100% occupied. Expenses for the three and six months ended June 30, 2002 related primarily to real estate tax expense of $5,000, depreciation expense of $5,000, repairs and maintenance expense of $2,000 and other miscellaneous expenses of $4,000.


Investment in Joint Venture
---------------------------

      On April 30, 2002, the Registrant purchased a 75% interest in a partnership that owns Waterview Apartments in Westchester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space. (Refer also to Footnote 3 of the Consolidated Financial Statements.)

      Equity in net loss of joint venture for the three and six months ended June 30, 2002 was $13,378.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
           ----------------------------------------------------------

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



                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                            --------------------------------

                            On May 24, 2002, the Registrant filed Form 8-K to report the sale on May 9, 2002 of Meadowwood Apartments. Pro-forma financial statements were included in the filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Each of the undersigned hereby certifies in his/her capacity as an officer of SB Partners Real Estate Corporation, the general partner of SB Partners (the "Partnership"), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.






                                                   SB PARTNERS
                                                   -----------------------------
                                                  (Registrant)



                                               By: SB PARTNERS REAL ESTATE
                                                   CORPORATION
                                                   -----------------------------
                                                   General Partner







Dated: August 14, 2002                         By:/s/ John H. Streicker
                                                  ------------------------------
                                                   John H. Streicker
                                                   President



Dated: August 14, 2002                         By:/s/ Elizabeth B. Longo
                                                  ------------------------------
                                                   Elizabeth B. Longo
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Dated: August 14, 2002                         By:/s/ George N. Tietjen
                                                  ------------------------------
                                                   George N. Tietjen III
                                                   Vice President
                                                  (Principal Accounting Officer)