Form 10-Q/A
period 2002-03-31
SB PARTNERS
filed 2002-11-19
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        FORM 10-Q/A. - AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

The Registrant's Form 10-Q for the quarterly period ended March 31, 2002 is amended to reflect the proper application of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Form 10-Q is amended to reflect the operations and sale of Meadowwood Apartments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," as was done in filings on Form 10-Q and 10-K for periods ended prior to 2002. The Registrant hereby amends Items 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.


                                   SB PARTNERS

                                      INDEX



Part I   Financial Information (Unaudited, As Amended)

         Condensed Consolidated Balance Sheets as of
             March 31, 2002 and December 31, 2001..............................1

         Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2002 and 2001................2

         Condensed Consolidated Statements of Changes in Partners' Capital
             for the three months ended March 31, 2002.........................3

         Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 2002 and 2001................4

         Notes to Condesned Consolidated Financial Statements.............5 - 11

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............12 - 15

ITEM 1. FINANCIAL STATEMENTS


                                     SB PARTNERS
                          (A New York Limited Partnership)
                           ------------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 and December 31, 2001 (Unaudited)
                  ------------------------------------------------
                                                    As Restated       As Restated
                                                   (See Note 7)       (See Note 7)
                                                     March 31,        December 31,
                                                       2002               2001
                                                    -----------       -----------

Assets:
  Investments -
    Real estate, at cost
      Land                                          $ 5,310,842       $ 5,310,842
      Buildings, furnishings and improvements        50,863,371        50,775,943
      Less - accumulated depreciation                (6,000,812)       (5,641,349)
                                                    -----------       -----------
                                                     50,173,401        50,445,436

Real estate asset held for sale                      13,823,271        13,723,236
                                                    -----------       -----------
                                                     63,996,672        64,168,672

  Other assets -
    Cash and cash equivalents                            60,206           634,029
    Cash held by lenders in escrow                    1,749,464         1,448,291
    Other                                               676,792           753,916
                                                    -----------       -----------
      Total assets                                  $66,483,134       $67,004,908
                                                    ===========       ===========
Liabilities:
    Mortgage notes payable                          $50,945,639       $51,146,251
    Accounts payable and accrued expenses               877,856           865,421
    Tenant security deposits                            224,703           224,365
                                                    -----------       -----------
      Total liabilities                              52,048,198        52,236,037
                                                    -----------       -----------

Partners' Capital:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                    14,451,510       14,785,402
    General partner - 1 unit                             (16,574)         (16,531)
                                                     -----------      -----------
      Total partners' capital                         14,434,936       14,768,871
                                                     -----------      -----------
      Total liabilities and partners' capital        $66,483,134      $67,004,908
                                                     ===========      ===========

                 See notes to condensed consolidated financial statements.


                                SB PARTNERS
                     (A New York Limited Partnership)
                      ------------------------------

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             -----------------------------------------------------------
                                                  As Restated (See Note 7)
                                            For the Three Months Ended March 31,
                                           -------------------------------------
                                                   2002                2001
                                                -----------        -------------
Revenues:
  Base Rental income                             $3,060,973         $3,026,588
  Other rental income                               159,266            139,628
  Interest on short-term investments                  5,459              6,692
                                                 ----------         ----------
    Total revenues                                3,225,698          3,172,908
                                                 ----------         ----------

Expenses:
  Real estate operating expenses                  1,357,723          1,177,372
  Interest on mortgage notes payable                917,069            923,900
  Depreciation and amortization                     378,416            611,971
  Real estate taxes                                 285,471            296,958
  Management fees                                   211,204            208,144
  Other                                              14,125             43,076
                                                 ----------         ----------
    Total expenses                                3,164,008          3,261,421
                                                 ----------         ----------

Income (loss) from operations                        61,690            (88,513)

Net gain on sale of water rights in 2002            379,725                  0
                                                 ----------         ----------
Net income (loss)                                   441,415            (88,513)

Income (loss) allocated to general partner               57                (11)
                                                 ----------         ----------

Income (loss) allocated to limited partners      $  441,358         $  (88,502)
                                                 ==========         ==========

Net Income (Loss)
  Per Unit of Limited Partnership Interest
  (Basic and Diluted)
   Operations                                    $     7.96         $   (11.42)
                                                 ==========         ==========

   Net gain on sale                              $    48.97         $        0
                                                 ==========         ==========

   Net income (loss)                             $    56.93         $   (11.42)
                                                 ==========         ==========


   Weighted Average Number of Units of Limited
        Partnership Interest Outstanding              7,753              7,753
                                                 ==========         ==========

                 See notes to condensed consolidated financial statements.


                                         SB PARTNERS
                              (A New York Limited Partnership)
                               ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    For the three months ended March 31, 2002 (Unaudited)
                -----------------------------------------------------------------


Limited Partners:
                                  Units of
                                 Partnership
                                   Interest              Cumulative        Accumulated
                                 -----------                Cash             Earnings
                             Number        Amount       Distributions        (Losses)         Total
                             ------     ------------    -------------      -----------     -----------
Balance, January 1, 2002      7,753      $119,968,973    $(100,170,361)     $(5,013,210)    $14,785,402
 Cash distributions               0                 0         (775,250)               0        (775,250)
 Net income for the period        0                 0                0          441,358         441,358
                              -----      ------------    -------------      -----------     -----------
Balance, March 31, 2002       7,753      $119,968,973    $(100,945,611)     $(4,571,852)    $14,451,510
                              =====      ============    =============      ===========     ===========

General Partner:
                                 Units of
                                Partnership
                                 Interest                Cumulative        Accumulated
                                -----------                Cash              Earnings
                              Number      Amount       Distributions         (Losses)        Total
                              ------     -------       -------------       -----------     ---------
Balance, January 1, 2002           1     $10,000         $(24,874)           $(1,657)       $(16,531)
 Cash distributions                0           0             (100)                 0            (100)
 Net income for the period         0           0                0                 57              57
                                ----     -------          -------            -------        --------
Balance, March 31, 2002            1     $10,000         $(24,974)           $(1,600)       $(16,574)
                                ====     =======         ========            =======        ========

                 See notes to condensed consolidated financial statements.

                                       SB PARTNERS
                            (A New York Limited Partnership)
                             ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                -----------------------------------------------------------
                                                               For the Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                2002               2001
                                                              --------          -----------
 Cash Flows From Operating Activities:
   Net income (loss)                                          $441,415          $(88,513)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Gain on sale of water rights                            (379,725)                0
      Depreciation and amortization                            378,416           611,971
      Net increase in operating assets                        (243,002)         (206,025)
      Net increase (decrease) in operating liabilities          12,773           (49,441)
                                                              --------          --------
       Net cash provided by operating activities               209,877           267,992
                                                              --------          --------

Cash Flows From Investing Activities:
    Proceeds from sale of water rights                         379,725                 0
    Capital additions to real estate owned                    (187,463)         (206,186)
                                                              --------          --------
    Net cash provided by (used in) investing activities        192,262          (206,186)
                                                              --------          --------

Cash Flows From Financing Activities:
    Borrowings under revolving credit facility                       0           700,000
    Principal payments on mortgage notes payable              (200,612)         (186,574)
    Distributions paid to partners                            (775,350)         (775,350)
    Increase in deferred financing costs                             0           (34,392)
                                                              --------          --------
    Net cash used in financing activities                     (975,962)         (296,316)
                                                              --------          --------

Net decrease in cash and cash equivalents                     (573,823)         (234,510)
  Cash and cash equivalents at beginning of period             634,029           474,689
                                                              --------          --------
  Cash and cash equivalents at end of period                  $ 60,206          $240,179
                                                              ========          ========


Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                  $917,070          $920,506
                                                              ========          ========

                 See notes to condensed consolidated financial statements.

SB PARTNERS
Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

         The condensed consolidated financial statements as of and for the three month periods ended March 31, 2002 and 2001 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
       (a) The accompanying condensed consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements are prepared using the accrual basis of accounting under accounting prinicples generally accepeted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
        (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
        (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                    Buildings and improvements     5 to 40 years
                    Furnishings                    5 to 7 years
             Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.

        (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at March 31, 2002 is estimated to be fully realizable.
        (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
        (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
        (g) Leases generally have terms of one year or less. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
        (h) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized using either the installment or cost recovery method.
        (i) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying condensed consolidated financial statements for Federal, state or local income taxes.
        (j) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
        (k) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these condensed consolidated financial statements.
        (l) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement").
             The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Meadowwood Apartments is reflected in these condensed consolidated financial statements in accordance with SFAS No. 121.
        (m) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of March 31, 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate asset held for sale, at March 31, 2002 and December 31, 2001:

                                                                   Real Estate at Cost
                        No.of      Year of                     --------------------------
Type                    Prop.    Acquisition    Description      3/31/02        12/31/01
----                    -----    -----------   -------------   -----------    -----------
Residential properties    4      1991-99       1,042 Apts.     $56,129,826    $56,042,398
Undeveloped land          1       1978          13.9 Acres          44,387         44,387
                                                               -----------    -----------
Total cost                                                      56,174,213     56,086,785
Less: accumulated depreciation                                  (6,000,812)    (5,641,349)
                                                               -----------    -----------
Net book value                                                 $50,173,401    $50,445,436
                                                               ===========    ===========

                                                               Real Estate Held for Sale
                        No.of      Year of                     --------------------------
Type                    Prop.    Acquisition    Description      3/31/02       12/31/01
----                    -----    -----------   -------------   -----------    -----------
Residential property      1        1983          704 Apts.     $13,823,271    $13,723,236
                                                               ===========     ==========

In August 2001, the Partnership began actively marketing Meadowwood
Apartments in Reno, Nevada for sale. As such, the Partnership has reflected this investment as a "real estate asset held for sale" on the accompanying condensed consolidated balance sheets, and, since the change in holding strategy, the investment in the property is no longer being depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost. (See also Footnote 6.)


(3) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following first liens:

                                                                           Net Carrying Amount
                                           Annual                       March 31,     December 31,
                   Interest   Maturity   Installment    Amount Due      --------      ------------
Property             Rate       Date      Payments(a)   at Maturity       2002             2001
--------------------------------------------------------------------------------------------------
Halton Place(b)      3.820%    2/03     Interest Only   $ 1,000,000    $ 1,000,000     $ 1,000,000

Meadowwood           7.550%    1/04     $1,914,996       18,979,461     19,663,352      19,769,615

Holiday Park         6.895%    2/08        300,169        3,277,785      3,620,627       3,633,115

Cypress Key          6.605%    1/09      1,322,707       14,772,418     16,587,365      16,643,524

Le Coeur du Monde    7.805%   10/09        890,447        9,075,763     10,074,295      10,099,997
                                                                        ----------      ----------
                                                                       $50,945,639     $51,146,251
                                                                       ===========     ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility is for a term of two years. Borrowings bear interest at one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of March 31, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.






(4) GAIN ON SALE OF WATER RIGHTS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been taken into income and reflected as net gain on sale of water rights on the accompanying condensed consolidated statement of operations.


(5) DISTRIBUTIONS
         In March 2002, the Partnership paid a cash distribution of $100 per unit to Unitholders of record as of December 31, 2001, which totaled $775,350 based on 7,753.5 units outstanding.


(6) SUBSEQUENT EVENTS
         On April 30, 2002, the Partnership purchased a 75% interest in a partnership which owns Waterview Apartments in West Chester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed upon value of $18,500,000 for the apartment property, net of a first mortgage loan of approximately $14,230,000 and certain related assets and liabilities. Waterview Apartments comprises 203 apartments units and 6,000 square feet of commercial space. On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada, for $31,350,000 in an all cash transaction. A portion of the proceeds from the sale was used to retire the mortgage note that had been secured by the property.

 (7) RESTATEMENT TO FINANCIAL STATEMENTS

                  In August 2001, the Partnership began actively marketing Meadowwood Apartments ("Meadowwood") in Reno, Nevada for sale. As such, Meadowwood was classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as "real estate asset held for sale" in the consolidated audited financial statements included in the Partnership's annual filing on Form 10-K for the year ended December 31, 2001.

                  On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and the assets and liabilities related to properties intended to be sold be classified separately on the balance sheets as assets or liabilities from discontinued operations. However, there is an exception for assets that were classified as held for sale prior to the application of the Statement. The Statement requires that those assets continue to be accounted for in accordance with the prior pronouncement applicable for that disposal.

                  In the condensed consolidated financial statements filed on Form 10-Q for the three months ended March 31, 2002, the Partnership classified the operations of Meadowwood as discontinued operations for all periods presented, and separately reported the assets and liabilities associated with Meadowwood as assets and liabilities from discontinued operations for both periods presented. Because Meadowwood was classified as "held for sale" for the year ended December 31, 2001, which was prior to the application of the Statement, such accounting treatment was not in accordance with the exception sited above.

                  As a result, the Partnership has restated the condensed consolidated balance sheets, statements of operations and statements of cash flows, for all periods presented, to reflect Meadowwood properly in accordance with both the Statement and SFAS No. 121. As such, amounts previously reported on the condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, as assets and liabilities from discontinued operations have been returned to their original line items. Similarly, amounts previously reported on the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, as income from discontinued operations have been returned to their original line items. The condensed consolidated balance sheet as of December 31, 2001, as filed in this Form 10-Q/A for the quarter ended March 31, 2002, agrees to the amounts previously reported in the consolidated financial statements included in the Partnership's annual report on Form 10-K. The condensed consolidated statement of operations for the three months ended
         March 31, 2001, as filed in this Form 10-Q/A for the quarter ended March 31, 2002, agree to the amounts previously reported on Form 10-Q for the quarter ended March 31, 2001.

                  A summary of the significant effects is as follows:


As of March 31, 2002 and December 31, 2001
                                                         AS                              AS
                                                      PREVIOUSLY                      PREVIOUSLY
                                                       REPORTED       AS RESTATED      REPORTED        AS RESTATED
                                                       March 31,        March 31,     December 31,     December 31,
                                                         2002             2002            2001             2001
                                                     ------------     ------------    ------------     -----------
Cash held by lenders in escrow                        $   826,003      $ 1,749,464     $   734,028     $ 1,448,291
Other                                                     567,634          676,792         621,893         753,916
Other assets in discontinued operations                 1,032,619                0         846,286               0

Total assets                                           66,483,134       66,483,134      67,004,908      67,004,908

Liabilities:
Mortgage notes payable                                 31,282,287       50,945,639      31,376,636      51,146,251
Accounts payable and accrued expenses                     675,508          877,856         595,173         865,421
Tenant security deposits                                  168,192          224,703         171,165         224,365
Liabilities of discontinued operations
 including mortgage note payable of
 $19,663,352 and $19,769,615, respectively             19,922,211                0      20,093,063               0

Total liabilities                                      52,048,198       52,048,198      52,236,037      52,236,037

Total partners' capital                                14,434,936       14,434,936      14,768,871      14,768,871

Total liabilities and partners' capital                66,483,134       66,483,134      67,004,908      67,004,908





For the three months ended March 31,
                                                            2002                         2001
                                                             AS                           AS
                                                          PREVIOUSLY       2002        PREVIOUSLY        2001
                                                           REPORTED     AS RESTATED     REPORTED      AS RESTATED
                                                          ----------    -----------    ----------     -----------
Revenues:
   Rental income                                          $1,832,542     $3,060,973    $1,847,371     $3,026,588
   Other rental income                                       113,634        159,266        95,225        139,628
   Interest on short-term investments                          5,459          5,459         6,692          6,692
                                                          ----------     ----------    ----------     ----------
     Total revenues                                        1,951,635      3,225,698     1,949,288      3,172,908
                                                          ----------     ----------    ----------     ----------
Expenses:
   Real estate operating expenses                            864,768      1,357,723       742,470      1,177,372
   Interest on mortgage notes payable                        544,584        917,069       543,916        923,900
   Depreciation and amortization                             378,416        378,416       362,500        611,971
   Real estate taxes                                         212,346        285,471       225,051        296,958
   Management fees                                           139,005        211,204       139,868        208,144
   Other                                                       6,460         14,125        34,393         43,076
                                                          ----------     ----------    ----------     ----------
     Total expenses                                        2,145,579      3,164,008     2,048,198      3,261,421
                                                          ----------     ----------    ----------     ----------
Income (loss) from continuing operations                    (193,944)        61,690       (98,910)       (88,513)

Income from discontinued operations
   including net gain on sale of
   water rights in 2002                                      635,359              0        10,397              0

Net gain on sale of water rights in 2002                           0        379,725             0              0
                                                          ----------     ----------    ----------     ----------
Net income (loss)                                         $  441,415     $  441,415    $  (88,513)    $  (88,513)
                                                          ==========     ==========    ==========     ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
  (Basic and Diluted)
  Operations                                              $    56.93     $     7.96    $   (11.42)    $   (11.42)
                                                          ==========     ==========    ==========     ==========

  Net gain on sale                                        $        0     $    48.97    $        0     $        0
                                                          ==========     ==========    ==========     ==========

  Net income (loss)                                       $    56.93     $    56.93    $   (11.42)    $   (11.42)
                                                          ==========     ==========    ==========     ==========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                      7,753          7,753         7,753          7,753
                                                          ==========     ==========    ==========     ==========


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
          ------------------------------------------------------------

General
-------

      As discussed in Note 7 of the condensed consolidated financial statements, the Partnership has restated its financial statements for the quarterly period ended March 31, 2002 and 2001 and as of March 31, 2002 and December 31, 2001 included in Item 1. Management's discussion and analysis gives effect to the restatement.

      Total revenues for the three months ended March 31, 2002 increased $53,000 to approximately $3,226,000 from approximately $3,173,000 for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 increased $530,000 to approximately $441,000 from a net loss of approximately $89,000 for the three months ended March 31, 2001.

      The increase in total revenues was due primarily to higher revenues at Le Coeur du Monde Apartments in St. Louis, Missouri; and Holiday Park Apartments in Holiday, Florida, which added $60,000 and $27,000 to total revenues, respectively. However, Cypress Key in Orlando, Florida saw revenues decrease $66,000 as the economy in the Orlando area slowed during 2001 and has not returned to the levels of the prior year. The downturn in the local economy in Greenville, South Carolina continues to impact the performance of Halton Place Apartments, which had lower occupancy in the current year and a decrease of $15,000 in revenues.

      Total expenses for the three months ended March 31, 2002 decreased $97,000, primarily due to lower depreciation expense. Meadowwood Apartments is under a contract of sale, and, as such, has been classified as a "real estate asset held for sale" on the condensed consolidated balance sheets. In accordance with accounting principles generally accepted in the United States, depreciation expense is no longer charged to the accounts once a property is so classified. The cessation of depreciation of the property added $241,000 to net income in the current period. The increase in net income is also attributable to a net gain of $379,000 on the sale of the water rights at the property.

      For additional analysis, please refer to the discussions of the individual properties below.

      This report on Form 10-Q/A includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties as further described in the Registrant's latest annual report on Form 10-K. Actual results may differ materially from those contemplated by the forward looking statements.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2002, the Registrant had cash and cash equivalents of approximately $60,000 in addition to $1,749,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $272,000 less than the cash, cash equivalents and deposits held in escrow on December 31, 2001. After increasing deposits held by lenders in escrow by approximately $301,000, operating activities generated approximately $210,000 of cash flow during the three months ended March 31, 2002. In addition to funds generated from operations, the Partnership realized approximately $380,000 from the sale of water rights at Meadowwood Apartments. During the same period, cash distributions amounting to approximately $775,000 were paid to Unitholders of record as of December 31, 2001, approximately $187,000 was invested in capital additions to the properties, and principal payments of approximately $201,000 were made on mortgage notes payable.

      Total outstanding debt at March 31, 2002 consisted of approximately $49,946,000 of long-term non-recourse first mortgage notes and $1,000,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Condensed Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $328,000 for the remainder of 2002 as the mortgage note secured by Meadowwood Apartments was retired when the property was sold in May. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Meadowwood Apartments in Reno, Nevada has been classified as a real estate asset held for sale on the March 31, 2002 condensed consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 9, 2002 (see Footnote 6 to the Condensed Consolidated Financial Statements). After repayment of the mortgage note secured by the property, the Registrant realized approximately
$10 million of cash proceeds, some of which will be used for acquisition activities. Investigations of appropriate new acquisitions are underway.

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      Total revenues for the three months ended March 31, 2002 increased $50,000 to $1,274,000 from $1,224,000 for the three months ended March 31, 2001. Income from operations for the three months ended March 31, 2002 increased $249,000 to $328,000 from $79,000 for the three months ended March 31, 2001.

         The increase in revenues is due primarily to higher rental rates on new and renewing leases, which added approximately $28,000 to revenues in the current period. In addition, collection losses for the period were down $34,000. However, average occupancy was slightly lower as compared to the same period a year earlier, which lowered revenues $11,000. Greater net income was due to higher revenues and a $199,000 decrease in expenses. As the property was classified as a "real estate asset held for sale" in August 2001, no depreciation expense was charged in the current period, whereas $241,000 was deducted from income in the comparable period in the prior year. This reduction in expenses was partially offset by additional repair and maintenance costs totaling $34,000 and utilities expense totaling $11,000, as an unseasonably cold winter in the Reno area increased the need for fuel.


Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended March 31, 2002 increased $27,000 to $351,000 from $324,000 for the three months ended March 31, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2002 increased $13,000 to $49,000 from $36,000 for the three months ended March 31, 2001.

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

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended March 31, 2002 decreased $66,000 to $742,000 from $808,000 for the three months ended March 31, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2002 decreased $119,000 to a net loss of $93,000 from a net income of $26,000 for the three months ended March 31, 2001.

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


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended March 31, 2002 decreased $15,000 to $390,000 from $405,000 for the three months ended March 31, 2001. Net income, which includes deductions for depreciation expense, for the three months ended March 31, 2002 decreased $32,000 to $84,000 from $116,000 for the three months ended March 31, 2001.

      The decrease in revenues was primarily the result of lower occupancy. The average occupancy of 84.18% for the three months ended March 31, 2002 was 3.82% lower than the average occupancy of 88.00% for the three months ended March 31, 2001, which reduced revenues by $12,000. The decrease in net income was a result of lower revenues and a $17,000 increase in expenses. Interest expense for the period increased $7,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period. In addition, financing costs were amortized over all three months in the current period which increased expenses by $6,000. Depreciation expense was $3,000 higher as additional assets were place in service over the course of the year.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2002 increased $60,000 to $463,000 from $403,000 for the three months ended March 31, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2002 decreased $35,000 to $23,000 from $58,000 for the three months ended March 31, 2001.

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

Each of the undersigned hereby certifies in his/her capacity as an officer of SB Partners Real Estate Corporation, the general partner of SB Partners (the "Partnership"), that the Quarterly Report of the Partnership on Form 10-Q/A for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.




                                                   SB PARTNERS
                                                   -----------------------------
                                                   (Registrant)



                                               By: SB PARTNERS REAL ESTATE
                                                   CORPORATION
                                                   -----------------------------
                                                   General Partner



Dated: November 19, 2002                       By:/s/ John H. Streicker
                                                   -----------------------------
                                                   John H. Streicker
                                                   President



Dated: November 19, 2002                       By:/s/ Elizabeth B. Longo
                                                   -----------------------------
                                                   Elizabeth B. Longo
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)



Dated: November 19, 2002                       By:/s/ George N. Tietjen III
                                                   -----------------------------
                                                   George N. Tietjen III
                                                   Vice President
                                                  (Principal Accounting Officer)

I, John H. Streicker, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of SB Partners;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:     November 19, 2002                          /s/ John H. Streicker
                                                     ---------------------------
                                                         John H. Streicker
                                                         President

I, Elizabeth B. Longo, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of SB Partners;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:    November 19, 2002                           /s/ Elizabeth B. Longo
                                                     ---------------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer