Form 10-Q/A
period 2002-06-30
SB PARTNERS
filed 2002-11-19
CIK 87047

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

The Registrant's Form 10-Q for the quarterly period ended June 30, 2002 is amended to reflect the proper application of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Form 10-Q is amended to reflect the operations and sale of Meadowwood Apartments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," as was done in filings on Form 10-Q and 10-K for periods ended prior to 2002. The Registrant hereby amends Items 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

         SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited, As Amended)

         Condensed Consolidated Balance Sheets as of
             June 30, 2002 and December 31, 2001...............................1

         Condensed Consolidated Statements of Operations
             for the three and six months ended June 30, 2002 and 2001.........2

         Condensed Consolidated Statements of Changes in Partners' Capital
             for the six months ended June 30, 2002............................3

         Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2002 and 2001...................4

         Notes to Condensed Consolidated Financial Statements.............5 - 12

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............13 - 17

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 2002 and December 31, 2001 (Unaudited)
                 -----------------------------------------------
                                                        As Restated     As Restated
                                                       (See Note 6)     (See Note 6)
                                                          June 30,      December 31,
                                                            2002            2001
                                                        -----------     -----------

Assets:
  Investments -
    Real estate, at cost
      Land                                              $ 5,780,842     $ 5,310,842
      Buildings, furnishings and improvements            55,218,391      50,775,943
      Less - accumulated depreciation                    (6,365,311)     (5,641,349)
                                                        -----------     -----------
                                                         54,633,922      50,445,436

Real estate asset held for sale                                   0      13,723,236
Investment in joint venture                               3,380,747               0
                                                        -----------     -----------
                                                         58,014,669      64,168,672
  Other assets -
     Cash and cash equivalents                            1,904,251         634,029
     Cash held by lenders in escrow                       1,015,644       1,448,291
     Other                                                  633,703         753,916
                                                        -----------     -----------
        Total assets                                    $61,568,267     $67,004,908
                                                        ===========     ===========
Liabilities:
    Mortgage notes payable                              $30,436,286     $51,146,251
    Accounts payable and accrued expenses                   722,160         865,421
    Tenant security deposits                                304,533         224,365
                                                        -----------     -----------
        Total liabilities                                31,462,979      52,236,037
                                                        -----------     -----------

Partners' Capital:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                       30,119,841      14,785,402
    General partner - 1 unit                                (14,553)        (16,531)
                                                        -----------     -----------
        Total partners' capital                          30,105,288      14,768,871
                                                        -----------     -----------
        Total liabilities and partners' capital         $61,568,267     $67,004,908
                                                        ===========     ===========

                 See notes to condensed consolidated financial statements.


                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                        CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        -----------------------------------------------------------
                                                     As Restated (See Note 6)       As Restated (See Note 6)
                                                      For The Three Months            For The Six Months
                                                          Ended June 30,                 Ended June 30,
                                                    --------------------------     --------------------------
                                                       2002            2001           2002            2001
                                                    -----------     ----------     ----------      ----------
Revenues:
   Rental income                                    $ 2,357,735     $3,055,222     $ 5,418,708     $6,081,810
   Other rental income                                  132,508        145,786         291,774        285,414
   Interest on short-term investments                    18,108          6,115          23,567         12,807
                                                    -----------     ----------     -----------     ----------
     Total revenues                                   2,508,351      3,207,123       5,734,049      6,380,031
                                                    -----------     ----------     -----------     ----------
Expenses:
   Real estate operating expenses                     1,180,961      1,339,999       2,538,682      2,517,371
   Interest on mortgage notes payable                 1,854,436        928,990       2,771,506      1,852,890
   Depreciation and amortization                        461,947        614,234         840,363      1,226,205
   Real estate taxes                                    230,997        293,458         516,469        590,416
   Management fees                                      185,000        207,424         396,204        415,568
   Other                                                 12,435         16,347          26,560         59,423
                                                    -----------     ----------     -----------     ----------
     Total expenses                                   3,925,776      3,400,452       7,089,784      6,661,873
                                                    -----------     ----------     -----------     ----------
Loss from operations                                 (1,417,425)      (193,329)     (1,355,735)      (281,842)

Equity in net loss of joint venture                     (13,378)             0         (13,378)             0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
   on sale of water rights                           17,101,155              0      17,480,880              0
                                                    -----------     ----------     -----------     ----------
Net income (loss)                                    15,670,352       (193,329)     16,111,767       (281,842)

   Income (loss) allocated to general partner             2,021            (25)          2,078            (36)
                                                    -----------     ----------     -----------     ----------
   Income (loss) allocated to limited partners      $15,668,331     $ (193,304)    $16,109,689     $ (281,806)
                                                    ===========     ==========     ===========     ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
(Basic and Diluted)
  Operations                                        $   (184.54)    $   (24.93)    $   (176.58)    $   (36.35)
                                                    ===========     ==========     ===========     ==========

  Net gain on sale                                  $  2,205.61     $        0     $  2,254.58     $        0
                                                    ===========     ==========     ===========     ==========

  Net income (loss)                                 $  2,021.07     $   (24.93)    $  2,078.00     $   (36.35)
                                                    ===========     ==========     ===========     ==========


  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                 7,753          7,753           7,753          7,753
                                                    ===========     ==========     ===========     ==========

                 See notes to condensed consolidated financial statements.



                                             SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the six months ended June 30, 2002 (Unaudited)
                     -----------------------------------------------------------------


Limited Partners:
                                       Units of
                                      Partnership
                                       Interest              Cumulative       Accumulated
                                     ------------               Cash           Earnings
                                  Number     Amount         Distributions      (Losses)         Total
                                 -------   ------------    --------------    ------------    -----------
Balance, January 1, 2002           7,753   $119,968,973     $(100,170,361)    $(5,013,210)   $14,785,402
 Cash distributions                    0              0          (775,250)              0       (775,250)
 Net income for the period             0              0                 0      16,109,689     16,109,689
                                   -----   ------------     -------------     -----------    -----------
Balance, June 30, 2002             7,753   $119,968,973     $(100,945,611)    $11,096,479    $30,119,841
                                   =====   ============     ==============    ===========    ===========

General Partner:
                                       Units of
                                      Partnership
                                       Interest               Cumulative      Accumulated
                                     ------------                Cash          Earnings
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

                                      SB PARTNERS
                           (A New York Limited Partnership)
                            ------------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               -----------------------------------------------------------
                                                                 For the Six Months Ended
                                                                         June 30,
                                                                 -------------------------
                                                                     2002          2001
                                                                ------------    ----------
Cash Flows From Operating Activities:
  Net income (loss)                                             $16,111,767     $ (281,842)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Gain on sale of investment in real estate property         (17,480,880)             0
     Equity in net loss of joint venture                             13,378              0
     Depreciation and amortization                                  840,363      1,226,205
     Net (increase) decrease in operating assets                    436,459       (392,933)
     Net increase (decrease) in operating liabilities               (63,093)       176,332
                                                                -----------     ----------
      Net cash provided by (used in) operating activities          (142,006)       727,762
                                                                -----------     ----------

Cash Flows From Investing Activities:
   Acquisition of real estate property                           (4,713,385)             0
   Investment in joint venture                                   (3,394,125)             0
   Capital additions to real estate owned                          (384,922)      (435,165)
   Proceeds from sale of investment in
     real estate property including water rights                 31,389,975              0
                                                                -----------     ----------
      Net cash provided by (used in) investing activities        22,897,543       (435,165)
                                                                -----------     ----------
Cash Flows From Financing Activities:
   Borrowings under revolving credit facility                     3,750,000        700,000
   Repayments of borrowings under revolving
      credit facility                                            (4,500,000)             0
   Principal payments on mortgage notes payable                    (368,575)      (376,563)
   Retirement of mortgage note payable                          (19,591,390)             0
   Distributions paid to partners                                  (775,350)      (775,350)
   Increase in deferred financing costs                                   0        (43,958)
                                                                -----------     ----------
       Net cash used in financing activities                    (21,485,315)      (495,871)
                                                                -----------     ----------
Net increase (decrease) in cash and cash equivalents              1,270,222       (203,274)
 Cash and cash equivalents at beginning of period                   634,029        474,689
                                                                -----------     ----------
 Cash and cash equivalents at end of period                     $ 1,904,251     $  271,415
                                                                ===========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $ 2,899,164     $1,849,495
                                                                ===========     ==========


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

         The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

   The significant accounting and financial reporting policies of the Partnership are as follows:
       (a) The accompanying condensed consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
       (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
       (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                Buildings and improvements     5 to 40 years
                Furnishings                    5 to 7 years
            Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
       (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at June 30, 2002 is estimated to be fully realizable.

       (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
       (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
       (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
       (h) Tenant leases at the residential properties generally have terms of one year or less. Tenant leases at the industrial flex property have terms that exceed one year. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
       (i) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
       (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying condensed consolidated financial statements for Federal, state or local income taxes.
       (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during the periods presented.
       (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these condensed consolidated financial statements.
       (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Meadowwood Apartments is reflected in these condensed consolidated financial statements in accordance with SFAS No. 121.
       (n) In April, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 is mandatory as of January 1, 2003, management has elected to adopt SFAS No. 145 immediately.
            (See Note 3.)
            In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is also effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership's condensed consolidated financial statements.
       (o) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

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
                                                                    ===========     ===========

In August 2001, the Partnership began actively marketing Meadowwood Apartments in Reno, Nevada for sale. As such, the Partnership reflected this investment as a "real estate asset held for sale" on the accompanying consolidated balance sheets, and, since the change in holding strategy, the investment in the property was no longer depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost. (See also Footnote 3.)

(3) REAL ESTATE TRANSACTIONS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been taken into income and is included as a component of gain on sale of investment in real estate property on the accompanying condensed consolidated statements of operations.

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

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, "Recission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections", the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,000,000, in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.


(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following:

                                                                                 Net Carrying Amount
                                                Annual                          June 30,    December 31,
                       Interest   Maturity    Installment     Amount Due      -----------  -------------
Property                 Rate       Date      Payments(a)     at Maturity        2002          2001
--------------------------------------------------------------------------------------------------------
Halton Place(b)         3.790%      2/03      Interest Only   $   250,000     $   250,000   $  1,000,000
Holiday Park            6.895%      2/08      $  300,169        3,277,785       3,607,923      3,633,115
Cypress Key             6.605%      1/09       1,322,707       14,772,418      16,530,274     16,643,524
Le Coeur du Monde       7.805%     10/09         890,447        9,075,763      10,048,089     10,099,997
Meadowwood (c)                                                                          0     19,769,615
                                                                              -----------    -----------
                                                                              $30,436,286    $51,146,251
                                                                              ===========    ===========

(a)  Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility is for a term of two years. Borrowings bear interest at one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of June 30, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.
(c) The loan that had been secured by Meadowwood Apartments was retired when the property was sold on May 9, 2002.


(5) DISTRIBUTIONS
         In March 2002, the Partnership paid a cash distribution of $100 per unit to Unitholders of record as of December 31, 2001, which totaled $775,350 based on 7,753.5 units outstanding.

(6) RESTATEMENT TO FINANCIAL STATEMENTS

                  In August 2001, the Partnership began actively marketing Meadowwood Apartments ("Meadowwood") in Reno, Nevada for sale. As such, Meadowwood was classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as "real estate asset held for sale" in the audited consolidated financial statements included in the Partnership's annual filing on Form 10-K for the year ended December 31, 2001.

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

                  In the condensed consolidated financial statements filed on Form 10-Q for the periods ended June 30, 2002, the Partnership classified the operations of Meadowwood as discontinued operations for all periods presented, and separately reported the assets and liabilities associated with Meadowwood as assets and liabilities from discontinued operations for both periods presented. Because Meadowwood was classified as "held for sale" for the year ended December 31, 2001, which was prior to the application of the Statement, such accounting treatment was not in accordance with the exception sited above.

                  As a result, the Partnership has restated the condensed consolidated balance sheets, statements of operations and statements of cash flows, for all periods presented, to reflect Meadowwood properly in accordance with both the Statement and SFAS No. 121. As such, amounts previously reported on the condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, as assets and liabilities from discontinued operations have been returned to their original line items. Similarly, amounts previously reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, as income from discontinued operations have been returned to their original line items. The condensed consolidated balance sheet as of December 31, 2001, as filed in this Form 10-Q/A for the quarter ended June 30, 2002, agrees to the amounts previously reported in the consolidated financial statements included in the Partnership's annual report on Form 10-K. The condensed concolidated statement of operations for the three and six months ended June 30, 2001, as filed in this Form 10-Q/A for the period ended June 30, 2002, agree to the amounts previously reported on Form 10-Q for the period ended June 30, 2001.

                  A summary of significant effects is as follows:


As of June 30, 2002 and December 31, 2001
                                                             AS                             AS
                                                          PREVIOUSLY                     PREVIOUSLY
                                                           REPORTED      AS RESTATED       REPORTED     AS RESTATED
                                                           June 30,        June 30,      December 31,   December 31,
                                                             2002            2002            2001          2001
                                                          -----------    -----------     -----------    -----------
 Cash held by lenders in escrow                           $ 1,015,644    $ 1,015,644     $   593,085    $ 1,448,291
 Other                                                        633,703        633,703         621,893        753,916
 Other assets in discontinued operations                            0              0         987,229              0

 Total assets                                              61,568,267     61,568,267      67,004,908     67,004,908


Liabilities:
Mortgage notes payable                                     30,436,286     30,436,286      31,376,636     51,146,251
Accounts payable and accrued expenses                         722,160        722,160         595,173        865,421
Tenant security deposits                                      304,533        304,533         171,165        224,365
Liabilities of discontinued operations
 including mortgage note payable of
 $0 and $19,769,615, respectively                                   0              0      20,093,063              0

Total liabilities                                          31,462,979     31,462,979      52,236,037     52,236,037

Total partners' capital                                    30,105,288     30,105,288      14,768,871     14,768,871

Total liabilities and partners' capital                    61,568,267     61,568,267      67,004,908     67,004,908



For the three months ended June 30,
                                                        2002                           2001
                                                         AS                             AS
                                                     PREVIOUSLY         2002         PREVIOUSLY        2001
                                                      REPORTED       AS RESTATED      REPORTED      AS RESTATED
                                                     -----------    ------------     ----------     -----------
Revenues:
   Rental income                                     $ 1,869,973     $ 2,357,735     $1,850,361     $3,055,222
   Other rental income                                   110,173         132,508        107,446        145,786
   Interest on short-term investments                     18,108          18,108          6,115          6,115
                                                     -----------     -----------     ----------     ----------
     Total revenues                                    1,998,254       2,508,351      1,963,922      3,207,123
                                                     -----------     -----------     ----------     ----------
Expenses:
   Real estate operating expenses                        888,099       1,180,961        882,739      1,339,999
   Interest on mortgage notes payable                    552,152       1,854,436        550,672        928,990
   Depreciation and amortization                         383,452         461,947        364,953        614,234
   Real estate taxes                                     207,096         230,997        224,151        293,458
   Management fees                                       168,727         185,000        138,072        207,424
   Other                                                   8,071          12,435          1,064         16,347
                                                     -----------     -----------     ----------     ----------
     Total expenses                                    2,207,597       3,925,776      2,161,651      3,400,452
                                                     -----------     -----------     ----------     ----------
Loss from property operations - continuing              (209,343)     (1,417,425)      (197,729)      (193,329)

Equity in net loss of joint venture                      (13,378)        (13,378)             0              0
                                                     -----------     -----------     ----------     ----------
Loss from continuing operations                         (222,721)     (1,430,803)      (197,729)      (193,329)

Income (loss) from discontinued operations            (1,208,082)              0          4,400              0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
 on sale of water rights                              17,101,155      17,101,155              0              0
                                                     -----------     -----------     ----------     ----------
Net income (loss)                                    $15,670,352     $15,670,352     $ (193,329)    $ (193,329)
                                                     ===========     ===========     ==========     ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
  (Basic and Diluted)
  Operations                                         $    (28.73)    $   (184.54)    $   (25.50)    $   (24.93)
                                                     ===========     ===========     ==========     ==========

  Discontinued operations                            $   (155.81)    $         0     $     0.56     $        0
                                                     ===========     ===========     ==========     ==========

  Net gain on sale                                   $  2,205.61     $  2,205.61     $        0     $        0
                                                     ===========     ===========     ==========     ==========

  Net income (loss)                                  $  2,021.07     $  2,021.07     $   (25.50)    $   (24.93)
                                                     ===========     ===========     ==========     ==========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                  7,753           7,753          7,753          7,753
                                                     ===========     ===========     ==========     ==========


For the six months ended June 30,

                                                         2002                         2001
                                                          AS                           AS
                                                      PREVIOUSLY       2002        PREVIOUSLY        2001
                                                       REPORTED     AS RESTATED     REPORTED      AS RESTATED
                                                      ----------    -----------    ----------     -----------
Revenues:
   Rental income                                     $ 3,702,515    $ 5,418,708    $3,697,732     $6,081,810
   Other rental income                                   223,807        291,774       202,671        285,414
   Interest on short-term investments                     23,567         23,567        12,807         12,807
                                                     -----------    -----------    ----------     ----------
     Total revenues                                    3,949,889      5,734,049     3,913,210      6,380,031
                                                     -----------    -----------    ----------     ----------
Expenses:
   Real estate operating expenses                      1,752,866      2,538,682     1,625,209      2,517,371
   Interest on mortgage notes payable                  1,096,737      2,771,506     1,094,588      1,852,890
   Depreciation and amortization                         761,868        840,363       727,453      1,226,205
   Real estate taxes                                     419,443        516,469       449,202        590,416
   Management fees                                       307,711        396,204       277,939        415,568
   Other                                                  14,531         26,560        35,457         59,423
                                                     -----------    -----------    ----------     ----------
     Total expenses                                    4,353,156      7,089,784     4,209,848      6,661,873
                                                     -----------    -----------    ----------     ----------
Loss from property operations - continuing              (403,267)    (1,355,735)     (296,638)      (281,842)

Equity in net loss of joint venture                      (13,378)       (13,378)            0              0
                                                     -----------    -----------     ---------     ----------
Loss from continuing operations                         (416,645)    (1,369,113)     (296,638)      (281,842)

Income (loss) from discontinued operations              (952,468)             0        14,796              0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
 on sale of water rights                              17,480,880     17,480,880             0              0
                                                     -----------    -----------    ----------     ----------
Net income (loss)                                    $16,111,767    $16,111,767    $ (281,842)    $ (281,842)
                                                     ===========    ===========    ==========     ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
  (Basic and Diluted)
  Operations                                         $    (53.74)   $   (176.58)   $   (38.26)    $   (36.35)
                                                     ===========    ===========    ==========     ==========

  Discontinued operations                            $   (122.84)   $         0    $     1.91     $        0
                                                     ===========    ===========    ==========     ==========

  Net gain on sale                                   $  2,254.58    $  2,254.58    $        0     $        0
                                                     ===========    ===========    ==========     ==========

  Net income (loss)                                  $  2,078.00    $  2,078.00    $   (36.35)    $   (36.35)
                                                     ===========    ===========    ==========     ==========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                  7,753          7,753         7,753          7,753
                                                     ===========    ===========    ==========     ==========



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
       AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
       -------------------------------------------------------------------

General
-------
      As discussed in Note 6 of the condensed consolidated financial statements, the Partnership has restated its financial statements for the three and six month periods ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001 included in Item 1. Management's discussion and analysis gives effect to the restatement.

      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 reflect the operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The condensed consolidated financial statements for the three and six months ended
June 30, 2001 reflect the operations of four residential garden apartment properties.

      Total revenues for the three months ended June 30, 2002 decreased $699,000 to approximately $2,508,000 from approximately $3,207,000 for the three months ended June 30, 2001. Net income after gain on sale of investment in real estate property for the three months ended June 30, 2002 increased $15,863,000 to net income of approximately $15,670,000 from a net loss of approximately $193,000 for the three months ended June 30, 2001.

      Total revenues for the six months ended June 30, 2002 decreased $646,000 to $5,734,000 from $6,380,000 for the six months ended June 30, 2001. Net income after gain on sale of investment in real estate for the six months ended June 30, 2002 increased $16,394,000 to net income of $16,112,000 from a net loss of $282,000 for the six months ended June 30, 2001.

      The changes in revenues and net income are the result of the changes from 2001 to 2002 in the composition of the portfolio. On April 30, 2002, the Registrant purchased a 75% interest in a partnership which owns Waterview Apartments, a 203-unit apartment community in Westchester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

      The purchase of Eagle Lake Business Center IV in June 2002 added approximately $37,000 to total revenues for the three and six month periods. Revenues at Le Coeur du Monde Apartments for the three and six months ended June 30, 2002 were approximately 7% and 11% higher, respectively, than in the comparable periods in the prior year. Revenues at Holiday Park Apartments were up 4% and 6% over the three and six month periods of the prior year, respectively. However, total revenues were lower overall due, in part, to the shortened reporting period of Meadowwood Apartments, as the property was sold on May 9, 2002. There were decreased revenues at Halton Place Apartments, which is located in an area that is still suffering from the economic downturn, and Cypress Key Apartments, which is facing increased competition from new development in the Orlando area.

      As of December 31, 2001, Meadowwood Apartments was under a contract of sale, and, as such, was classified as a "real estate asset held for sale" on the consolidated balance sheets. In accordance with accounting principles generally accepted in the United States of America, depreciation expense is no longer recorded once a property is so classified.

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



Liquidity and Capital Resources
-------------------------------

      As of June 30, 2002, the Registrant had cash and cash equivalents of approximately $1,904,000 in addition to approximately $1,016,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $838,000 more than the cash, cash equivalents and deposits held in escrow on December 31, 2001. The higher cash balance is due primarily to the sale of Meadowwood Apartments which provided approximately $10,600,000 of cash flow after retiring the mortgage note of approximately $19,600,000 that had been secured by the property, and paying the costs of the sale and yield maintenance on the mortgage note. The sale of the water rights at Meadowwood Apartments in February 2002 provided approximately $380,000 of cash. Operations, net of a decrease of approximately $432,000 of deposits held in escrow by lenders, used approximately $142,000 of cash. Other uses of cash during the period included distributions amounting to approximately $775,000 that were paid to Unitholders of record as of December 31, 2001. In addition, approximately $4,700,000 was invested in an industrial flex property, and approximately $3,400,000 was invested in a joint venture. Capital additions to existing real estate properties totaled approximately $385,000 during the period, and, in addition to the retirement of the mortgage note that had been secured by Meadowwood Apartments, principal reductions of approximately $1,119,000 were made on mortgage notes payable.

      Total outstanding debt at June 30, 2002 consisted of approximately $30,186,000 of long-term non-recourse first mortgage notes, and $250,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Condensed Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $164,000 for the remainder of 2002. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Meadowwood Apartments in Reno, Nevada, had been classified as a real estate asset held for sale on the December 31, 2001 consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 9, 2002. (Please refer to Form 8-K filed in connection with the sale.) After retirement of the mortgage note secured by the property and the payment of other costs associated with the sale, including the yield maintenance payment of approximately $1,056,000 required under the terms of the mortgage note, the Registrant realized approximately $10,600,000 of cash proceeds. Most of the proceeds have been invested in an industrial flex property and a real estate joint venture. (Please refer to Footnote 3 to the Condensed Consolidated Financial Statements.)

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

Meadowwood Apartments (Reno, Nevada)
---------------------

      On May 9, 2002, the Registrant sold Meadowwood Apartments in Reno, Nevada, for $31,350,000 in an all cash transaction. Proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000. (Please refer to Form 8-K filed May 24, 2002, in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the assets sold, and will differ from the gain reported on the condensed consolidated financial statements.

      Total revenues for the three months ended June 30, 2002 decreased $733,000 to $510,000 from $1,243,000 for the three months ended June 30, 2001. Loss from operations for the three months ended June 30, 2002, increased $1,266,000 to a loss of $1,192,000 from income of $74,000 for the three months ended
June 30, 2001.

      Total revenues for the six months ended June 30, 2002 decreased $683,000 to $1,784,000 from $2,467,000 for the six months ended June 30, 2001. Income from operations for the six months ended June 30, 2002 decreased $1,016,000 to a loss of $864,000 from income of $152,000 for the six months ended June 30, 2001.

      Due to the sale of the property by the Registrant, the reporting period for Meadowwood Apartments ended on May 9, 2002. The changes in revenues and income are due substantially to the shortened reporting period. Furthermore, as Meadowwood Apartments was classified as a real estate asset held for sale as of August, 2001, no depreciation was charged to expense in the current periods, which decreased depreciation expense $241,000 and $482,000, respectively, from the three and six month periods of the prior year. Interest expense increased $916,000 primarily due to the yield maintenance payment of approximately $1,056,000 related to the retirement prior to the maturity date of the mortgage note that had been secured by the property, and amortization expense increased $62,000 as the balance of the costs incurred in connection with the mortgage note were written off.

Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended June 30, 2002 increased $14,000 to $342,000 from $328,000 for the three months ended June 30, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2002 increased $10,000 to $37,000 from $27,000 for the three months ended June 30, 2001. Increased revenue is due primarily to higher rental rates for new and renewing leases, which added $11,000 to total revenues in the current period. Receipts from the water and sewer billback program added $5,000 to revenues in the current period. The increase in net income was the result of higher revenue, partially offset by a $4,000 increase in expenses. Payroll expenses increased $3,000 as staff positions that were open in the comparable period of the prior year were filled.

         Total revenues for the six months ended June 30, 2002 increased $40,000 to $693,000 from $653,000 for the six months ended June 30, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2002 increased $22,000 to $85,000 from $63,000 for the six months ended June 30, 2001. Increased revenue is due primarily to a rise in rental rates implemented at the property for new and renewing leases, which generated approximately $22,000. In addition, utility income increased $10,000 from the water and sewer billback program. Other miscellaneous receipts increased $10,000. The increase in net income was the result of higher revenue, partially offset by an increase in expenses. Payroll expenses increased $12,000 as staff positions that were open in the comparable period of the prior year were filled. Real estate tax expense increased $4,000.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended June 30, 2002 decreased $27,000 to $738,000 from $765,000 for the three months ended June 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2002 increased $2,000 to $93,000 from $91,000 for the three months ended June 30, 2001. Although rental rates on new and renewing leases were raised which added $13,000 to revenues, and average occupancy was higher which added another $14,000, total revenues declined by $32,000 as more concessions were given to tenants. Miscellaneous income was $20,000 lower as fees were waived in an effort to induce tenants to enter into leases. A new apartment community built directly across from Cypress Key has been very aggressive in its leasing efforts which necessitated these concessions on new and renewing leases. The increase in net loss was a result of lower revenues, partially offset by a $25,000 decrease in expenses. Utility expense was $10,000 lower and real estate taxes were $12,000 lower in the three month period in the current year.

      Total revenues for the six months ended June 30, 2002 decreased $94,000 to $1,480,000 from $1,574,000 for the six months ended June 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2002 increased $122,000 to $187,000 from $65,000 for the six months ended June 30, 2001. Average occupancy decreased 2.3%, to 91.3% from 93.6% for the comparable period in 2001, reducing revenues $30,000. Although rental rates on new and renewing tenants were raised, greater concessions were offered to prospective tenants, resulting in a net decrease in rental revenues of $29,000. Fee income was $19,000 lower and collection losses $15,000 higher in the six months ended June 30, 2002. The net loss was a result of lower revenues and an increase of $27,000 in expenses. Payroll expenses for the current period were $21,000 higher. Repairs and maintenance increased $34,000, primarily as a result of higher turnover costs incurred as vacated apartments were prepared for new tenants. These increases in expenses were partially offset by a decrease in real estate taxes of $25,000.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2002 decreased $35,000 to $389,000 from $424,000 for the three months ended June 30, 2001. Net income, which includes deductions for depreciation and interest expense, for the three months ended June 30, 2002 decreased $37,000 to $74,000 from $111,000 for the three months ended June 30, 2001. The decrease in revenues is due primarily to lower occupancy at the property. Average occupancy for the three months ended June 30, 2002 decreased 4.7%, to 86.8% from 91.5% for the three months ended June 30, 2001, which reduced revenues $27,000. Greater concessions reduced revenues $12,000. The decrease in net income was caused primarily by the reduction of revenues. While overall expenses for the three months ended
June 30, 2002 were comparable to the three months ended June 30, 2001, real estate taxes decreased $16,000, partially offset by additional interest expense of $8,000 as average borrowings under the revolving credit facility rose in 2002, and higher depreciation and amortization expense of $8,000.

      Total revenues for the six months ended June 30, 2002 decreased $50,000 to $779,000 from $829,000 for the six months ended June 30, 2001. Net income, which includes deductions for depreciation and interest expense, for the six months ended June 30, 2002 decreased $68,000 to $159,000 from $227,000 for the six months ended June 30, 2001. The decrease in total revenues is due primarily to a decrease in occupancy at the property. Average occupancy decreased 4.1%, to 85.5% from 89.6% for the comparable period in 2001, which reduced rental revenue $40,000. Although rental rates were increased marginally, greater tenant concessions resulted in a net decrease in revenues of $10,000. The decrease in net income was a result of lower revenues and an $18,000 increase in expenses. Interest expense for the period increased $15,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period. In addition, financing costs were amortized over all six months in the current period which increased expenses $11,000. Depreciation expense was $6,000 higher as additional assets were placed in service over the course of the year. These increases were partially offset by a decrease in real estate taxes of $22,000.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended June 30, 2002 increased $32,000 to $472,000 from $440,000 for the three months ended June 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2002 decreased $41,000 to $14,000 from $55,000 for the three months ended June 30, 2001. Higher revenues were due primarily to decreased tenant concessions at the property, which added $29,000 to total revenues. Miscellaneous income was also $3,000 higher in the current period. The decrease in net loss was a result of higher revenues and an $8,000 decrease in expenses. Higher occupancy rates led to a decrease in repairs and maintenance expenditures of $12,000 and a decrease in advertising and promotion of $8,000. Depreciation expense increased $3,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $4,000 from the prior year.

      Total revenues for the six months ended June 30, 2002 increased $92,000 to $935,000 from $843,000 for the six months ended June 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2002 decreased $76,000 to $37,000 from $113,000 for the six months ended June 30, 2001. Higher revenues were due primarily to higher average occupancy in the current period. The average occupancy rate rose 5.0%, to 95.4% in the current year from 90.4% for the same period in the prior year, which added $81,000 to total revenues. Miscellaneous income was also $11,000 higher in the current period. The decrease in net loss was a result of higher revenues partially offset by a $16,000 increase in expenses. Depreciation expense increased $7,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $8,000 from the prior year.


Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000 in an all cash transaction. (Refer also to Footnote 3 of the Condensed Consolidated Financial Statements.)

      Total revenues for the three and six months ended June 30, 2002 were $37,000. Net income, which includes deductions for depreciation expense for the three and six months ended June 30, 2002 was $20,000. Total revenue was comprised of rental revenue of $29,000 and escalation income of $8,000. As of June 30, 2002, the property is 100% occupied. Expenses for the three and six months ended June 30, 2002 related primarily to real estate tax expense of $5,000, depreciation expense of $5,000, repairs and maintenance expense of $2,000 and other miscellaneous expenses of $4,000.


Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      On April 30, 2002, the Registrant purchased a 75% interest in a partnership that owns Waterview Apartments in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space. (Refer also to Footnote 3 of the Condensed Consolidated Financial Statements.)

      Equity in net loss of joint venture for the three and six months ended June 30, 2002 was $13,378.

                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Each of the undersigned hereby certifies in his/her capacity as an officer of SB Partners Real Estate Corporation, the general partner of SB Partners (the "Partnership"), that the Quarterly Report of the Partnership on Form 10-Q/A for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.







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