Form 10-Q
period 2002-09-30
SB PARTNERS
filed 2002-11-19
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002
                                           -------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 Not Applicable

                                     SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited)

         Condensed Consolidated Balance Sheets as of
             September 30, 2002 and December 31, 2001..........................1

         Condensed Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 2002 and 2001.......................................2

         Condensed Consolidated Statements of Changes in Partners' Capital
             for the nine months ended September 30, 2002......................3

         Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2002 and 2001.............4

         Notes to Condensed Consolidated Financial Statements..............5 - 8

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................9 - 15

         Quantitative and Qualitative Disclosures About
             Market Risk......................................................16

         Controls and Procedures..............................................16


Part II  Other Information....................................................16


                                    SB PARTNERS
                         (A New York Limited Partnership)
                          ------------------------------

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 2002 and December 31, 2001 (Unaudited)
                ----------------------------------------------------
                                                        September 30,      December 31,
                                                             2002             2001
                                                        ------------       -----------

Assets:
  Investments -
    Real estate, at cost
      Land                                               $ 5,780,842       $ 5,310,842
      Buildings, furnishings and improvements             55,439,142        50,775,943
      Less - accumulated depreciation                     (6,766,880)       (5,641,349)
                                                         -----------       -----------
                                                          54,453,104        50,445,436

Real estate asset held for sale                                    0        13,723,236
Investment in joint venture                                3,447,420                 0
                                                         -----------       -----------
                                                          57,900,524        64,168,672
  Other assets -
    Cash and cash equivalents                              1,908,305           634,029
    Cash held by lenders in escrow                         1,130,881         1,448,291
    Other                                                    576,714           753,916
                                                         -----------       -----------
      Total assets                                       $61,516,424       $67,004,908
                                                         ===========       ===========
Liabilities:
    Mortgage notes payable                               $30,338,600       $51,146,251
    Accounts payable and accrued expenses                  1,046,516           865,421
    Tenant security deposits                                 248,888           224,365
                                                         -----------       -----------
      Total liabilities                                   31,634,004        52,236,037
                                                         -----------       -----------

Partners' Capital:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                        29,897,002        14,785,402
    General partner - 1 unit                                 (14,582)          (16,531)
                                                         -----------       -----------
      Total partners' capital                             29,882,420        14,768,871
                                                         -----------       -----------
      Total liabilities and partners' capital            $61,516,424       $67,004,908
                                                         ===========       ===========

                 See notes to condensed consolidated financial statements.


                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        -----------------------------------------------------------
                                                          For The Three Months           For The Nine Months
                                                           Ended September 30,           Ended September 30,
                                                        -------------------------     -------------------------
                                                           2002           2001           2002           2001
                                                        ----------     ----------     -----------    ----------
Revenues:
   Rental income                                        $1,964,658     $3,124,776     $ 7,383,366    $9,206,586
   Other rental income                                     138,656        155,028         430,430       440,442
   Interest on short-term investments                        7,212          3,224          30,779        16,031
                                                        ----------     ----------     -----------    ----------
     Total revenues                                      2,110,526      3,283,028       7,844,575     9,663,059
                                                        ----------     ----------     -----------    ----------
Expenses:
   Real estate operating expenses                          915,913      1,230,192       3,454,595     3,747,563
   Interest on mortgage notes payable                      534,561        925,888       3,306,067     2,778,778
   Depreciation and amortization                           420,522        528,732       1,260,885     1,754,937
   Real estate taxes                                       238,404        294,487         754,873       884,903
   Management fees                                         199,439        207,972         595,643       623,540
   Other                                                     7,373         58,957          33,933       118,380
                                                        ----------     ----------     -----------    ----------
     Total expenses                                      2,316,212      3,246,228       9,405,996     9,908,101
                                                        ----------     ----------     -----------    ----------
Income (loss) from operations                             (205,686)        36,800      (1,561,421)     (245,042)

Equity in net loss of joint venture                        (17,182)             0         (30,560)            0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
   on sale of water rights                                       0              0      17,480,880             0
                                                        ----------     ----------     -----------    ----------
Net income (loss)                                         (222,868)        36,800      15,888,899      (245,042)

   Income (loss) allocated to general partner                  (29)             5           2,049           (32)
                                                        ----------     ----------     -----------    ----------
   Income (loss) allocated to limited partners          $ (222,839)    $   36,795     $15,886,850    $ (245,010)
                                                        ==========     ==========     ===========    ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
(Basic and Diluted)
  Operations                                            $   (28.74)    $     4.75     $   (205.32)   $   (31.60)
                                                        ==========     ==========     ===========    ==========

  Net gain on sale                                      $        0     $        0     $  2,254.58    $        0
                                                        ==========     ==========     ===========    ==========

  Net income (loss)                                     $   (28.74)    $     4.75     $  2,049.26    $   (31.60)
                                                        ==========     ==========     ===========    ==========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                    7,753          7,753           7,753         7,753
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



                                                     SB PARTNERS
                                            (A New York Limited Partnership)
                                             ------------------------------

                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  For the nine months ended September 30, 2002 (Unaudited)
                             -----------------------------------------------------------------

Limited Partners:
                                        Units of
                                       Partnership
                                        Interest                Cumulative      Accumulated
                                       -----------                Cash           Earnings
                                   Number       Amount        Distributions      (Losses)          Total
                                   ------    ------------     -------------     -----------     -----------
Balance, January 1, 2002            7,753    $119,968,973     $(100,170,361)    $(5,013,210)    $14,785,402
 Cash distributions                     0               0          (775,250)               0       (775,250)
 Net income for the period              0               0                 0       15,886,850     15,886,850
                                    -----    ------------     -------------     ------------    -----------
Balance, September 30, 2002         7,753    $119,968,973     $(100,945,611)    $ 10,873,640    $29,897,002
                                    =====    ============     =============     ============    ===========

General Partner:
                                       Units of
                                      Partnership
                                       Interest               Cumulative        Accumulated
                                      -----------               Cash             Earnings
                                   Number     Amount         Distributions        (Losses)        Total
                                   ------     -------        -------------      -----------      --------
Balance, January 1, 2002               1      $10,000           $(24,874)           $(1,657)     $(16,531)
 Cash distributions                    0            0               (100)                 0          (100)
 Net income for the period             0            0                  0              2,049         2,049
                                    ----      -------           --------            -------      --------
Balance, September 30, 2002            1      $10,000           $(24,974)           $   392      $(14,582)
                                    ====      =======           ========            =======      ========


                 See notes to condensed consolidated financial statements.

                                       SB PARTNERS
                            (A New York Limited Partnership)
                             ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 -----------------------------------------------------------
                                                                     For the Nine Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                       2002             2001
                                                                   -----------       ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                $15,888,899       $ (245,042)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Gain on sale of investment in real estate property            (17,480,880)               0
     Equity in net loss of joint venture                                30,560                0
     Depreciation and amortization                                   1,260,885        1,754,937
     Net (increase) decrease in operating assets                       359,258         (587,642)
     Net increase in operating liabilities                             205,618          323,633
                                                                   -----------       ----------
           Net cash provided by operating activities                   264,340        1,245,886
                                                                   -----------       ----------

Cash Flows From Investing Activities:
     Acquisition of real estate property                            (4,713,385)               0
     Investment in joint venture                                    (3,477,980)               0
     Proceeds from sale of investment in
         real estate property, including water rights               31,389,975                0
     Capital additions to real estate owned                           (605,673)        (617,834)
                                                                   -----------       ----------
           Net cash provided by (used in) investing activities      22,592,937         (617,834)
                                                                   -----------       ----------
Cash Flows From Financing Activities:
      Borrowings under revolving credit facility                     3,750,000        1,000,000
      Repayments of borrowings under revolving
          credit facility                                           (4,500,000)               0
      Principal payments on mortgage notes payable                    (466,261)        (570,028)
      Retirement of mortgage note payable                          (19,591,390)               0
      Distributions paid to partners                                  (775,350)        (775,350)
      Increase in deferred financing costs                                   0          (43,958)
                                                                   -----------       ----------
           Net cash used in financing activities                   (21,583,001)        (389,336)
                                                                   -----------       ----------
Net increase in cash and cash equivalents                            1,274,276          238,716
  Cash and cash equivalents at beginning of period                     634,029          474,689
                                                                   -----------       ----------
  Cash and cash equivalents at end of period                       $ 1,908,305       $  713,405
                                                                   ===========       ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $ 3,430,451       $2,775,383
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

         The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

   The significant accounting and financial reporting policies of the Partnership are as follows:
       (a) The accompanying condensed consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
       (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
       (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                Buildings and improvements     5 to 40 years
                Furnishings                    5 to 7 years
            Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
       (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at September 30, 2002 is estimated to be fully realizable.

      (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
      (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
      (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
      (h) Tenant leases at the residential properties generally have terms of one year or less. Tenant leases at the industrial flex property have terms that exceed one year. Rental income is recognized when earned pursuant to the terms of the leases with tenants.
      (i) Gains on sales of investments in real estate are recognized in accordance with generally accepted accounting principles applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
      (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying condensed consolidated financial statements for Federal, state or local income taxes.
      (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during the periods presented.
      (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these condensed consolidated financial statements.
      (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Meadowwood Apartments is reflected in these condensed consolidated financial statements in accordance with SFAS No. 121.
      (n) In April, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 is mandatory as of January 1, 2003, management has elected to adopt SFAS No.145 immediately (See Note 3). In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is also effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership's condensed consolidated financial statements.
       (o) Certain prior year amounts have been reclassified to make them comparable to the current year presentation.

(2) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of September 30, 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership and the net carrying value of the real estate asset held for sale at September 30, 2002 and December 31, 2001:

                                                                  Real Estate at Cost
                         No.of    Year of                     ---------------------------
Type                     Prop.  Acquisition   Description      9/30/02         12/31/01
----                     -----  -----------  -------------    -----------     -----------
Residential properties     4      1991-99     1,042 Apts.     $56,421,507     $56,042,398
Industrial flex property   1      2002        60,345 sf         4,754,090               0
Undeveloped land           1      1978        13.9 Acres           44,387          44,387
                                                              -----------     -----------
Total cost                                                     61,219,984      56,086,785
Less: accumulated depreciation                                 (6,766,880)     (5,641,349)
                                                              -----------     -----------
Net book value                                                $54,453,104     $50,445,436
                                                              ===========     ===========

                                                               Real Estate Held for Sale
                         No.of    Year of                     ---------------------------
Type                     Prop.  Acquisition   Description       9/30/02         12/31/01
----                     -----  -----------  -------------    -----------     -----------
Residential property       1      1983        704 Apts.       $         0     $13,723,236
                                                              ===========     ===========

In August 2001, the Partnership began actively marketing Meadowwood Apartments in Reno, Nevada for sale. As such, the Partnership reflected this investment as a "real estate asset held for sale" on the accompanying condensed consolidated balance sheet as of December 31, 2001, and, since the change in holding strategy, the investment in the property was no longer depreciated. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost.

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

         On April 30, 2002, the Partnership purchased a 75% interest in a partnership that owns Waterview Apartments in Westchester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed upon value of $18,500,000 for the apartment property, net of a first mortgage loan of approximately $14,230,000 and certain related assets and liabilities. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, "Recission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections", the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,000,000, in interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.

(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following:

                                                                                  Net Carrying Amount
                                               Annual                         September 30,    December 31,
                     Interest     Maturity   Installment       Amount Due     ------------     -----------
Property               Rate         Date     Payments(a)       at Maturity        2002            2001
----------------------------------------------------------------------------------------------------------
Halton Place(b)        3.770%       2/03     Interest Only    $   250,000      $   250,000     $ 1,000,000

Holiday Park           6.895%       2/08     $  300,169         3,277,785        3,594,998       3,633,115

Cypress Key            6.605%       1/09      1,322,707        14,772,418       16,472,235      16,643,524

Le Coeur du Monde      7.805%      10/09        890,447         9,075,763       10,021,367      10,099,997

Meadowwood (c)                                                                           0      19,769,615
                                                                               -----------     -----------
                                                                               $30,338,600     $51,146,251
                                                                               ===========     ===========

(a)  Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility is for a term of two years. Borrowings bear interest at one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of September 30, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.
(c) The loan that had been secured by Meadowwood Apartments was retired when the property was sold on May 9, 2002.


(5) DISTRIBUTIONS
         In March 2002, the Partnership paid a cash distribution of $100 per unit to Unitholders of record as of December 31, 2001, which totaled $775,350 based on 7,753.5 units outstanding.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
    AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
    -------------------------------------------------------------------------

General
-------
      The condensed consolidated financial statements as of and for the three months ended September 30, 2002 reflect the operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The condensed consolidated financial statements as of and for the nine months ended
September 30, 2002 reflect the operations of five residential garden apartment properties, and the aforementioned joint venture and industrial flex property. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 reflect the operations of five residential garden apartment properties. Meadowwood Apartments was sold on May 9, 2002 (see
Note 3 to the Condensed Consolidated Financial Statements).

      Total revenues for the three months ended September 30, 2002 decreased $1,172,000 to approximately $2,111,000 from approximately $3,283,000 for the three months ended September 30, 2001. Net loss for the three months ended September 30, 2002 increased approximately $260,000 to approximately $223,000 from net income of approximately $37,000 for the three months ended September 30, 2001.

      Total revenues for the nine months ended September 30, 2002 decreased approximately $1,818,000 to $7,845,000 from $9,663,000 for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 increased approximately $16,134,000 to net income of approximately $15,889,000 from net loss of approximately $245,000 for the nine months ended
September 30, 2001.

      The changes in total revenues and net income/loss for the three and nine months ended September 30, 2002, are the result of the changes from 2001 to 2002 in the composition of the portfolio. On April 30, 2002, the Registrant purchased a 75% interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in Westchester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

      Due to the sale of Meadowwood Apartments by the Registrant, the reporting period for the property ended on May 9, 2002. The lower revenues are due substantially to the shortened reporting period. Revenues from Meadowwood Apartments were approximately $1,267,000 and $1,950,000 lower, respectively, in the three and nine months ended September 30, 2002 than in the comparable periods in the prior year. The decrease in revenues from Meadowwood Apartments was partially offset by the purchase of Eagle Lake Business Center IV in June 2002, which added approximately $176,000 and $213,000, respectively, to total revenues for the three and nine months ended September 30, 2002.

      As of December 31, 2001, Meadowwood Apartments was under a contract of sale, and, as such, was classified as a "real estate asset held for sale" on the condensed consolidated balance sheet. In accordance with accounting principles generally accepted in the United States of America, depreciation expense is no longer recorded once a property is so classified. The elimination of depreciation reduced depreciation expense approximately $160,000 and $642,000 for the three and nine months ended September 30, 2002, respectively. Interest expense was $376,000 lower for the three months ended September 30, 2002 than for the three months ended September 30, 2001 as no interest was incurred for the loan that had been secured by Meadowwood Apartments after the loan was retired when the property was sold. Interest expense for the nine months ended September 30, 2002 is approximately $540,000 higher than for the comparable period in 2001 as a yield maintenance payment of approximately $1,056,000 was paid as the loan was retired prior to its scheduled maturity. As the proceeds from the sale of Meadowwood Apartments was used to purchase Eagle Lake Business Center IV and the 75% joint venture interest in Waterview Apartments, no debt or interest expense has been incurred in connection with these two new investments.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

      In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 2 to the condensed consolidated financial statements and the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2001.


Real Estate
-----------

      Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Partnership does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

      The Partnership's properties are regularly evaluated on a property by property basis for impairment. If the Partnership incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different from those, if any, in the consolidated financial statements.


Joint Venture
--------------

      The Partnership has an investment in a joint venture that is accounted for under the equity method of accounting because the other venture partner has substantive participative rights regarding the venture's operations. Were the Partnership deemed to control this entity, it would have to be consolidated and therefore impact the balance sheet, operations and related ratios. The ultimate realization of the investment in joint ventures is dependent on a number of factors including the performance of the investee and market conditions. If the venture determines that the real estate held by its investee is impaired, then an impairment charge would be recorded by the venture and Partnership would record its share of loss.


Revenue Recognition
-------------------

      Rental income is recognized when earned pursuant to the terms of the leases. Base rents and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. Before the Partnership can recognize revenue, it is required to assess, among other things, its collectibility. If the Partnership incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

Liquidity and Capital Resources
-------------------------------

      As of September 30, 2002, the Registrant had cash and cash equivalents of approximately $1,908,000 in addition to approximately $1,131,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $957,000 more than the cash, cash equivalents and deposits held in escrow as of December 31, 2001. Higher cash balances are due primarily to the sale of Meadowwood Apartments which provided approximately $10,600,000 of cash flow after retiring the mortgage note of approximately $19,600,000 that had been secured by the property, and paying the costs of the sale and yield maintenance on the mortgage note. The sale of the water rights at Meadowwood Apartments in February 2002 provided approximately $380,000 of cash. Operations, net of a decrease of approximately $317,000 of deposits held in escrow by lenders, provided approximately $264,000 of cash. Uses of cash during the period included distributions amounting to approximately $775,000 that were paid to Unitholders of record as of December 31, 2001. Approximately $4,700,000 was invested in an industrial flex property, and approximately $3,400,000 was invested in a joint venture. Capital additions to existing real estate properties totaled approximately $606,000 during the period, and, in addition to the retirement of the mortgage note that had been secured by Meadowwood Apartments, principal reductions of approximately $1,216,000 were made on mortgage notes payable.

      Total outstanding debt at September 30, 2002 consisted of $30,088,600 of long-term non-recourse first mortgage notes, and $250,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the CondensedConsolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $66,000 for the remainder of 2002. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable. As of the balance sheet date, $7,250,000 remained available to the Registrant under the revolving credit facility.

      Meadowwood Apartments in Reno, Nevada, had been classified as a real estate asset held for sale on the December 31, 2001 condensed consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 9, 2002. (Please refer to Form 8-K filed in connection with the sale.) After retirement of the mortgage note secured by the property and the payment of other costs associated with the sale, including the yield maintenance payment required under the terms of the mortgage note, the Registrant realized approximately
$10,600 000 of cash proceeds. A majority of the proceeds have been invested in an industrial flex space property and a real estate joint venture. (Please refer to Footnote 3 to the Condensed Consolidated Financial Statements.)

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

      Total revenues for the nine months ended September 30, 2002 decreased $1,950,000 to $1,780,000 from $3,730,000 for the nine months ended September 30, 2001. Loss before gain on sale and after depreciation and mortgage interest expense for the nine months ended September 30, 2002 decreased $1,260,000 to a loss of $872,000 from income of $388,000 for the nine months ended September 30, 2001.

      Due to the sale of the property by the Registrant, the reporting period for Meadowwood Apartments ended on May 9, 2002. The changes in revenues and income are due substantially to the shortened reporting period. Revenues were approximately $1,267,000 and $1,950,000 lower, respectively, in the three and nine months ended September 30, 2002 than in the comparable periods in the prior year. Furthermore, as Meadowwood Apartments was classified as a real estate asset held for sale as of August, 2001, no depreciation was charged to expense in the current periods, which decreased depreciation expense $160,000 and $642,000, respectively, from the three and nine month periods of the prior year. Interest expense was $376,000 lower for the three months ended September 30, 2002 than for the three months ended September 30, 2001 as no interest was incurred for the loan that had been secured by the property after the loan was retired when the property was sold. Interest expense for the nine months ended September 30, 2002 is approximately $540,000 higher than for the comparable period in 2001 as a yield maintenance payment of approximately $1,056,000 was paid as the loan was retired prior to its scheduled maturity. Amortization expense increased $57,000 as the balance of the costs incurred in connection with the mortgage note was written off.


Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended September 30, 2002 increased $4,000 to $335,000 from $331,000 for the three months ended September 30, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2002 decreased $10,000 to $39,000 from $49,000 for the three months ended September 30, 2001. Increased revenue is due primarily to higher rental rates for new and renewing leases, which added $10,000 to total revenues in the current period. The increase in revenue was partially offset by a decrease in occupancy of 0.9%, to 89.5% from 90.4%, which reduced revenues $4,000, and greater tenant concessions, which reduced revenues $2,000. The decrease in net income was the result of an increase in expenses of $14,000, partially offset by the increase in revenues. Payroll expenses increased $6,000 as staff positions that were open in the comparable period of the prior year were filled. Insurance expense increased $6,000 after the policies were renewed, reflecting a general increase in rates by the insurance industry. Depreciation expense increased $7,000 as additional assets were placed in service over the course of the current period. These additional expenses were partially offset by repairs and maintenance costs which were reduced $5,000 as some appliances and equipment were replaced in the period prior year, but not the period for the current year.

         Total revenues for the nine months ended September 30, 2002 increased $44,000 to $1,027,000 from $983,000 for the nine months ended September 30, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2002 increased $13,000 to $125,000 from $112,000 for the nine months ended September 30, 2001. Higher revenue is due primarily to a rise in rental rates implemented at the property for new and renewing leases, which generated approximately $32,000 of revenues. In addition, receipts from the water and sewer billback program raised utility income $10,000. The increase in net income was the result of higher revenue, partially offset by an increase in expenses. Payroll expenses increased $18,000 as staff positions that were open in the comparable period of the prior year were filled. Insurance expense increased $10,000 due to higher premiums in the current period. Depreciation expense increased $8,000 as additional assets were placed in service over the course of the year. Real estate tax expense increased $6,000. These increases in expenses were partially offset by lower repairs and maintenance expenses of $5,000, primarily resulting from fewer replacements of appliances and other equipment.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended September 30, 2002 decreased $53,000 to $733,000 from $786,000 for the three months ended September 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2002 increased $51,000 to $93,000 from $42,000 for the three months ended September 30, 2001. Although rental rates on new and renewing leases were raised which added $9,000 to revenues, average occupancy decreased 2.5%, to 90.2% from 92.7% for the comparable period in 2001, which reduced revenues approximately $23,000. In addition, total revenues declined by $29,000 as more concessions were given to tenants. Miscellaneous income was $10,000 lower as application and other fees were waived in an effort to induce tenants to enter into leases. A new apartment community built directly across from Cypress Key has been very aggressive in its leasing efforts, which necessitated these concessions on new and renewing leases. The increase in net loss was a result of lower revenues during the current period. Although total expenses remained comparable to the same period in 2001, repairs and maintenance expenses increased $15,000 due primarily to increased carpet replacement costs. Insurance expense increased $8,000 due to higher premiums in the current period. These increases in expense were offset by decreases in real estate taxes of $12,000, interest expense of $4,000, and utilities expense of $3,000.

      Total revenues for the nine months ended September 30, 2002 decreased $147,000 to $2,213,000 from $2,360,000 for the nine months ended September 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2002 increased $173,000 to $280,000 from $107,000 for the nine months ended September 30, 2001. Average occupancy decreased 2.4%, to 90.9% from 93.3% for the comparable period in 2001, reducing revenues $52,000. Although rental rates on new and renewing tenants were raised, greater concessions were offered to prospective tenants, resulting in a net decrease in rental revenues of $52,000. Fee income was $25,000 lower and collection losses $16,000 higher in the nine months ended
September 30, 2002. The net loss was a result of lower revenues and an increase of $26,000 in expenses. Payroll expenses for the current period increased $21,000. Repairs and maintenance increased $49,000, primarily as a result of higher turnover costs incurred as vacated apartments were prepared for new tenants. Insurance expense increased $13,000 due to higher premiums in the current period. These increases in expenses were partially offset by a decrease in real estate taxes of $37,000, a decrease in utility expense of $11,000 and a decrease in interest expense of $11,000, as cumulative payments on the outstanding principal have reduced the cost of the debt.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended September 30, 2002 decreased $23,000 to $394,000 from $417,000 for the three months ended September 30, 2001. Net income, which includes deductions for depreciation and interest expense, for the three months ended September 30, 2002 decreased $27,000 to $80,000 from $107,000 for the three months ended September 30, 2001. Average occupancy increased 1.6%, to 91.0% from 89.4% for the comparable period in 2001, which increased revenue $9,000. However, in an effort to increase occupancy, more concessions were given to tenants, which reduced revenues $31,000. The decrease in net income was caused by the reduction of revenues and an increase in expenses. Depreciation and amortization expense was $10,000 higher in total, and payroll costs were $9,000 higher. Real estate taxes decreased $6,000, and interest expense decreased $8,000 as average borrowings under the revolving credit facility decreased in the current period.

      Total revenues for the nine months ended September 30, 2002 decreased $72,000 to $1,174,000 from $1,246,000 for the nine months ended September 30, 2001. Net income, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2002 decreased $95,000 to $239,000 from $334,000 for the nine months ended September 30, 2001. The decrease in total revenues is due primarily to a decrease in occupancy at the property. Average occupancy decreased 2.3%, to 87.3% from 89.6% for the comparable period in 2001, which reduced rental revenue $30,000. Although rental rates were increased which raised revenues $10,000, greater tenant concessions lowered revenues $49,000, and fees were waived which reduced revenues $4,000. The decrease in net income was a result of lower revenues and an increase in expenses of $23,000. Interest expense for the period increased $7,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period. In addition, financing costs were amortized over all nine months in the current period which increased expenses $16,000. Depreciation expense was $11,000 higher as additional assets were placed in service over the course of the year. Payroll expense increased $21,000. These increases were partially offset by a decrease in real estate taxes of $28,000.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended September 30, 2002 decreased $19,000 to $464,000 from $483,000 for the three months ended September 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2002 decreased $50,000 to $43,000 from net income of $7,000 for the three months ended September 30, 2001. The decrease in revenues is due primarily to lower occupancy at the property. Average occupancy for the three months ended September 30, 2002 decreased 4.2%, to 94.4% from 98.6% for the three months ended September 30, 2001, which reduced revenues $13,000. Collection losses were $5,000 greater than in the prior period, and additional concessions to tenants lowered revenues $2,000. The decrease in net income was a result of lower revenues and an increase in expenses of $32,000. Repairs and maintenance costs were $18,000 higher primarily because apartment turnover costs increased as more apartments were painted in anticipation of renting to new tenants. Depreciation expense increased $7,000 as additional assets were placed in service over the course of the last year, and real estate tax expense increased $4,000. Insurance expense also increased $4,000 as renewal premiums were higher than the prior year. Payroll costs increased $10,000 as temporary staff positions were filled with full-time employees. These increases in expenses were partially offset by a decrease in utility expense of $6,000, and various administrative costs and advertising costs which in total were $4,000 lower than in the comparable period in the prior year.

      Total revenues for the nine months ended September 30, 2002 increased $73,000 to $1,399,000 from $1,326,000 for the nine months ended September 30, 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2002 decreased $25,000 to $80,000 from $105,000 for the nine months ended September 30, 2001. Higher revenues were due primarily to higher average occupancy in the current period. The average occupancy rate rose 1.9% to 95.0% from 93.1% for the same period in the prior year, which added $45,000 to total revenues. Tenant concessions were lower, which increased revenue $16,000. Miscellaneous income was also $11,000 higher in the current period, due primarily to additional receipts from fees. The decrease in net loss was a result of higher revenues partially offset by an increase in expenses of $47,000. Depreciation expense increased $15,000 as additional assets were placed in service over the course of the year, and real estate tax expense increased $13,000. Repairs and maintenance increased $16,000 due primarily to an increase in apartment turnover costs of $10,000. Additional insurance costs of $7,000 resulted from higher premiums charged when policies were renewed in the current year. Payroll expense increased $16,000 as temporary positions were filled with full-time employees. Interest expense decreased $6,000 as cumulative principal payments reduced the cost of the debt. Utilities decreased $6,000, and advertising and promotional costs were down $7,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000 in an all cash transaction. (Refer also to Footnote 3 of the Condensed Consolidated Financial Statements.)

      Total revenues for the three and nine months ended September 30, 2002 were $176,000 and 213,000, respectively. Net income, which includes deductions for depreciation expense, for the three and nine months ended September 30, 2002 was $99,000 and $118,000, respectively. Total revenues for the three months ended September 30, 2002 was comprised of rental income of $134,000 and escalation income of $42,000. Expenses for the three months ended September 30, 2002 related primarily to real estate taxes of $27,000, depreciation expense of $30,000, repairs and maintenance expenses of $6,000, insurance expense of $4,000 and other miscellaneous expenses of $10,000. As of September 30, 2002, the property is 100% occupied.

      Total revenues for the nine months ended September 30, 2002 was comprised of rental income of $163,000 and escalation income of $50,000. Expenses for the nine months ended September 30, 2002 related primarily to real estate taxes of $32,000, depreciation expense of $35,000, repairs and maintenance expenses of $8,000, insurance expense of $5,000 and other miscellaneous expenses of $15,000.


Investment in Joint Venture
---------------------------

      On April 30, 2002, the Registrant purchased a 75% interest in a partnership that owns Waterview Apartments in Westchester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space. (Refer also to Footnote 3 of the Condensed Consolidated Financial Statements.)

      Equity in net loss of joint venture for the three and nine months ended September 30, 2002 was $17,182 and $30,560, respectively.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
        ----------------------------------------------------------------

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


                        ITEM 4. CONTROLS AND PROCEDURES

         (a) The President and the Chief Financial Officer of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

         (b) There have been no changes in the Registrant's internal controls during the quarter ended September 30, 2002 that could significantly affect those controls subsequent to the date of evaluation.


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


Each of the undersigned hereby certifies in his/her capacity as an officer of SB Partners Real Estate Corporation, the general partner of SB Partners (the "Partnership"), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.






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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                                    /s/ John H. Streicker
                                                           ---------------------
                                                               John H. Streicker
                                                               President

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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                              /s/ Elizabeth B. Longo
                                                         -----------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer