Form 10-K
period 2002-12-31
SB PARTNERS
filed 2003-03-31
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2002
                          ------------------------------------------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                       to
                              -----------------------  -------------------------

Commission file Number: 0-8952
                        --------------------------------------------------------

                                   SB Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                         13-6294787
-------------------------------                      ---------------------------
(State of other Jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


1251 Avenue of the Americas, N.Y., N.Y.                        10020
---------------------------------------              ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (212) 408-2900
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
      NONE
-------------------                    -----------------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ ]
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

                                      None
                                      ----

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2002, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota,
13.9 acres of land in Holiday, Florida, and a 75% non-controlling interest in a partnership that owns an apartment property in West Chester, Pennsylvania.

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


Recent Developments and Real Estate Investment Factors
------------------------------------------------------

The Registrant further diversified the portfolio in 2002 with the sale of one apartment property, the acquisition on an industrial property and an investment in a joint venture that owns an apartment property. In April 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space and is currently 80.2% occupied. In June 2002, the Registrant added an industrial investment to the portfolio by purchasing Eagle Lake Business Center IV. The property consists of a recently completed one-story office showroom building containing 60,345 square feet of space and is currently 100% occupied with lease expiration dates ranging from December 2003 to February 2008. The largest tenant is Sterilmed, Inc., which occupies 53% of the building through February 2008. Situated on a 5.15-acre site, the property is located in the affluent suburb of Maple Grove, Minnesota, which is approximately 20 miles northwest of downtown Minneapolis. In May, the Registrant sold Meadowwood Apartments in Reno, Nevada. Comprising 704 units, it was originally purchased in 1983.

With interest rates reaching low levels that have not been seen in decades, home buying retains its appeal to potential apartment dwellers. While overall occupancy levels at apartment communities in markets across the nation declined in 2002, average occupancies at the investments held by the Registrant in both years were maintained at approximately the same levels as the prior year. Maintaining occupancy at the same levels as the prior year generally required giving additional rental concessions to tenants in the current year. Occupancy at both Florida properties, Holiday Park Apartments and Cypress Key Apartments, averaged greater than 90% for the year, down only slightly from 2001. However, to induce new and renewing tenants to enter into leases, higher levels of concessions had to be granted. Total concessions were $23,000 and $119,000 greater in 2002 than in the prior year for Holiday Park Apartments and Cypress Key Apartments, respectively. The economy in Greenville, South Carolina remains slow, however average occupancy levels at Halton Place Apartments were at approximately the same levels as the prior year. This was possible, in part, by giving approximately $88,000 more in rental concessions to new and renewing tenants in order to achieve those levels. In the more stable market of St. Louis, Missouri, Le Coeur du Monde Apartments maintained average occupancy of 93% in 2002, the level at which it performed in 2001, while at the same time reducing the value of concessions given to tenants by nearly $10,000.

(Please refer to Footnotes 3 and 4 of the Consolidated Financial Statements,
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Form 8-K filed May 24, 2002 in connection with the sale).

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


General
-------

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of apartment units, or a reduction in demand for apartment units or industrial flex space in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew or relet the leases of a significant number of tenants, or, if the rental rates upon such renewal or reletting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unitholders may be adversely affected.


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

Potential Adverse Effect on Results of Operations Due to Operating Risks
------------------------------------------------------------------------

The Registrant's properties are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates. The Registrant's properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation, air conditioning, and maintenance; insurance and administrative costs; marketing and payroll costs; and other general costs associated with security, landscaping, repairs and maintenance. The Registrant must bear all such increased expenses of apartment communities, except in those markets where passing the cost of certain utilities to tenants is customary. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet such additional expenses without lowering occupancy rates. While the Registrant implements cost-saving incentive measures at each of its properties, should any of the foregoing occur, the Registrant's results of operations, financial condition and its ability to pay distributions to Unitholders could be adversely affected. Furthermore, the inability of existing tenants to meet their obligations under the terms of their leases may in turn adversely affect the performance and financial condition of the Registrant.


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

Competition
-----------

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, changing demographic trends, et cetera. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease apartment units or industrial flex space at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing, provide alternatives to potential residents of multi-family residential properties.


Tax Matters
-----------

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2002. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.


General
-------

Efforts required in complying with Federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

There are approximately 41 full and part-time on-site project personnel employed at the Registrant's properties.

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

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 2002 are as follows:


                                                            SB PARTNERS
                                                        Summary of Properties
                                                       As of December 31, 2002
                                                                                                Occupancy
                                                 Description            Acquisition   Percent      at       Mortgage
           Property        Location            Sq. Ft.   Units  Acres      Date      Ownership  12/31/02    Payable
Apartments:

Holiday Park Apts.         Holiday, FL         220,000     244   21.5    Jan 1991      100%       95.9%    $ 3,581,850
Cypress Key Apts.          Orlando, FL         323,000     360   22.7    Aug 1998      100%       86.9%    $16,413,232
Halton Place Apts.         Greenville, SC      233,000     246   20.6    Dec 1998      100%       85.4%    $   250,000
Le Coeur du Monde Apts.    St. Louis, MO       177,000     192   12.3    Sep 1999      100%       84.9%    $ 9,994,121
Waterview Apartments (a)   West Chester, PA    168,000     203   19.7    April 2002     75%       80.2%    $14,145,425
                                             ---------  ------  -----
                                             1,121,000   1,245   96.8
                                             =========   =====  =====
Industrial Flex:

Eagle Lake Business        Maple Grove, MN     60,000     n/a    5.15    Jun 2002      100%        100%    $         0

Land:

Unimproved land (b)        Holiday, FL            n/a     n/a    13.9    Jul 1978      100%         n/a    $         0

Additional information regarding properties owned by the Registrant:
                                     2002      2001     2000     1999    1998
                                    ------    ------   ------   ------  ------
Average Occupancy (c)
-----------------
Meadowwood Apts.                       n/a     96.3%    93.5%    91.5%   85.5%
Holiday Park Apts.                    90.9%    91.6%    91.5%    91.0%   94.0%
Cypress Key Apts.                     90.4%    92.1%    94.0%    91.0%   88.0%
Halton Place Apts.                    87.2%    88.5%    91.6%    91.0%   95.0%
Le Coeur du Monde Apts.               93.0%    93.0%    89.0%    96.0%     n/a
Eagle Lake Business Center I         100.0%      n/a      n/a      n/a     n/a


Effective Annual Rent
--------------------
Meadowwood Apts. (d)                 $7,013    $6,962   $6,454   $6,143  $5,717
Holiday Park Apts. (d)               $5,056    $5,038   $4,861   $4,772  $4,800
Cypress Key Apts. (d)                $7,706    $8,016   $7,866   $7,661  $7,475
Halton Place Apts. (d)               $6,095    $6,477   $6,610   $6,333  $5,495
Le Coeur du Monde Apts. (d)          $9,164    $8,963   $8,513   $9,383     n/a
Eagle Lake Business Center IV (e)    $   12       n/a      n/a      n/a     n/a


(a) On Aril 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments located in West Chester, Pennsylvania. The Registrant paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed-upon value of $18,000,000 for the apartment property, net of a first mortgage loan of approximately $14,230,000 and certain related assets and liabilities.
(b) Land is adjacent to Holiday Park Apartments.
(c) For period of ownership.
(d) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(e) Per square foot. Gross potential rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.


ITEM 3.LEGAL PROCEEDINGS
       -----------------

The Registrant is a party to certain actions arising directly from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.

                                    PART II
                                    -------


ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2002 was 3,344.

At various times, the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $100 per unit totaling $775,350 was paid in March 2002 to Unitholders of record on December 31, 2001. In addition, a distribution of $500 per unit, totaling $3,876,750 was paid on March 1, 2003 to Unitholders of record as of December 31, 2002. Including the latest distribution, cumulative distributions since inception have totaled $104,847,335, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

ITEM 6.SELECTED FINANCIAL DATA
       -----------------------

SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with accounting principles generally accepted in the United States of America. This data should be read in conjunction with the Audited Consolidated
Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.

                                                                   For the Years Ended December 31,
                                                          2002        2001        2000       1999         1998
                                                        --------    --------    --------    -------     -------
                                                                 (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                     $  9,871    $ 12,888    $ 12,501    $11,063     $ 9,512
Operating Expenses, less
  Depreciation and Amortization                          (10,261)    (11,047)    (11,052)    (9,854)     (8,545)
Depreciation and Amortization                             (1,680)     (2,150)     (2,415)    (2,123)     (1,426)
                                                        --------    --------    --------    -------     -------
Loss from Operations                                      (2,070)       (309)       (966)      (914)       (459)

Gain on Sale of Investments in Real Estate                17,481           0           0          0       3,873
Equity in Net Income (Loss) of Joint Venture                 (93)          0           0          0           0
                                                        --------    --------    --------    -------     -------
Net Income (Loss)                                       $ 15,318    $   (309)   $   (966)   $  (914)    $ 3,414
                                                        ========    ========    ========    =======     =======

Net Income (Loss) per Unit of Partnership Interest:     $  1,976    $    (40)   $   (125)   $  (118)    $   440
                                                        ========    ========    ========    =======     =======

Distributions paid per Unit of Partnership Interest     $    100    $    100    $    115    $   100     $     0
                                                        ========    ========    ========    =======     =======
Weighted Average Number of
  Partnership Units Outstanding                            7,754       7,754       7,754      7,754       7,754

Balance Sheet Data at Year End:

Real Estate, net                                        $ 54,171    $ 50,445    $ 51,281    $52,039     $38,882
Real Estate Assets Held for Sale                        $      0    $ 13,723    $ 14,064    $14,648     $14,688
Total Assets                                            $ 60,508    $ 67,005    $ 67,791    $70,301     $62,089
Mortgage Notes Payable, net                             $ 30,239    $ 51,146    $ 50,913    $51,627     $41,918


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

CRITICAL ACCOUNTING POLICIES
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 2 to the consolidated financial statements for the year ended December 31, 2002.


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

The Partnership's properties are regularly evaluated on a property-by-property basis for impairment. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. If the Partnership incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different from those, if any, in the consolidated financial statements.


Joint Venture
--------------

The Partnership has a non-controlling interest in a joint venture that is accounted for under the equity method of accounting because the other venture partner has substantive participative rights regarding the venture's operations. Were the Partnership deemed to control this entity, it would have to be consolidated and therefore would impact the balance sheet, statement of operations and related ratios. The ultimate realization of the investment in the joint venture is dependent on a number of factors, including the performance of the investee and market conditions. If the venture determines that the real estate held by its investee is impaired, then an impairment charge would be recorded by the venture and the Partnership would record its share of loss.


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

Recently Issued Accounting Pronouncements
-----------------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Registrant has no guarantees requiring disclosure under this interpretation and believes that the adoption of this interpretation will not have a material effect on the consolidated financial statements.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation No. 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation No. 46 occur. The Registrant does not believe that the adoption of this Interpretation will have a material effect on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2002, the Registrant had cash and cash equivalents of approximately $1,693,000 in addition to approximately $591,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $201,000 more than the cash, cash equivalents and deposits held in escrow as of December 31, 2001. Higher cash balances are due primarily to the sale of Meadowwood Apartments, the proceeds of which provided approximately $11,419,000 of cash after retiring the mortgage note of approximately $19,600,000 that had been secured by the property, and paying the costs of the sale. The sale of the water rights at Meadowwood Apartments in February 2002 provided approximately $380,000 of cash. Operations, including a decrease of approximately $858,000 of deposits held in escrow by lenders, provided approximately $267,000 of cash. Uses of cash during the year included distributions amounting to approximately $775,000 that were paid to Unitholders of record as of December 31, 2001. Approximately $4,700,000 was invested in an industrial flex property, and approximately $3,500,000 was invested in a partnership that owns an apartment property. Capital additions to existing real estate properties totaled approximately $724,000 during the year, and, in addition to the retirement of the mortgage note that had been secured by Meadowwood Apartments, principal reductions of approximately $1,316,000 were made on mortgage notes payable.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. At December 31, 2001, $1,000,000 was outstanding under the credit facility. In April 2002, the Registrant borrowed an additional $3,750,000, and in May 2002, the Registrant repaid $4,500,000 of the outstanding balance. As such, $250,000 remained outstanding as of December 31, 2002 under the credit facility. The credit facility expires on July 1, 2003. Borrowings bear interest at LIBOR plus 1.95%.

Total outstanding debt at December 31, 2002 consisted of approximately $29,989,000 of long-term nonrecourse first mortgage notes and $250,000 under the revolving credit facility, all secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $665,000 in 2003. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant generally has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Meadowwood Apartments in Reno, Nevada, had been classified as a real estate asset held for sale on the December 31, 2001 consolidated balance sheet. The Registrant sold the property for $31,350,000 on May 9, 2002. (Please refer to Form 8-K filed May 24, 2002 in connection with the sale.) After retirement of the mortgage note secured by the property and the payment of other costs associated with the sale, including the yield maintenance payment required under the terms of the mortgage note, the Registrant realized approximately $10,400,000 of cash proceeds. A majority of the proceeds have been invested in an industrial flex space property and a real estate joint venture. (Please refer to Footnotes 3 and 4 to the Consolidated Financial Statements.)

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2003, the Registrant made a distribution of $500 per Unit to Unitholders of record as of December 31, 2002. This is the fifth consecutive annual distribution since the repositioning of the portfolio in the late 1990's. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant, for the foreseeable future.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2002 VS. 2001
-------------

Total revenues decreased $3,017,000, to approximately $9,871,000 in 2002 from approximately $12,888,000 in 2001. Net income increased $15,627,000, to net income of approximately $15,318,000 in 2002 from net loss of approximately $309,000 in 2001.

The changes in financial condition, total revenues and net income are the result of the changes from 2001 to 2002 in the composition of the portfolio. On
April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in West Chester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

Due to the sale of Meadowwood Apartments by the Registrant, the reporting period for the property ended on May 9, 2002. Lower revenues are due substantially to the shortened reporting period. Revenues from Meadowwood Apartments were approximately $3,219,000 lower for the year ended December 31, 2002 than in 2001. The decrease in revenues from Meadowwood Apartments was partially offset by the revenues from Eagle Lake Business Center IV which was purchased in June 2002, and added approximately $395,000 to total revenues for the year ended December 31, 2002.

As of December 31, 2001, Meadowwood Apartments was under contract of sale, and, as such, was classified as a "real estate asset held for sale" on the consolidated balance sheet. In accordance with accounting principles generally accepted in the United States of America, depreciation expense is no longer recorded once a property is so classified. The elimination of depreciation reduced depreciation expense approximately $642,000 for the year ended
December 31, 2002. Interest expense was approximately $168,000 higher for the year ended December 31, 2002 as a yield maintenance payment of approximately $1,056,000 was paid when the loan that had been secured by Meadowwood Apartments was retired prior to its scheduled maturity. As a majority of the proceeds from the sale of Meadowwood Apartments was used to purchase Eagle Lake Business Center IV and the 75% non-controlling joint venture interest in Waterview Apartments, no debt or interest expense has been incurred by the Registrant in connection with these two new investments.

For additional analysis, please refer to the discussions of the individual properties below.


Meadowwood Apartments (Reno, Nevada)
---------------------

  On May 9, 2002, the Registrant sold Meadowwood Apartments in Reno, Nevada, for $31,350,000 in an all cash transaction. Proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000. (Please refer to Form 8-K filed May 24, 2002, in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the assets sold, and will differ from the gain reported on the consolidated financial statements. Earlier in the year, the Registrant sold the water rights at Meadowwood Apartments for approximately $389,000.

Total revenues decreased $3,219,000, to approximately $1,783,000 in 2002 from approximately $5,002,000 in 2001. Loss before gain on sale and after deductions for depreciation and mortgage interest expense increased $1,595,000, to approximately $869,000 from income of approximately $726,000 in 2001.

Due to the sale of the property by the Registrant, the reporting period for Meadowwood Apartments ended on May 9, 2002. The changes in revenues and income are due substantially to the shortened reporting period. Furthermore, as Meadowwood Apartments was classified as a real estate asset held for sale as of August 2001, no depreciation was charged to expense during the current year, which decreased depreciation expense $642,000. Interest expense was $168,000 higher in 2002 than in 2001 as a yield maintenance payment of approximately $1,056,000 was paid when the loan that had been secured by the property was retired prior to its scheduled maturity. Amortization expense increased $57,000 as the balance of the costs incurred in connection with the mortgage note was written off.

Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased $31,000, to approximately $1,355,000 in 2002 from approximately $1,324,000 in 2001. Net income, which includes deductions for depreciation and mortgage interest expense, decreased $6,000, to approximately $136,000 in 2002 from approximately $142,000 in 2001.

The increase in total revenues was due to increases in rental rates implemented at the property on new and renewing leases, which added approximately $40,000 to revenues. This increase in revenues was partially offset by increased concessions at the property, which reduced revenues $23,000. In addition, average occupancy for 2002 decreased 0.7%, to 90.9% in 2002 from 91.6% in 2001, which resulted in a decrease in rental income of $12,000. Receipts from the water and sewer billback program raised utility income $8,000 in the current year. Miscellaneous income increased $18,000 due primarily to an increase in fee income. The decrease in net income is due primarily to an increase in expenses of approximately $37,000, partially offset by the increase in revenues. Payroll costs increased $27,000 as staff positions that remained open in the prior year were filled in the current year. Insurance expense increased $22,000 after the policies were renewed, reflecting a general increase in rates by the insurance industry. Depreciation expense increased $4,000 as additional assets were placed into service over the course of the current year. These increases in expenses were partially offset by a decrease of $16,000 in repairs and maintenance costs, primarily due to lower replacement costs in 2002.


Cypress Key Apartments (Orlando, Florida)
----------------------

Total revenues decreased $187,000, to approximately $2,915,000 in 2002 from approximately $3,102,000 in 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, increased $302,000, to approximately $450,000 in 2002 from approximately $148,000 in 2001.

The decrease in total revenues is due primarily to increased tenant concessions at the property of $118,000. A new apartment community built directly across from Cypress Key Apartments has been very aggressive in its leasing efforts, which necessitated greater concessions on new and renewing leases. Although increased rental rates were implemented at the property on new and renewing leases, which added $50,000 to total revenues, average occupancy decreased 1.7%, to 90.4% in 2002 from 92.1% in 2001, which decreased revenues $47,000. Collection losses were $38,000 higher in the current year and miscellaneous income was $34,000 lower as application and other fees were waived in an effort to induce tenants to enter into leases. Net loss increased as a result of lower revenues in the current year and an increase in expenses of $116,000. Payroll expense increased $21,000 during the current year, reflecting a general increase in labor costs. Repairs and maintenance costs increased $70,000 primarily as a result of higher turnover and replacement costs incurred as vacated apartments were prepared for new tenants. Insurance expense increased $42,000 due to higher premiums in the current year. Depreciation expense increased $11,000 as additional assets were placed into service over the course of the current year. These increases in expenses were partially offset by a decrease in real estate taxes of $13,000 which resulted from a successful appeal, as well as a decrease in interest expense of $15,000, as cumulative payments on the outstanding principal reduced the cost of the debt.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues decreased $107,000, to approximately $1,538,000 in 2002 from approximately $1,645,000 in 2001. Net income, which includes deductions for depreciation and mortgage interest expense, decreased $111,000, to approximately $307,000 in 2002 from approximately $418,000 in 2001.

The decrease in total revenues is due primarily to an increase in tenant concessions at the property of $88,000. Average occupancy decreased 1.3%, to 87.2% in 2002 from 88.5% in 2001, which reduced rental revenue $20,000. Although rental rates were increased which raised revenues $13,000, fees were waived which reduced revenues $12,000. The decrease in net income was due primarily to a decrease in revenues and a slight increase in expenses. Payroll expense increased $30,000, as a full-time groundskeeper was hired in 2002. Insurance expense increased $16,000 after the policies were renewed, reflecting an overall increase in insurance premiums. In addition, depreciation expense increased $14,000 as additional assets were placed in service over the course of the year, and amortization increased $4,000 as financing costs were amortized over the course of the entire year. These increases in expenses were partially offset by a decrease in interest expense of $12,000, as the average balance outstanding under the credit facility secured by the property was lower over the course of the year, and a decrease in real estate taxes of $17,000 which resulted from a successful appeal. Utility costs decreased $9,000, repairs and maintenance expense decreased $4,000, and other miscellaneous expenses decreased $12,000.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues increased $61,000, to approximately $1,837,000 in 2002 from approximately $1,776,000 in 2001. Net loss, which includes deductions for depreciation and mortgage interest expense, decreased $31,000, to approximately $121,000 in 2002 from approximately $152,000 in 2001.

Although the average occupancy for the current year was comparable to that of the prior year, rental revenue was $23,000 higher due primarily to increased occupancy for the first three quarters of 2002 as compared to the same period in 2001. Marginal increases in rental rates on new and renewing leases increased revenue $7,000. In addition, tenant concessions were lower in 2002, which increased revenues $10,000. Other miscellaneous income increased $21,000, due primarily to additional receipts of fees. The decrease in net loss is due to an increase in revenues partially offset by an increase in expenses of $28,000. Payroll expense increased $17,000 as temporary positions were filled with full-time employees. Repairs and maintenance costs increased $21,000 due primarily from an increase in apartment turnover costs. Additional insurance costs of $9,000 resulted from higher premiums charged when policies were renewed in the current year. Depreciation expense increased $19,000 as additional assets were placed in service over the course of the year. The increase in expenses was partially offset by a decrease in real estate taxes of $22,000 which resulted from a successful appeal, a decrease in utility expense of $5,000, and a decrease of $3,000 in various administrative expenses. Interest expense decreased $8,000 as cumulative payments on the mortgage have reduced the cost of the debt.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction. (Refer also to Footnotes 3 and 4 of the Consolidated Financial Statements.) The property is currently 100% occupied.

Total revenues for 2002 were approximately $395,000. Net income, which includes deductions for depreciation expense, was approximately $212,000 for 2002. Total revenue for 2002 was comprised of rental income of approximately $302,000 and escalation income of approximately $93,000. Expenses for 2002 related primarily to real estate taxes of approximately $53,000, depreciation expense of approximately $64,000, repairs and maintenance expenses of approximately $16,000, insurance expense of approximately $6,000 and miscellaneous expenses which totaled approximately $44,000.


Investment in Joint Venture
---------------------------

On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space. (Refer also to Footnotes 4 and 5 of the Consolidated Financial Statements.)

Equity in net loss of joint venture for 2002 was approximately $93,000.

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


Meadowwood Apartments (Reno, Nevada)
---------------------

Total revenues increased approximately $287,000 to $5,002,000 in 2001 from $4,715,000 in 2000. Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $681,000 to $726,000 in 2001 from $45,000 in 2000.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased approximately $62,000 to $1,324,000 in 2001 from $1,262,000 in 2000. Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $70,000 to $142,000 in 2001 from $72,000 in 2000.

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


Cypress Key Apartments (Orlando, Florida)
----------------------
Total revenues increased $53,000 to $3,102,000 in 2001 from $3,049,000 in 2000.
Net loss, which includes deductions for depreciation and mortgage interest expense, decreased $162,000 to $148,000 in 2001 from $310,000 in 2000.

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

Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues decreased approximately $66,000 to $1,645,000 in 2001 from $1,711,000 in 2000. Net income, which includes deductions for depreciation and mortgage interest expense, decreased approximately $121,000 to $418,000 in 2001 from $539,000 in 2000.

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


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues increased $79,000 to $1,776,000 in 2001 from $1,697,000 in 2000.
Net loss, which includes deductions for depreciation and mortgage interest expense, increased $53,000 to $152,000 in 2001 from $99,000 in 2000.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which borrowings bear interest at rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the year ended December 31, 2002, a 1% change in LIBOR would impact the Registrant's annual net income and cash flows by approximately $7,800.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the Independent Auditors' Report thereon, are contained herein on pages 28 through 40 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 41 through 42 of this report.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ------------------------------------------------
       ACCOUNTING AND FINANCIAL DISCLOSURE
       -----------------------------------

a) The following sets forth the information required by Item 304(a)(a) of Regulation S-K:

     (i) On July 1, 2002, the general partner of SB Partners (the "Partnership") dismissed the independent auditor of the Partnership, Arthur Andersen LLP.

     (ii) The reports of Arthur Andersen LLP on the Partnership's consolidated financial statements for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or a disclaimer opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (iii) The decision to change accountants was made by the general partner of the Partnership.

     (iv) During the years ended December 31, 2001 and December 31, 2000 and through July 1, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference thereto in its reports on the consolidated financial statements for such periods.

     (v) During the years ended December 31, 2001 and 2000 and through July 1, 2002, there have occurred none of the "reportable events" listed in Item 304(a)(1)(v) of Regulation S-K.

b) The Partnership provided Arthur Andersen LLP with a copy of the foregoing disclosures and requested that Arthur Andersen LLP furnish a letter to the Securities and Exchange Commission stating whether or not it agrees with the above statements. However, Arthur Andersen LLP informed the Partnership it was no longer providing any such representation letters. Accordingly, no letter from Arthur Andersen LLP is attached as an exhibit.

c)   On July 1, 2002, the general partner of the Partnership engaged
     Deloitte & Touche LLP to serve as the independent auditor of the Partnership. During the Partnership's two most recent fiscal years, and during any subsequent period through July 1, 2002, the Partnership did not consult with Deloitte & Touche LLP on any accounting or auditing issues.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         60       President & Director

         Michael J. Weinberger     67       Director

         Millie C. Cassidy         57       Director

         David Weiner              67       Director

         Elizabeth B. Longo        51       Treasurer

         Anita Breslin             46       First Vice President

         Jacques Lewis             53       Vice President

         Martin Cawley             46       Vice President

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

Ms. Longo joined the General Partner in 1988 and serves as its chief financial officer. She is a certified public accountant with over twenty-eight years of real estate related financial experience.

Ms. Breslin joined the General Partner in 1978. She is the portfolio manager responsible for residential property transactions and management for the Northeastern region.

Mr. Lewis joined the General Partner in 1994. He is the portfolio manager responsible for residential property transactions and management for the Northwestern region.

Mr. Cawley joined the General Partner in 1994. He is the portfolio manager responsible for commercial property transactions and management for the Northern region.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------

The Registrant has no executive officers or directors.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 2002, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On
     January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b) As of December 31, 2002, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,350.75 Units of Limited Partnership Interest, representing 17.42% of the outstanding number of Units on December 31, 2002. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on November 21, 2002, when the total number of Units held reached 17% of the outstanding number of Units.

(c) During the year ended December 31, 2002, there have been no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $794,498, $826,453, and $806,818 for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended
December 31, 2002, 2001 or 2000.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $689,131, $826,641, and $767,467 in 2002, 2001, and 2000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $47,580, $84,645, and $86,561 in 2002, 2001, 2000,
respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 9 in the consolidated financial statements.


                                    PART IV
                                    -------

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

(a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Annual Report on Form 10-K for the year ended
      December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b) There have been no changes in the Registrant's internal controls during the year ended December 31, 2002 that could significantly affect those controls subsequent to the date of evaluation.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT
         -----------------------------
         SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------

(a) (1) Financial statements - The Registrant's 2002 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

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


 (b) Exhibits Incorporated by Reference -

                         Incorporated by
Description              Reference to
-----------              ---------------
Agreement of             Exhibit A to Registration Statement
Limited Partnership      on Form S-11 as filed with the Securities and Exchange
                         Commission on May 16, 1985

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


                                             SB PARTNERS
                                             -----------

                                       By:   SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             GENERAL PARTNER


March 31, 2003                               /s/ John H. Streicker
                                             ----------------------------------
                                             By: John H. Streicker
                                             President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                             Position                        Date
---------                             --------                        ----

/s/ John H. Streicker           Chief Executive Officer
---------------------               and Director                  March 31, 2003
John H. Streicker



/s/ Elizabeth B. Longo          Chief Financial Officer
----------------------       (Principal Financial Officer)        March 31, 2003
Elizabeth B. Longo



/s/ George N. Tietjen III            Vice President
-------------------------    (Principal Accounting Officer)       March 31, 2003
George N. Tietjen III

I, John H. Streicker, certify that:

      (1) I have reviewed this annual report on Form 10-K of SB Partners;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date wihin 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the Registrant's board of directors (or persons fulfilling the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                                /s/  John H. Streicker
      --------------                                ----------------------------
                                                         John H. Streicker
                                                         President

I, Elizabeth B. Longo, certify that:

      (1) I have reviewed this annual report on Form 10-K of SB Partners;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date wihin 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the Registrant's board of directors (or persons fulfilling the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                                /s/ Elizabeth B. Longo
      --------------                                ----------------------------
                                                        Elizabeth B. Longo
                                                        Chief Financial Officer

                                   SB PARTNERS

                         ITEMS 8 and 14 (a) (1) and (2)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                 ----------------------------------------------
                    SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                    -----------------------------------------

Independent Auditors' Report - Deloitte & Touche LLP..........................28

Report of Independent Public Accountants - Arthur Andersen LLP................29

Consolidated Balance Sheets as of December 31, 2002 and 2001..................30

Consolidated Statements of Operations
       for the years ended December 31, 2002, 2001 and 2000...................31

Consolidated Statements of Changes in Partners' Capital
       for the years ended December 31, 2002, 2001 and 2000...................32

Consolidated Statements of Cash Flows
       for the years ended December 31, 2002, 2001 and 2000...................33

Notes to Consolidated Financial Statements...............................34 - 40

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation
       December 31, 2002.................................................41 - 42

                         INDEPENDENT AUDITORS' REPORT


To the Partners of SB Partners:


       We have audited the accompanying consolidated balance sheet of SB Partners and subsidiaries (collectively, the "Partnership") as of December 31, 2002, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 30, 2002.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. The supplemental schedule listed in the foregoing index to consolidated financial statements and supplemental financial statement schedule is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Partnership's management. Such 2002 schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our oppinon, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole. The 2001 and 2000 schedules were subjected to auditing procedures by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statement schedules in their report dated January 30, 2002.




/s/ Deloitte & Touche LLP


New York, New York
March 1, 2003

The following audit report of Arthur Andersen LLP ("Arthur Andersen") is a copy of the original report dated January 30, 2002 previously issued by Arthur Andersen in connection with the audit of the Partnership's consolidated financial statements included in the Partnership's annual report on Form 10-K for the years ended December 31, 2001 and 2000. This audit report has not been reissued by Arthur Andersen as they have ceased operations. The Partnership is including this copy of the Arthur Andersen audit report pursuant to Rule 2-02(e) of Regualtion S-X under the Securities Act of 1933, as amended.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of SB Partners:


     We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and is presented for the purpose of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our oppinon, fairly states in all material respects the financial data required to bet set forth therein in realtion to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

New York, New York
January 30, 2002



                                                 SB PARTNERS
                                         CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                     2002              2001
                                                                 ------------------------------
ASSETS:
  Investments -
    Real estate, at cost
      Land                                                       $ 5,780,842        $ 5,310,842
      Buildings, furnishings and improvements                     55,557,251         50,775,943
      Less - accumulated depreciation                             (7,166,894)        (5,641,349)
                                                                 -----------        -----------
                                                                  54,171,199         50,445,436

      Real estate asset held for sale                                      0         13,723,236
      Investment in joint venture                                  3,385,182                  0
                                                                 -----------        -----------
                                                                  57,556,381         64,168,672
Other assets -
   Cash and cash equivalents                                       1,693,069            634,029
   Cash held by lenders in escrow                                    590,631          1,448,291
   Other                                                             668,275            753,916
                                                                 -----------        -----------
               Total assets                                      $60,508,356        $67,004,908
                                                                 ===========        ===========
LIABILITIES:
   Mortgage notes payable                                        $30,239,203        $51,146,251
   Accounts payable and accrued expenses                             712,056            865,421
   Tenant security deposits                                          245,221            224,365
                                                                 -----------        -----------
               Total liabilities                                  31,196,480         52,236,037
                                                                 -----------        -----------

PARTNERS' CAPITAL:
   Units of partnership interest without par value;
     Limited partners - 7,753 units                               29,326,531         14,785,402
     General partner - 1 unit                                        (14,655)           (16,531)
                                                                 -----------        -----------
               Total partners' capital                            29,311,876         14,768,871
                                                                 -----------        -----------
               Total liabilities and partners' capital           $60,508,356        $67,004,908
                                                                 ===========        ===========

                 See notes to consolidated financial statements.


                                   SB PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For The Years Ended December 31,
                                                        2002            2001           2000
                                                     -----------     -----------    -----------
Revenues:
   Rental income                                     $ 9,254,574     $12,267,295    $11,826,046
   Other rental income                                   576,112         585,077        612,653
   Interest on short-term investments                     40,227          35,866         61,985
                                                     -----------     -----------    -----------
     Total revenues                                    9,870,913      12,888,238     12,500,684
                                                     -----------     -----------    -----------
Expenses:
   Real estate operating expenses                      4,434,546       5,109,704      5,158,938
   Interest on mortgage notes payable                  3,900,873       3,705,511      3,712,580
   Depreciation and amortization                       1,679,854       2,150,121      2,414,690
   Real estate taxes                                     945,169       1,127,689      1,061,443
   Management fees                                       794,498         826,453        806,818
   Other                                                 185,700         277,642        312,509
                                                     -----------     -----------    -----------
     Total expenses                                   11,940,640      13,197,120     13,466,978
                                                     -----------     -----------    -----------
Loss from operations                                  (2,069,727)       (308,882)      (966,294)

Equity in net loss of joint venture                      (92,798)              0              0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
   on sale of water rights                            17,480,880               0              0
                                                     -----------     -----------    -----------
Net income (loss)                                     15,318,355        (308,882)      (966,294)

   Income (loss) allocated to general partner              1,976             (40)          (125)
                                                     -----------     -----------    -----------
   Income (loss) allocated to limited partners       $15,316,379     $  (308,842)   $  (966,169)
                                                     ===========     ===========    ===========

Net Income (Loss)
 Per Unit of Limited Partnership Interest            $     1,976     $       (40)   $      (125)
(Basic and Diluted)                                  ===========     ===========    ===========


  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                  7,753           7,753          7,753
                                                     ===========     ===========     ==========

                 See notes to consolidated financial statements.



                                                        SB PARTNERS

                                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                      For The Years Ended December 31, 2002, 2001, 2000


Limited Partners:

                                      Units of
                                     Partnership
                                      Interest           Cumulative      Accumulated
                                ---------------------      Cash           Earnings
                                Number      Amount      Distributions     (Losses)       Total
                                -------  ------------   -------------    -----------   -----------
Balance, January 1, 2000         7,753   $119,968,973   $ (98,503,573)   $(3,738,199)  $17,727,201
    Cash distributions               0              0        (891,538)            0       (891,538)
    Net loss for the year            0              0               0      (966,169)      (966,169)
                                ------   ------------   -------------    -----------   -----------
Balance, December 31, 2000       7,753    119,968,973     (99,395,111)    (4,704,368)   15,869,494
    Cash distributions               0              0        (775,250)             0      (775,250)
    Net loss for the year            0              0               0       (308,842)     (308,842)
                                ------   ------------   -------------    -----------   -----------
Balance, December 31, 2001       7,753    119,968,973    (100,170,361)    (5,013,210)   14,785,402
    Cash distributions               0              0        (775,250)             0      (775,250)
    Net income for the year          0              0               0     15,316,379    15,316,379
                                ------   ------------   -------------    -----------   -----------
Balance, December 31, 2002       7,753   $119,968,973   $(100,945,611)   $10,303,169   $29,326,531
                                ======   ============   =============    ===========   ===========


General Partner:

                                   Units of
                                  Partnership
                                   Interest            Cumulative      Accumulated
                                ----------------         Cash            Earnings
                                Number    Amount      Distributions      (Losses)       Total
                                ------   -------      -------------    -----------     --------
Balance, January 1, 2000             1   $10,000        $(24,659)        $(1,492)      $(16,151)
    Cash distributions               0         0            (115)              0           (115)
    Net loss for the year            0         0               0            (125)          (125)
                                  ----   -------        --------         -------       --------
Balance, December 31, 2000           1    10,000         (24,774)         (1,617)       (16,391)
    Cash distributions               0         0            (100)              0           (100)
    Net loss for the year            0         0               0             (40)           (40)
                                  ----   -------        --------         -------       --------
Balance, December 31, 2001           1    10,000         (24,874)         (1,657)       (16,531)
    Cash distributions               0         0            (100)              0           (100)
    Net income for the year          0         0               0           1,976          1,976
                                  ----   -------        --------         -------       --------
Balance, December 31, 2002           1   $10,000        $(24,974)        $   319       $(14,655)
                                  ====   =======        ========         =======       ========



                 See notes to consolidated financial statements.

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                                                     For the years Ended December 31,
                                                               -------------------------------------------
                                                                   2002            2001            2000
                                                               ------------     ----------      ----------
Cash Flows From Operating Activities:
 Net income (loss)                                             $ 15,318,355     $ (308,882)     $ (966,294)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Net gain on sale of investment in real estate property,
         including net gain on sale of water rights             (17,480,880)             0               0
    Equity in net loss of joint venture                              92,798              0               0
    Depreciation and amortization                                 1,679,854      2,150,121       2,414,690
    Net (increase) decrease in operating assets                     788,992       (280,531)        211,217
    Net increase (decrease) in operating liabilities               (132,509)        65,153          61,657
                                                               ------------     ----------      ----------
         Net cash provided by operating activities                  266,610      1,625,861       1,721,270
                                                               ------------     ----------      ----------

Cash Flows From Investing Activities:
     Proceeds from sale of investment in
       real estate property, including sale of water rights      31,389,975              0               0
     Acquisition of real estate property                         (4,713,385)             0               0
     Investment in joint venture                                 (3,477,980)             0               0
     Capital additions to real estate owned                        (723,782)      (879,547)       (986,462)
                                                               ------------     ----------      ----------
         Net cash provided by (used in) investing activities     22,474,828       (879,547)       (986,462)
                                                               ------------     ----------      ----------
Cash Flows From Financing Activities:
     Retirement of mortgage note payable                        (19,591,390)             0               0
     Repayments of borrowings under revolving
        credit facility                                          (4,500,000)             0               0
     Borrowings under revolving credit facility                   3,750,000      1,000,000               0
     Principal payments on mortgage notes payable                  (565,658)      (767,035)       (713,372)
     Distributions paid to partners                                (775,350)      (775,350)       (891,653)
     Increase in deferred financing costs                                 0        (44,589)              0
                                                               ------------     ----------      ----------
         Net cash used in financing activities                  (21,682,398)      (586,974)     (1,605,025)
                                                               ------------     ----------      ----------
Net increase (decrease) in cash and cash equivalents              1,059,040        159,340        (870,217)
   Cash and cash equivalents at beginning of year                   634,029        474,689       1,344,906
                                                               ------------     ----------      ----------
   Cash and cash equivalents at end of year                    $  1,693,069     $  634,029      $  474,689
                                                               ============     ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                     $  3,963,237     $3,697,390      $3,714,949
                                                               ============     ==========      ==========


                 See notes to consolidated financial statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of the properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                           Buildings and improvements     5 to 40 years
                           Furnishings                    5 to 7 years
             Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2002 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.

         (h) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residentail proeprties is recognized when earned pursuant to the terms of the leases with tenants. Tenant leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (i) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement").
             The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Meadowwood Apartments, which was held for sale in 2001, is refletced in these consolidated financial statements in accordance with SFAS No. 121, and is not shown as discontinued operations.
         (n) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 is mandatory as of January 1, 2003, management has elected to adopt SFAS No. 145 immediately (See Note 4). In July 2002, the FASB issued
             SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is also effective January 1, 2003.
             SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership's consolidated financial statements.
         (o) Certain prior year amounts have been reclassified to conform with current year presentation.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership has entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $794,498, $826,453, and $806,818 for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2002, 2001 or 2000.


(3) INVESTMENTS IN REAL ESTATE AND REAL ESTATE HELD FOR SALE
         As of December 31, 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. As of December 31, 2001, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; Reno, Nevada; and Holiday and Orlando, Florida; as well as 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership, and the net carrying value of the real estate asset held for sale, as of December 31, 2002 and December 31, 2001:

                                                                 Real Estate at Cost
                         No.of    Year of                     --------------------------
Type                     Prop.  Acquisition   Description      12/31/02        12/31/01
----                     -----  -----------  -------------    ----------     -----------
Residential properties     4      1991-99     1,042 Apts.     $56,539,616    $56,042,398
Industrial flex property   1      2002        60,345 sf         4,754,090              0
Undeveloped land           1      1978        13.9 Acres           44,387         44,387
                                                              -----------    -----------
Total cost                                                     61,338,093     56,086,785
Less: accumulated depreciation                                 (7,166,894)    (5,641,349)
                                                              -----------    -----------
Net book value                                                $54,171,199    $50,445,436
                                                              ===========    ===========
                                                              Real Estate Held for Sale
                         No.of    Year of                     --------------------------
Type                     Prop.  Acquisition   Description      12/31/02       12/31/01
----                     -----  -----------  -------------    ----------     -----------
Residential property       1      1983        704 Apts.       $        0     $13,723,236
                                                              ==========     ===========

In August 2001, the Partnership began actively marketing Meadowwood Apartments in Reno, Nevada for sale. As such, the Partnership reflected this investment as a "real estate asset held for sale" on the accompanying consolidated balance sheet as of December 31, 2001, and ceased depreciation in August 2001. The carrying amount of real estate assets held for sale is the lower of depreciated cost or fair market value less selling costs and is included above at depreciated cost.

(4) REAL ESTATE TRANSACTIONS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been recognized as income and is a component of gain on sale of investment in real estate property on the accompanying consolidated statements of operations.

         On April 30, 2002, the Partnership purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments located in West Chester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest (see also Footnote 5).

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,056,000, in interest expense in the consolidated statement of operations for the year ended December 31, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business
         Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.


(5)      INVESTMENT IN JOINT VENTURE
         On April 30, 2002, the Partnership purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments located in West Chester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. The purchase price reflects an agreed upon value of $18,500,000 for the apartment property, net of a non-recourse first mortgage loan of approximately $14,230,000 and certain related assets and liabilities.
         Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

         The following are the condensed financial statements (000's omitted) of the joint venture as of and for the period from April 30, 2002
         (date of purchase) through December 31, 2002:

                                      BALANCE SHEET

                  Investment in real estate, net                  $18,235
                  Current assets                                      445
                  Mortgage note payable                           (14,145)
                  Current liabilities                                (281)
                                                                  -------
                  Venturers' capital                              $ 4,254
                                                                  =======

                                STATEMENT OF OPERATIONS

                  Rent and other income                            $1,992
                  Real estate operating expenses,
                      before depreciation and amortization         (1,804)
                  Depreciation and amortization                      (314)
                                                                   ------
                  Net loss                                         $ (126)
                                                                   ======

(6) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following non-recourse first liens:

                                            Annual                            Net Carrying Amount
                    Interest  Maturity    Installment     Amount Due              December 31,
Property              Rate       Date     Payments(a)     at Maturity         2002           2001
---------------------------------------------------------------------------------------------------
Halton Place(b)       3.390%    07/03    Interest Only    $   250,000    $   250,000    $ 1,000,000

Holiday Park          6.895%    02/08     $  300,169        3,277,785      3,581,850      3,633,115

Cypress Key           6.605%    01/09      1,322,707       14,772,418     16,413,232     16,643,524

Le Coeur du Monde     7.805%    10/09        890,447        9,075,763      9,994,121     10,099,997

Meadowwood (c)                                                                     0     19,769,615
                                                                         -----------    -----------
                                                                         $30,239,203    $51,146,251
                                                                         ===========    ===========

(a) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $665,328 for 2003; $445,243 for 2004; $477,325 for 2005; $511,732 for 2006; $548,635 for 2007 and $27,590,940
thereafter.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility was for a term of two years and was extended to July 1, 2003. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of December 31, 2002, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.
(c) The loan that had been secured by Meadowwood Apartments was retired when the property was sold on May 9, 2002.


(7) QUARETRLY FINANCIAL INFORMATION - UNAUDITED

                                                Net Income     Earnings
Year Ended December 31, 2002      Revenues       (Loss)        Per Share
----------------------------     ----------    -----------     ---------

First Quarter                    $3,225,698    $   441,415     $   56.93
Second Quarter                    2,508,351     15,670,352      2,021.07
Third Quarter                     2,110,526       (222,868)       (28.74)
Fourth Quarter                    2,026,338       (570,544)       (73.59)


                                                Net Income     Earnings
Year Ended December 31, 2001      Revenues        (Loss)       Per Share
----------------------------     ----------     ----------     ---------

First Quarter                    $3,172,908      $ (88,513)     $(11.42)
Second Quarter                    3,207,123       (193,329)      (24.93)
Third Quarter                     3,283,028         36,800         4.75
Fourth Quarter                    3,225,179        (63,840)       (8.23)


Net income in the second quarter of 2002 includes the $17,100,000 gain on sale of Meadowwood Apartments and a $1,056,000 yield maintenance payment required upon retirement of the associated mortgage note payable.

(8) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                      For the Years Ended December 31,
                                                                       2002         2001         2000
                                                                    -----------   ---------    ---------
Net income (loss) for financial reporting purposes                  $15,318,355   $(308,882)   $(966,294)
Adjustment to net gain on sale of investment in real estate
   property to reflect differences between tax and financial
   reporting bases of assets and liabilities sold                     6,837,298           0            0
Difference between tax and financial statement equity in net
   loss of joint venture                                                  1,113           0            0
Difference between tax and financial statement depreciation            (179,218)    308,244      678,395
                                                                    -----------   ---------    ---------
Net income (loss) for Federal income tax reporting purposes         $21,977,548   $    (638)   $(287,899)
                                                                    ===========   =========    =========

Net ordinary loss for Federal income tax reporting purposes:        $(2,340,630)  $   (638)   $ (287,899)

Net capital (Sec. 1231) gain for Federal income tax
   reporting purposes:                                               24,318,178           0            0
                                                                    -----------   ---------    ---------
                                                                    $21,977,548   $   (638)   $ (287,899)
                                                                    ===========   =========    =========
Weighted average number of units of limited partnership
  interest outstanding                                                    7,753       7,753        7,753
                                                                    ===========   =========    =========

         As of December 31, 2002 and 2001, the tax bases of the Partnership's assets and liabilities were approximately $62,394,000 and $62,220,000 of assets, and $31,196,000 and $52,236,000 of liabilities, respectively.


(9) MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2002, 2001 and 2000 such billings to the partnership amounted to $736,711, $911,286, and $854,028, respectively, and are included in real estate operating expenses.

         In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $47,580, $84,645, and $86,561 in 2002, 2001, 2000, respectively, and is based upon the trust company's standard rate schedule.


(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Partnership's financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $31,519,331 and $51,450,752 at December 31, 2002 and 2001,
         respectively.

(11) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations.

         The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex property to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2002 are $547,491 for 2003; $442,225 for 2004; $351,393 for 2005; $351,393 for 2006; $351,393 for
         2007 and $57,556 thereafter.


(12)     SUBSEQUENT EVENT
         On March 1, 2003, the Partnership made a distribution of $500 per unit, totaling $3,876,750, to Unitholders of record as of December 31, 2002.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 2002
                  Column A               Column B                    Column C                     Column D
                                                          Initial Cost to the Registrant            Costs
                                                       --------------------------------------    Capitalized
                                                                  Buildings and                 Subsequent to
                Description             Encumbrances     Land      Improvements     Total        Acquisition
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)        $ 3,581,850   $  458,342   $ 4,043,354   $ 4,501,696    $1,039,000
   Orlando (Cypress Key)                  16,413,232    2,260,000    20,404,725    22,664,725       991,937
  South Carolina -
   Greenville (Halton Place)                 250,000    1,260,000    11,364,343    12,624,343       778,654
  Missouri -
   St. Louis (Le Coeur du Monde)           9,994,121    1,332,500    12,039,635    13,372,135       611,513
                                         -----------   ----------   -----------   -----------    ----------
                                          30,239,203    5,310,842    47,852,057    53,162,899     3,421,104

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove (Eagle Lake                      n/a       470,000     4,243,385     4,713,385        40,705
                                         -----------   ----------   -----------   -----------    ----------
                                         $30,239,203   $5,780,842   $52,095,442   $57,876,284    $3,461,809
                                         ===========   ==========   ===========   ===========    ==========



 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2002

                  Column A                          Column E                        Column F

                                    Gross amount at which Carried at End of Year
                                                 (Notes a & c)
                                                                                   Accumulated
                                                   Buildings and                   Depreciation
                Description             Land        Improvements       Total       (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)     $  458,342     $ 5,082,354     $ 5,540,696    $2,269,283
   Orlando (Cypress Key)               2,260,000      21,396,662      23,656,662     2,445,599
  South Carolina -
   Greenville (Halton Place)           1,260,000      12,142,997      13,402,997     1,296,520
  Missouri -
    St. Louis (Le Coeur du Monde)      1,332,500      12,651,148      13,983,648     1,091,504
                                      ----------     -----------     -----------    ----------
                                       5,310,842      51,273,161      56,584,003     7,102,906

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove (Eagle Lake               470,000       4,284,090       4,754,090        63,988
                                      ----------     -----------     -----------    ----------
                                      $5,780,842     $55,557,251     $61,338,093    $7,166,894
                                      ==========     ===========     ===========    ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2002

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

Minnesota -
   Maple Grove (Eagle Lake                  2000         Jun 2002       7 to 39 years





     NOTES TO SCHEDULE III:
                                                                             2002          2001          2000
                                                                          -----------   -----------   -----------
 (a) Reconciliation of amounts shown in Column E:
       Balance at beginning of year                                       $69,810,021   $69,572,785   $69,542,622
       Additions -

         Acquisitions                                                       4,713,385             0             0
         Cost of improvements                                                 723,782       879,547       986,462

       Deductions -
         Sales                                                            (13,909,095)            0             0
         Reclass accumulated depreciation of real estate asset held                 0      (642,311)     (956,299)
                                                                          -----------   -----------   -----------
       Balance at end of year                                             $61,338,093   $69,810,021   $69,572,785
                                                                          ===========   ===========   ===========

 (b) Reconciliation of amounts shown in Column F:
       Balance at beginning of year                                       $ 5,641,349   $ 4,227,425   $ 2,855,468
       Additions -
         Depreciation expense for year                                      1,525,545     2,056,235     2,328,256

       Deductions -
         Reclass accumulated depreciation of real estate asset held                 0      (642,311)     (956,299)
                                                                          -----------   -----------   -----------
       Balance at end of year                                             $ 7,166,894   $ 5,641,349   $ 4,227,425
                                                                          ===========   ===========   ===========
 (c) Aggregate cost basis for Federal
       income tax reporting purposes                                      $61,531,952   $87,812,589   $86,933,055
                                                                          ===========   ===========   ===========
 (d) Accumulated depreciation for Federal
       income tax reporting purposes                                      $ 7,189,253   $30,130,234   $28,382,243
                                                                          ===========   ===========   ===========