Form 10-Q
period 2003-03-31
SB PARTNERS
filed 2003-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                  to
                                          ------------------  ------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------


                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                              13-6294787
-------------------------------                      ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1251 Avenue of the Americas, N.Y., N.Y                        10020
---------------------------------------              ---------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


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

                                 Not Applicable
                                 --------------

                                   SB PARTNERS

                                      INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             March 31, 2003 and December 31, 2002..............................1

         Consolidated Statements of Operations
             for the three months ended March 31, 2003 and 2002................2

         Consolidated Statements of Changes in Partners' Capital
             for the three months ended March 31, 2003.........................3

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2003 and 2002................4

         Notes to Consolidated Financial Statements........................5 - 8

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................9 - 13

         Quantitative and Qualitative Disclosures about Market Risk...........14

         Controls and Procedures..............................................14

Part II  Other Information....................................................14

         Signatures...........................................................15

         Certifications..................................................16 - 17

ITEM 1. FINANCIAL STATEMENTS


                                      SB PARTNERS
                           (A New York Limited Partnership)
                            ------------------------------

                              CONSOLIDATED BALANCE SHEETS
                   March 31, 2003 (Unaudited) and December 31, 2002
                   ------------------------------------------------
                                                          March 31,       December 31,
                                                            2003             2002
                                                         -----------      -----------
Assets:
   Investments -
     Real estate, at cost
       Land                                              $ 5,780,842      $ 5,780,842
       Buildings, furnishings and improvements            55,635,875       55,557,251
       Less - accumulated depreciation                    (7,566,934)      (7,166,894)
                                                         -----------      -----------
                                                          53,849,783       54,171,199

   Investment in joint venture                             3,268,573        3,385,182
                                                         -----------      -----------
                                                          57,118,356       57,556,381

   Other assets -
     Cash and cash equivalents                               410,527        1,693,069
     Cash held by lenders in escrow                          781,723          590,631
     Other                                                   581,352          668,275
                                                         -----------      -----------
      Total assets                                       $58,891,958      $60,508,356
                                                         ===========      ===========
Liabilities:
     Mortgage notes payable                              $32,888,062      $30,239,203
     Accounts payable and accrued expenses                   667,277          712,056
     Tenant security deposits                                248,322          245,221
                                                         -----------      -----------
      Total liabilities                                   33,803,661       31,196,480
                                                         -----------      -----------

Partners' Capital:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                        25,103,497       29,326,531
    General partner - 1 unit                                 (15,200)         (14,655)
                                                         -----------      -----------
      Total partners' capital                             25,088,297       29,311,876
                                                         -----------      -----------
      Total liabilities and partners' capital            $58,891,958      $60,508,356
                                                         ===========      ===========

                 See notes to consolidated financial statements.


                                        SB PARTNERS
                             (A New York Limited Partnership)
                              ------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     -------------------------------------------------
                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                          2003                     2002
                                                       ----------                ----------
Revenues:
   Base rental income                                  $1,917,907                $3,060,973
   Other rental income                                    148,286                   159,266
   Interest on short-term investments                       4,750                     5,459
                                                       ----------                ----------
     Total revenues                                     2,070,943                 3,225,698
                                                       ----------                ----------

Expenses:
   Real estate operating expenses                         896,537                 1,357,723
   Interest on mortgage notes payable                     538,402                   917,069
   Depreciation and amortization                          418,993                   378,416
   Real estate taxes                                      254,802                   285,471
   Management fees                                        176,533                   211,204
   Other                                                   11,489                    14,125
                                                       ----------                ----------
     Total expenses                                     2,296,756                 3,164,008
                                                       ----------                ----------

Income (loss) from operations                            (225,813)                   61,690


Equity in net loss of joint venture                      (121,016)                        0

Net gain on sale of water rights                                0                   379,725
                                                       ----------                ----------

Net income (loss)                                        (346,829)                  441,415


  Income (loss) allocated to general partner                  (45)                       57
                                                       ----------                ----------

  Income (loss) allocated to limited partners          $ (346,784)               $  441,358
                                                       ==========                ==========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
(Basic and Diluted)                                    $   (44.73)               $    56.93
                                                       ==========                ==========

   Weighted Average Number of Units of Limited
         Partnership Interest Outstanding                   7,753                     7,753
                                                       ==========                ==========

                 See notes to consolidated financial statements.


                                            SB PARTNERS
                                 (A New York Limited Partnership)
                                  ------------------------------

                      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                       For the three months ended March 31, 2003 (Unaudited)
                      ------------------------------------------------------


Limited Partners:
                                    Units of
                                   Partnership
                                    Interest             Cumulative      Accumulated
                              ---------------------         Cash          Earnings
                              Number      Amount        Distributions     (Losses)        Total
                              ------   ------------     -------------    -----------   -----------
Balance, January 1, 2003       7,753   $119,968,973     $(100,945,611)   $10,303,169   $29,326,531
 Cash distributions                0              0        (3,876,250)             0    (3,876,250)
 Net loss for the period           0              0                 0       (346,784)     (346,784)
                              ------   ------------     -------------    -----------   -----------
Balance, March 31, 2003        7,753   $119,968,973     $(104,821,861)   $ 9,956,385   $25,103,497
                              ======   ============     =============    ===========   ===========

General Partner:
                                    Units of
                                   Partnership
                                    Interest             Cumulative      Accumulated
                               ------------------           Cash          Earnings
                               Number     Amount        Distributions     (Losses)        Total
                               ------     -------       -------------    -----------     --------
Balance, January 1, 2003          1       $10,000         $(24,974)          $   319     $(14,655)
 Cash distributions               0             0             (500)                0         (500)
 Net loss for the period          0             0                0               (45)         (45)
                               ----       -------         --------           -------     --------
Balance, March 31, 2003           1       $10,000         $(25,474)          $   274     $(15,200)
                               ====       =======         ========           =======     ========

                 See notes to consolidated financial statements.

                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           -------------------------------------------------
                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                        ---------------------------
                                                                           2003             2002
                                                                        -----------      ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                     $  (346,829)     $ 441,415
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Net gain on sale of water rights                                             0       (379,725)
     Equity in net loss of joint venture                                    121,016              0
     Depreciation and amortization                                          418,993        378,416
     Net increase in operating assets                                      (123,122)      (243,002)
     Net increase (decrease) in operating liabilities                       (41,678)        12,773
                                                                        -----------      ---------
           Net cash provided by operating activities                         28,380        209,877
                                                                        -----------      ---------

Cash Flows From Investing Activities:
     Proceeds from sale of water rights                                           0        379,725
     Investment in joint venture                                             (4,407)             0
     Capital additions to real estate owned                                 (78,624)      (187,463)
                                                                        -----------      ---------
           Net cash provided by (used in) investing activities              (83,031)       192,262
                                                                        -----------      ---------

Cash Flows From Financing Activities:
     Borrowings under revolving credit facility                           2,750,000              0
     Principal payments on mortgage notes payable                          (101,141)      (200,612)
     Distributions paid to partners                                      (3,876,750)      (775,350)
                                                                        -----------      ---------
           Net cash used in financing activities                         (1,227,891)      (975,962)
                                                                        -----------      ---------

Net decrease in cash and cash equivalents                                (1,282,542)      (573,823)
  Cash and cash equivalents at beginning of period                        1,693,069        634,029
                                                                        -----------      ---------

  Cash and cash equivalents at end of period                            $   410,527      $  60,206
                                                                        ===========      =========


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                              $   538,402      $ 917,070
                                                                        ===========      =========

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

         The consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The results of operations for the three-month periods ended
March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
       (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
       (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
       (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                Buildings and improvements     5 to 40 years
                Furnishings                    5 to 7 years
            Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
       (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at March 31, 2003 is estimated to be fully realizable.

       (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
       (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
       (g) The Partnership accounts for its investment in a joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
       (h) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases. Leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
       (i) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require that the purchaser maintain minimum levels of initial and continuing investment, and that certain other tests be met, prior to the full recognition of profit at the time of the sale.
       (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
       (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during each period.
       (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
       (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with SFAS No. 121.
       (n) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".
        (o) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) INVESTMENTS IN REAL ESTATE
         As of March 31, 2003, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2003 and December 31, 2002:


                                                                  Real Estate at Cost
                         No.of    Year of                     ---------------------------
Type                     Prop.  Acquisition   Description       3/31/03         12/31/02
----                     -----  -----------   -----------     -----------     -----------
Residential properties     4      1991-99     1,042 Apts.     $56,618,240     $56,539,616
Industrial flex property   1      2002        60,345 sf         4,754,090       4,754,090
Undeveloped land           1      1978        13.9 Acres           44,387          44,387
                                                              -----------     -----------
Total cost                                                     61,416,717      61,338,093
Less: accumulated depreciation                                 (7,566,934)     (7,166,894)
                                                              -----------     -----------
Net book value                                                $53,849,783     $54,171,199
                                                              ===========     ===========




(3) GAIN ON SALE OF WATER RIGHTS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been recognized as income and is reflected as net gain on sale of water rights on the accompanying consolidated statements of operations.

(4) MORTGAGE NOTES PAYABLE
       Mortgage notes payable consist of the following non-recourse first liens:

                                                                            Net Carrying Amount
                                           Annual                         March 31,     December 31,
                    Interest  Maturity   Installment     Amount Due      -----------    -----------
Property              Rate      Date     Payments(a)     at Maturity        2003           2002
---------------------------------------------------------------------------------------------------
Halton Place(b)      3.2875%    07/03    Interest Only   $ 3,000,000     $ 3,000,000    $   250,000

Holiday Park          6.895%    02/08    $  300,169        3,277,785       3,568,472      3,581,850

Cypress Key           6.605%    01/09     1,322,707       14,772,418      16,353,250     16,413,232

Le Coeur du Monde     7.805%    10/09       890,447        9,075,763       9,966,340      9,994,121
                                                                         -----------    -----------
                                                                         $32,888,062    $30,239,203
                                                                         ===========    ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility expires July 1, 2003, however, the Partnership is in negotiations with the lender to further extend the term of the credit facility. Borrowings bear interest at one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. As of March 31, 2003, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(5) DISTRIBUTIONS
         In March 2003, the Partnership paid a cash distribution of $500 per unit to Unitholders of record as of December 31, 2002, which totaled $3,876,750 based on 7,753.5 units outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
          ------------------------------------------------------------
General
-------

      The consolidated financial statements as of and for the three months ended March 31, 2003 reflect the operations of four residential garden apartment properties, a joint venture interest in a partnership that owns an apartment property, and an industrial flex property. The consolidated financial statements as of and for the three months ended March 31, 2002 reflect the operations of five residential garden apartment properties.

      Total revenues for the three months ended March 31, 2003 decreased $1,155,000 to approximately $2,071,000 from approximately $3,226,000 for the three months ended March 31, 2002. Net loss for the three months ended
March 31, 2003 increased by $788,000, to a net loss of approximately $347,000, from net income of approximately $441,000 for the three months ended
March 31, 2002.

      The changes in financial condition, total revenues and net income/loss are the result of the changes from 2002 to 2003 in the composition of the portfolio. On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in West Chester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

      During the first three months of 2002, rental revenues collected at Meadowwood Apartments totaled approximately $1,274,000. In 2003, there were no revenues from Meadowwood Apartments as the property was sold on May 9, 2002. Partially offsetting the lack of revenues from the apartment property were the revenues collected from the industrial flex property, Eagle Lake Business Center IV, which totaled approximately $226,000 in 2003. Revenues generated by the apartment property owned by the partnership in which the Registrant owns a 75% joint venture interest are not included in total revenues. However, the equity in net loss of joint venture is net of the revenues collected from those apartments during 2003.

      Total expenses for the three months ended March 31, 2003 decreased approximately $867,000, primarily because no expenses were attributable to Meadowwood Apartments in 2003, while $111,000 of expenses were incurred at the industrial flex property in Maple Grove, Minnesota.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnership's critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2002; there were no significant changes to such policies in 2003.


Liquidity and Capital Resources
-------------------------------

      As of March 31, 2003, the Registrant had cash and cash equivalents of approximately $411,000 in addition to $782,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,091,000 less than the cash, cash equivalents and deposits held in escrow on December 31, 2002. After adding approximately $191,000 to deposits held by lenders in escrow, operating activities generated approximately $28,000 of cash flow during the three months ended March 31, 2003. During the same period, the Registrant borrowed an additional $2,750,000 under the revolving credit facility that is secured by Halton Place Apartments. Uses of cash during the period included distributions amounting to approximately $3,877,000 that were paid to Unitholders of record as of December 31, 2002. Capital additions to existing real estate properties totaled approximately $79,000, and principal payments of approximately $101,000 were made on mortgage notes payable.

      Total outstanding debt at March 31, 2003 consisted of approximately $29,888,000 of long-term non-recourse first mortgage notes and $3,000,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The credit facility matures on July 1, 2003, however, the Registrant is in negotiations with the lender to further extend the term of the credit facility. Scheduled maturities through regularly scheduled monthly payments will be approximately $314,000 for the remainder of 2003. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended March 31, 2003 increased $6,000 to $357,000 from $351,000 for the three months ended March 31, 2002. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2003 increased $9,000 to $58,000 from $49,000 for the three months ended March 31, 2002.

      Higher revenues were due primarily to greater collections from the water and sewer billback program which added $9,000 to revenues. Average occupancy increased 3.0%, to 96.3% from 93.3% for the three months ended March 31, 2002, adding $7,000 to total revenues, and higher rental rates on new and renewing leases added $9,000 to revenues. However, these increases in revenues were offset by giving more rental concessions to tenants, which lowered revenues $17,000. The increase in net income was the result of higher revenue and a slight decrease in expenses. Repairs and maintenance costs decreased $17,000 primarily due to lower apartment turnover costs and replacement costs in the current period. However, insurance costs were $8,000 higher, reflecting a general rise in rates charged by the insurance industry. Depreciation expense increased $2,000 as additional assets were placed into service over the course of the last year. Real estate taxes increased $2,000 and other, miscellaneous expenses also increased $2,000.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended March 31, 2003 decreased $30,000 to $712,000 from $742,000 for the three months ended March 31, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2003 increased $21,000 to $114,000 from $93,000 for the three months ended March 31, 2002.

      The decrease in revenues was due primarily to lower average occupancy at the property. Average occupancy decreased 3.4%, to 88.3% from 91.7% for the comparable period in 2002, reducing revenues $27,000. Although rental rates on new and renewing leases were raised slightly, greater concessions were offered to new tenants, resulting in a net decrease in revenues of $5,000. The net loss was a result of lower revenues, partially offset by a decrease of $9,000 in expenses. Payroll expense for the current period was $15,000 lower, as overall compensation paid to the staff was reduced from the prior year. Interest expense was $4,000 less, as cumulative payments on the outstanding principal reduced the cost of the debt. Other operating expenses decreased $7,000. These reductions in expenses were partially offset by an increase in insurance expense of $13,000, as higher insurance premiums were paid for coverage in the current period. Depreciation expense was $4,000 higher as depreciation was computed on additional assets placed into service over the course of the last year.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended March 31, 2003 decreased $43,000 to $347,000 from $390,000 for the three months ended March 31, 2002. Net income, which includes deductions for depreciation and interest expense, for the three months ended March 31, 2003 decreased $66,000 to $18,000 from $84,000 for the three months ended March 31, 2002.

      Revenues were lower primarily because additional rental concessions were given to tenants during the first three months of 2003, reducing revenues $35,000 from the three month period in the prior year. Average occupancy of 81.5% for the three months ended March 31, 2003 was 2.7% lower than the average occupancy of 84.2% for the three months ended March 31, 2002. This lowered revenues by $13,000, although a modest increase in rental rates on new and renewing leases was implemented, which increased revenues $4,000. The decrease in net income was a result of lower revenues and a $23,000 increase in expenses. Payroll expense increased $9,000, as a full-time groundskeeper was hired in late 2002, filling a position that had been empty in the prior year. Utility expense increased $8,000 due to usage and rate increases, and insurance expense increased $7,000, reflecting an overall increase in insurance premiums. Depreciation expense was $3,000 higher as additional assets were placed in service over the course of the last year, however, real estate taxes decreased $4,000 following a successful appeal of the tax assessment.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2003 decreased $41,000 to $422,000 from $463,000 for the three months ended March 31, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2003 increased $38,000 to $61,000 from $23,000 for the three months ended March 31, 2002.

      Lower revenues were due primarily to lower average occupancy in the current period. The average occupancy rate declined 8.4%, to 86.4% in the current period from 94.8% for the same period in the prior year, which lowered total revenues $40,000. Marginal increases in rental rates increased revenues $6,000, however, increased tenant concessions lowered revenues $7,000. The increase in net loss was primarily a result of lower revenues in the current period, as expenses remained comparable to the same period in 2002. Additional insurance costs of $6,000 resulted from higher premiums charged when the policies were renewed. Depreciation expense increased $4,000 as additional assets were placed in service over the course of the last year. These increases were partially offset by a decrease in other administrative expenses of $5,000, a decrease in payroll costs of $3,000, and a reduction in interest expense of $2,000, as cumulative payments on the mortgage have reduced the cost of the debt.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

         On June 12, 2002, the Registrant purchased Eagle Lake Business
Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction. The property is currently 100% occupied.

         Total revenues for the three months ended March 31, 2003 were approximately $226,000. Net income, which includes a deduction for depreciation expense, was approximately $115,000 for the three months ended March 31, 2003. Total revenues were comprised of rental income of approximately $185,000 and escalation income of approximately $41,000. Expenses related primarily to real estate taxes of approximately $45,000, depreciation expense of approximately $27,000, repairs and maintenance expenses of approximately $15,000, insurance expense of $3,000 and miscellaneous expenses which totaled approximately $21,000.


Investment in Joint Venture
---------------------------

         On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments located in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

         Equity in net loss of joint venture for the three months ended
March 31, 2003 was approximately $121,000, which is net of $88,500, the Registrant's portion of depreciation charged on the books of the joint venture.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003
               ---------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2003, a 1% change in LIBOR would impact the Registrant's quarterly net loss and cash flows by approximately $2,800.


                        ITEM 4. CONTROLS AND PROCEDURES
                        -------------------------------

         (a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

         (b) There have been no changes in the Registrant's internal controls during the quarter ended March 31, 2003 that could significantly affect those controls subsequent to the date of evaluation.


                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                            --------------------------------

                            NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his/her capacity as an officer of SB Partners Real Estate Corporation, the general partner of SB Partners (the "Partnership"), that the Quarterly Report of the Partnership on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.




                                                   SB PARTNERS
                                                   -----------------------------
                                                  (Registrant)



                                               By: SB PARTNERS REAL ESTATE
                                                   CORPORATION
                                                   -----------------------------
                                                   General Partner



Dated: May 15, 2003                            By: /s/ John H. Streicker
                                                   -----------------------------
                                                   John H. Streicker
                                                   President



Dated: May 15, 2003                            By: /s/ Elizabeth B. Longo
                                                   -----------------------------
                                                   Elizabeth B. Longo
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)



Dated: May 15, 2003                            By: /s/ George N. Tietjen III
                                                   -----------------------------
                                                   George N. Tietjen III
                                                   Vice President
                                                  (Principal Accounting Officer)

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


Date: May 15, 2003                                         /s/ John H. Streicker
                                                           ---------------------
                                                               John H. Streicker
                                                               President

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


Date: May 15, 2003                                   /s/ Elizabeth B. Longo
                                                     ---------------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer