Form 10-Q
period 2003-06-30
SB PARTNERS
filed 2003-08-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                 to
                                           ----------------  -------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                        --------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             13-6294787
-------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                         10020
---------------------------------------               --------------------------
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

                                 Not Applicable
                                 --------------

                                    SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             June 30, 2003 and December 31, 2002...............................1

         Consolidated Statements of Operations
             for the three and six months ended June 30, 2003 and 2002.........2

         Consolidated Statements of Changes in Partners' Capital
             for the six months ended June 30, 2003............................3

         Consolidated Statements of Cash Flows
             for the six months ended June 30, 2003 and 2002...................4

         Notes to Consolidated Financial Statements........................5 - 8

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................9 - 16

         Quantitative and Qualitative Disclosures about Market Risk...........17

         Controls and Procedures..............................................17

Part II

         Other Information....................................................17

         Signatures...........................................................18

         Exhibit 31......................................................19 - 20

         Exhibit 32...........................................................21

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2003 (Unaudited) and December 31, 2002
                 -----------------------------------------------
                                                        June 30,       December 31,
                                                          2003            2002
                                                       -----------     -----------
Assets:
   Investments -
     Real estate, at cost
       Land                                            $ 5,780,842     $ 5,780,842
       Buildings, furnishings and improvements          55,724,789      55,557,251
       Less - accumulated depreciation                  (7,967,040)     (7,166,894)
                                                       -----------     -----------
                                                        53,538,591      54,171,199

   Investment in joint venture                           3,224,832       3,385,182
                                                       -----------     -----------
                                                        56,763,423      57,556,381
   Other assets -
     Cash and cash equivalents                             282,253       1,693,069
     Cash held by lenders in escrow                        960,753         590,631
     Other                                                 487,676         668,275
                                                       -----------     -----------
      Total assets                                     $58,494,105     $60,508,356
                                                       ===========     ===========
Liabilities:
     Mortgage notes payable                            $32,785,148     $30,239,203
     Accounts payable and accrued expenses                 773,236         712,056
     Tenant security deposits                              249,398         245,221
                                                       -----------     -----------
      Total liabilities                                 33,807,782      31,196,480
                                                       -----------     -----------

Partners' Capital:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                      24,701,575      29,326,531
    General partner - 1 unit                               (15,252)        (14,655)
                                                       -----------     -----------
      Total partners' capital                           24,686,323      29,311,876
                                                       -----------     -----------
      Total liabilities and partners' capital          $58,494,105     $60,508,356
                                                       ===========     ===========

                 See notes to consolidated financial statements.


                                                    SB PARTNERS
                                         (A New York Limited Partnership)
                                          ------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 ------------------------------------------------
                                                    For The Three Months             For The Six Months
                                                        Ended June 30,                  Ended June 30,
                                                  --------------------------     --------------------------
                                                     2003            2002           2003           2002
                                                  ----------     -----------     ----------     -----------
Revenues:
   Base rental income                             $1,791,463     $ 2,357,735     $3,709,370     $ 5,418,708
   Other rental income                               205,576         132,508        353,862         291,774
   Interest on short-term investments                  1,294          18,108          6,044          23,567
                                                  ----------     -----------     ----------     -----------
     Total revenues                                1,998,333       2,508,351      4,069,276       5,734,049
                                                  ----------     -----------     ----------     -----------
Expenses:
   Real estate operating expenses                    934,803       1,180,961      1,831,340       2,538,682
   Interest on mortgage notes payable                551,966       1,854,436      1,090,368       2,771,506
   Depreciation and amortization                     419,060         461,947        838,053         840,363
   Real estate taxes                                 253,635         230,997        508,437         516,469
   Management fees                                   177,132         185,000        353,665         396,204
   Other                                              19,970          12,435         31,459          26,560
                                                  ----------     -----------     ----------     -----------
     Total expenses                                2,356,566       3,925,776      4,653,322       7,089,784
                                                  ----------     -----------     ----------     -----------
Loss from operations                                (358,233)     (1,417,425)      (584,046)     (1,355,735)

Equity in net loss of joint venture                  (43,741)        (13,378)      (164,757)        (13,378)

Net gain on sale of investment in real estate
 property, including $379,725 net gain
 on sale of water rights                                   0      17,101,155              0      17,480,880
                                                  ----------     -----------     ----------     -----------
Net income (loss)                                   (401,974)     15,670,352       (748,803)     16,111,767

  Income (loss) allocated to general partner             (52)          2,021            (97)          2,078
                                                  ----------     -----------     ----------     -----------
  Income (loss) allocated to limited partners     $ (401,922)    $15,668,331     $ (748,706)    $16,109,689
                                                  ==========     ===========     ==========     ===========

Net Income (Loss)
 Per Unit of Limited Partnership Interest
(Basic and Diluted)                               $   (51.84)    $  2,021.07     $   (96.58)    $  2,078.00
                                                  ==========     ===========     ==========     ===========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding              7,753           7,753          7,753           7,753
                                                  ==========     ===========     ==========     ===========

                                 See notes to consolidated financial statements.



                                             SB PARTNERS
                                  (A New York Limited Partnership)
                                   ------------------------------

                         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             For the six months ended June 30, 2003 (Unaudited)
                         -------------------------------------------------------

 Limited Partners:
                                   Units of
                                  Partnership
                                   Interest            Cumulative      Accumulated
                             --------------------         Cash          Earnings
                             Number     Amount        Distributions     (Losses)         Total
                             ------  ------------     -------------    -----------    -----------
Balance, January 1, 2003     7,753   $119,968,973     $(100,945,611)   $10,303,169    $29,326,531
 Cash distributions              0              0        (3,876,250)             0     (3,876,250)
 Net loss for the period         0              0                 0       (748,706)      (748,706)
                             -----   ------------     -------------    -----------    -----------
Balance, June 30, 2003       7,753   $119,968,973     $(104,821,861)   $ 9,554,463    $24,701,575
                             =====   ============     =============    ===========    ===========

 General Partner:
                                   Units of
                                  Partnership
                                   Interest            Cumulative      Accumulated
                             --------------------         Cash          Earnings
                             Number       Amount      Distributions     (Losses)         Total
                             -----        -------     -------------    -----------     --------
Balance, January 1, 2003        1         $10,000       $(24,974)          $319        $(14,655)
 Cash distributions             0               0           (500)             0            (500)
 Net loss for the period        0               0              0            (97)            (97)
                             ----         -------       --------           ----        --------
Balance, June 30, 2003          1         $10,000       $(25,474)          $222        $(15,252)
                             ====         =======       ========           ====        ========


                             See notes to consolidated financial statements.

                                        SB PARTNERS
                             (A New York Limited Partnership)
                              ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      ------------------------------------------------
                                                                      For the Six Months Ended
                                                                               June 30,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    -----------     ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $  (748,803)    $ 16,111,767
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Net gain on sale of investment in real estate property,
      including net gain on sale of water rights                              0      (17,480,880)
     Equity in net loss of joint venture                                164,757           13,378
     Depreciation and amortization                                      838,053          840,363
     Net (increase) decrease in operating assets                       (227,430)         436,459
     Net increase (decrease) in operating liabilities                    65,357          (63,093)
                                                                    -----------     ------------
           Net cash provided by (used in) operating activities           91,934         (142,006)
                                                                    -----------     ------------

Cash Flows From Investing Activities:
     Capital additions to real estate owned                            (167,538)        (384,922)
     Investment in joint venture                                         (4,407)      (3,394,125)
     Acquisition of real estate property                                      0       (4,713,385)
     Proceeds from sale of investment in real estate
      property, including water rights                                        0       31,389,975
                                                                    -----------     ------------
           Net cash provided by (used in) investing activities         (171,945)      22,897,453
                                                                    -----------     ------------

Cash Flows From Financing Activities:
     Borrowings under revolving credit facility                       2,750,000        3,750,000
     Repayments of borrowings under revolving credit facility                 0       (4,500,000)
     Principal payments on mortgage notes payable                      (204,055)        (368,575)
     Retirement of mortgage note payable                                      0      (19,591,390)
     Distributions paid to partners                                  (3,876,750)        (775,350)
                                                                    -----------     ------------
           Net cash used in financing activities                     (1,330,805)     (21,485,315)
                                                                    -----------     ------------

Net increase (decrease) in cash and cash equivalents                 (1,410,816)       1,270,222
  Cash and cash equivalents at beginning of period                    1,693,069          634,029
                                                                    -----------     ------------

  Cash and cash equivalents at end of period                        $   282,253     $  1,904,251
                                                                    ===========     ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $ 1,084,375     $  2,899,164
                                                                    ===========     ============


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

         The consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

         The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
              Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized.
              Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.
              In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at June 30, 2003 is estimated to be fully realizable.

         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
         (h) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases. Leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (i) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require that the purchaser maintain minimum levels of initial and continuing investment, and that certain other tests be met, prior to the full recognition of profit at the time of the sale.
         (j)  Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during the periods presented.
         (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with SFAS No. 121.
         (n) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS
              No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 became mandatory as of January 1, 2003, management adopted SFAS No. 145 prior to that date (See Note 3).
          (o) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) INVESTMENTS IN REAL ESTATE
         As of June 30, 2003, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2003 and December 31, 2002:

                                                                  Real Estate at Cost
                         No.of    Year of                     ---------------------------
Type                     Prop.  Acquisition   Description       6/30/03         12/31/02
----                     -----  -----------   -----------     -----------     -----------
Residential properties     4      1991-99     1,042 Apts.     $56,699,581     $56,539,616
Industrial flex property   1      2002        60,345 sf         4,761,663       4,754,090
Undeveloped land           1      1978        13.9 Acres           44,387          44,387
                                                              -----------     -----------
Total cost                                                     61,505,631      61,338,093
Less: accumulated depreciation                                 (7,967,040)     (7,166,894)
                                                              -----------     -----------
Net book value                                                $53,538,591     $54,171,199
                                                              ===========     ===========


(3) REAL ESTATE TRANSACTIONS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been recognized as income and is reflected as a component of net gain on sale of investment in real estate property on the accompanying consolidated statements of operations for the six months ended
         June 30, 2002.

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

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,056,000, in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business
         Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.

(4) MORTGAGE NOTES PAYABLE
       Mortgage notes payable consist of the following non-recourse first liens:

                                                                            Net Carrying Amount
                                            Annual                         June 30,     December 31,
                    Interest  Maturity    Installment     Amount Due     -----------    -----------
Property              Rate      Date      Payments(a)     at Maturity       2003           2002
---------------------------------------------------------------------------------------------------
Halton Place(b)      3.2687%    09/03     Interest Only   $ 3,000,000    $ 3,000,000    $   250,000

Holiday Park          6.895%    02/08     $  300,169        3,277,785      3,554,864      3,581,850

Cypress Key           6.605%    01/09      1,322,707       14,772,418     16,292,272     16,413,232

Le Coeur du Monde     7.805%    10/09        890,447        9,075,763      9,938,012      9,994,121
                                                                         -----------    -----------
                                                                         $32,785,148    $30,239,203
                                                                         ===========    ===========

(a) Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The term of the agreement has been extended an additional two months to September 1, 2003. The Partnership is in negotiations with the lender to further extend the term of the credit facility. Borrowings bear interest at the one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. As of June 30, 2003, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(5) DISTRIBUTIONS
         In March 2003, the Partnership paid a cash distribution of $500 per unit to Unitholders of record as of December 31, 2002, which totaled $3,876,750 based on 7,753.5 units outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              AS OF JUNE 30, 2003
         AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
         -------------------------------------------------------------

General
-------

      The consolidated financial statements for the three and six months ended June 30, 2003 reflect the operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The consolidated financial statements for the three and six months ended June 30, 2002 reflect the operations of five residential garden apartment properties, including Meadowwood Apartments which was sold on May 9, 2002, and the aforementioned joint venture and industrial flex property as of the dates of purchase through June 30, 2002.

      Total revenues for the three months ended June 30, 2003 decreased $510,000 to approximately $1,998,000 from approximately $2,508,000 for the three months ended June 30, 2002. Net income decreased $16,072,000, to a net loss of approximately $402,000 for the three months ended June 30, 2003, from net income of approximately $15,670,000 for the three months ended June 30, 2002. Net income for the three months ended June 30, 2002 includes net gain on sale of approximately $17,100,000.

      Total revenues for the six months ended June 30, 2003 decreased $1,665,000 to approximately $4,069,000 from approximately $5,734,000 for the six months ended June 30, 2002. Net income decreased approximately $16,861,000, to a net loss of approximately $749,000 for the six months ended June 30, 2003, from net income of approximately $16,112,000 for the six months ended June 30, 2002. Net income for the six months ended June 30, 2002 includes net gain on sale of approximately $17,480,000.

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

      During the three and six months ended June 30, 2002, rental revenues collected at Meadowwood Apartments totaled approximately $510,000 and $1,784,000, respectively. In 2003, there were no revenues from Meadowwood Apartments as the property was sold on May 9, 2002. Partially offsetting the lack of revenues from the apartment property were the revenues collected from the industrial flex property, Eagle Lake Business Center IV, which totaled approximately $206,000 and $432,000, respectively, for the three and six months ended June 30, 2003. Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues. However, the equity in net loss of joint venture is net of the revenues collected from those apartments for the three and six months ended June 30, 2003.

      Total expenses for the three and six months ended June 30, 2003 decreased approximately $1,569,000 and $2,436,000, respectively, primarily because no expenses were attributable to Meadowwood Apartments for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, Meadowwood Apartments incurred expenses totaling approximately $1,702,000 and $2,648,000, respectively. In contrast, the industrial flex property in Maple Grove, Minnesota incurred expenses of approximately $102,000 and $213,000, respectively, for the three and six months ended June 30, 2003 as compared to approximately $17,000 for the three and six months ended June 30, 2002. Expenses incurred for Waterview Apartments are net against income and reflected as equity in net loss of joint venture.

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

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2003, the Registrant had cash and cash equivalents of approximately $282,000 in addition to approximately $961,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,041,000 less than the cash, cash equivalents and deposits held in escrow on December 31, 2002. After adding approximately $370,000 to deposits held in escrow, operating activities generated approximately $92,000 of cash flow during the six months ended June 30, 2003. During the same period, the Registrant borrowed an additional $2,750,000 under the revolving credit facility that is secured by Halton Place Apartments. Uses of cash during the period included distributions amounting to approximately $3,877,000 that were paid to Unitholders of record as of December 31, 2002. Capital additions to existing real estate properties totaled approximately $168,000 during the period, and principal payments of approximately $204,000 were made on mortgage notes payable.

      Total outstanding debt at June 30, 2003 consisted of approximately $29,785,000 of long-term non-recourse first mortgage notes, and $3,000,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The maturity date of the credit facility was extended to September 1, 2003 and the Registrant is in negotiations with the lender to further extend the term. Scheduled maturities through regularly scheduled monthly payments will be approximately $211,000 for the remainder of 2003. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended June 30, 2003 increased $7,000 to $349,000 from $342,000 for the three months ended June 30, 2002. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2003 increased $1,000 to $38,000 from $37,000 for the three months ended June 30, 2002. Higher revenues were due to an increase in average occupancy of approximately 6.1%, to 95.9% from 89.8% for the three months ended June 30, 2002, which added approximately $14,000 to revenues. Higher rental rates on new and renewing leases added approximately $9,000 to revenues. However, these increases in revenues were partially offset by increased rental concessions, which lowered revenues approximately $16,000. The increase in net income was the result of higher revenue, partially offset by a $6,000 increase in expenses, primarily due to additional insurance costs of $8,000 in the current period, reflecting a general rise in rates charged by the insurance industry.


         Total revenues for the six months ended June 30, 2003 increased $12,000 to $705,000 from $693,000 for the six months ended June 30, 2002. Net income, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2003 increased $10,000 to $95,000 from $85,000 for the six months ended June 30, 2002. Increased revenue is due to an increase in average occupancy at the property of 4.7%, to 96.1% from 91.4% for the six months ended June 30, 2002, which increased revenues approximately $21,000, and a rise in rental rates implemented at the property on new and renewing leases which increased revenues approximately $18,000. In addition, utility income was approximately $16,000 higher in the current period as a result of greater collections from the water and sewer billback program, and miscellaneous receipts increased $6,000. However, these increases in revenues were partially offset by increased rental concessions, which lowered revenues approximately $33,000, and a decrease in termination fees and security deposit forfeiture income of $10,000 and $5,000, respectively, as more tenants are remaining through the end of the lease term. The increase in net income was the result of higher revenues, partially offset by a $3,000 increase in expenses, primarily due to the additional cost of insurance in the current period. Insurance expense increased $16,000 as higher insurance premiums were paid for coverage in the current period. Depreciation expense was $3,000 higher as depreciation was computed on additional assets placed into service over the course of the last year, and real estate taxes increased $4,000. These increases in expenses were partially offset by lower repair and maintenance costs, which were reduced $21,000, primarily due to lower apartment turnover costs, replacement costs and landscaping costs in the current period.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended June 30, 2003 decreased $60,000 to $678,000 from $738,000 for the three months ended June 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2003 increased $59,000 to $152,000 from $93,000 for the three months ended June 30, 2002. Although rental rates on new and renewing leases were raised which added $12,000 to revenues, and fee income increased $7,000, total revenues declined $27,000 due to a decrease in average occupancy of approximately 3.9%, to 87.0% from 90.9% for the three months ended June 30, 2002. Collection losses increased, which reduced revenues $25,000 from the period in the prior year. In addition, an increase in tenant concessions at the property lowered revenues $27,000. The increase in net loss was primarily a result of lower revenues, partially offset by a marginal decrease in expenses of $2,000 as compared to the same period in 2002. Repairs and maintenance costs decreased $10,000 primarily due to lower replacement costs in the current period. Payroll costs were $8,000 lower, as certain positions on the staff were unfilled for brief periods during 2003. These lower expenses were partially offset by an increase in insurance expense of $13,000, as higher insurance premiums were paid for coverage in the current period, and additional utilities expense of $3,000.


      Total revenues for the six months ended June 30, 2003 decreased $90,000 to $1,390,000 from $1,480,000 for the six months ended June 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2003 increased $79,000 to $266,000 from $187,000 for the six months ended June 30, 2002. Average occupancy decreased 3.6%, to 87.7% from 91.3% for the comparable period in 2002, which reduced revenues $54,000. Although rental rates on new and renewing leases were raised, greater concessions were offered to prospective tenants, resulting in a net decrease in rental revenues of $24,000, and collection losses increased, which lowered revenues $19,000. Partially offsetting the lower income was additional fee income of $7,000. The increase in net loss was a result of lower revenues, partially offset by a decrease of $11,000 in expenses. Payroll expenses for the current period were $23,000 lower, as certain positions on the staff were unfilled for brief periods during 2003. Repairs and maintenance costs decreased $12,000, primarily as a result of lower replacement costs in the current period. These decreases in expenses were partially offset by an increase in insurance expense of $26,000, reflecting a general increase in the cost of insurance premiums.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2003 decreased $42,000 to $347,000 from $389,000 for the three months ended June 30, 2002. Net income, which includes deductions for depreciation and interest expense, for the six months ended June 30, 2003 decreased $66,000 to $8,000 from $74,000 for the six months ended June 30, 2002. The decrease in revenues is due primarily to lower occupancy and tenant concessions at the property. Average occupancy for the three months ended June 30, 2003 decreased 4.4%, to 82.4% from 86.8% for the three months ended June 30, 2002, which reduced revenues $24,000. In addition, greater tenant concessions further reduced revenues $21,000. Lower revenues and an increase in expenses of $24,000 resulted in the decrease in net income. Interest expense increased $7,000, as average borrowings under the revolving credit facility rose in 2003. Insurance expense rose $7,000, reflecting an overall increase in insurance premiums, and real estate taxes increased $6,000. Payroll expense was $4,000 higher, as a full-time groundskeeper was hired in late 2002, filling a position that had been open in the prior year.


      Total revenues for the six months ended June 30, 2003 decreased $85,000 to $694,000 from $779,000 for the six months ended June 30, 2002. Net income, which includes deductions for depreciation and interest expense, for the six months ended June 30, 2003 decreased $133,000 to $26,000 from $159,000 for the six months ended June 30, 2002. Although rental rates were increased marginally, greater tenant concessions resulted in a net decrease in revenues of $50,000. Average occupancy decreased 3.5%, to 82.0% from 85.5% for the comparable period in 2002, which reduced rental revenue $35,000. The decrease in net income was a result of lower revenues and a $47,000 increase in expenses. Additional insurance costs of $15,000 resulted from higher premiums charged by the insurance industry. Payroll expense increased $13,000 as a full-time groundskeeper was hired in late 2002, filling a position that had been open in the prior year. Utility expense increased $11,000 due to usage and rate increases. Interest expense for the period increased $7,000, as the average balance outstanding under the credit facility secured by the property was higher in the current period.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended June 30, 2003 decreased $55,000 to $417,000 from $472,000 for the three months ended June 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2003 increased $66,000 to $80,000 from $14,000 for the three months ended June 30, 2002. Although rental rates were raised on new and renewing leases at the property, which added $7,000 to revenues, average occupancy decreased 10.2%, to 85.8% from 96.0% for the same period in 2002, which reduced revenues $48,000. In addition, increased tenant concessions further reduced revenues by $14,000. The increase in net loss was a result of lower revenues and a $10,000 increase in expenses. Insurance expense increased $6,000 due to increases in insurance premiums, and repair and maintenance costs increased $5,000.


      Total revenues for the six months ended June 30, 2003 decreased $96,000 to $839,000 from $935,000 for the six months ended June 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2003 increased $104,000 to $141,000 from $37,000 for the six months ended June 30, 2002. The average occupancy rate declined 9.3%, to 86.1% in the current year from 95.4% for the same period in the prior year, which lowered total revenues $88,000. Although rental rates were raised on new and renewing leases, which added $13,000 to total revenues, tenant concessions were increased, which reduced total revenues $21,000. The increase in net loss was a result of lower revenues and a $9,000 increase in expenses, primarily due to additional insurance costs of $11,000 resulting from higher premiums charged when the policies were renewed.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000 in an all cash transaction. The property is currently 100% occupied.

      Total revenues for the three and six months ended June 30, 2003 were $206,000 and $432,000, respectively. Total revenues for the three and six months ended June 30, 2002 were $37,000. Net income, which includes deductions for depreciation expense, for the three and six months ended June 30, 2003, was $103,000 and $219,000, respectively. Net income, which includes deductions for depreciation expense, for the three and six months ended June 30, 2002, was $20,000.

      Total revenues for the three months ended June 30, 2003 was comprised of rental revenue of approximately $106,000 and escalation income of approximately $100,000. Expenses for the three months ended June 30, 2003, related primarily to real estate taxes of approximately $44,000, depreciation expense of approximately $28,000, repairs and maintenance expenses of approximately $8,000, insurance expense of approximately $3,000 and other miscellaneous expenses which totaled approximately $20,000.

      Total revenues for the six months ended June 30, 2003 was comprised of rental revenue of approximately $291,000 and escalation income of approximately $141,000. Expenses for the six months ended June 30, 2003, related primarily to real estate taxes of approximately $89,000, depreciation expense of approximately $55,000, repairs and maintenance expenses of approximately $23,000, payroll expense of approximately $8,000, insurance expense of approximately $6,000, and other miscellaneous expenses which totaled approximately $32,000.


Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

      Equity in net loss of joint venture for the three and six months ended June 30, 2003 was approximately $44,000 and $165,000, respectively, which is net of $88,500 and $177,000, respectively, that is the Registrant's portion of depreciation charged on the books of the joint venture.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
           ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three and six months ended June 30, 2003, a 1% change in LIBOR would impact the Registrant's three and six month net loss and cash flows by approximately $7,500 and $10,300, respectively.


                        ITEM 4. CONTROLS AND PROCEDURES
                        -------------------------------

     (a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

     (b) There have been no changes in the Registrant's internal controls during the quarter ended June 30, 2003 that could significantly affect those controls subsequent to the date of evaluation.



                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

                            Exhibit 31 - Incorporated herein.

                            Exhibit 32 - Incorporated herein.

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




                                                   SB PARTNERS
                                                   -----------------------------
                                                   (Registrant)



                                               By: SB PARTNERS REAL ESTATE
                                                   CORPORATION
                                                   -----------------------------
                                                   General Partner




Dated: August 14, 2003                         By:/s/ John H. Streicker
                                                  ------------------------------
                                                  John H. Streicker
                                                  President



Dated: August 14, 2003                         By:/s/ Elizabeth B. Longo
                                                  ------------------------------
                                                  Elizabeth B. Longo
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Dated: August 14, 2003                         By:/s/ George N. Tietjen III
                                                  ------------------------------
                                                  George N. Tietjen III
                                                  Vice President
                                                  (Principal Accounting Officer)

Exhibit 31
----------
                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John H. Streicker, certify that:

    (1)  I have reviewed this quarterly report on Form 10-Q of SB Partners;

    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

    (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




Date:   August 14, 2003                                /s/ John H. Streicker
                                                       -------------------------
                                                           John H. Streicker
                                                           President

I, Elizabeth B. Longo, certify that:

    (1)  I have reviewed this quarterly report on Form 10-Q of SB Partners;

    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

    (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




Date:   August 14, 2003                              /s/ Elizabeth B. Longo
                                                     ---------------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer

Exhibit 32
----------

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   August 14, 2003                                /s/ John H. Streicker
                                                       -------------------------
                                                           John H. Streicker
                                                           President





In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   August 14, 2003                              /s/ Elizabeth B. Longo
                                                     ---------------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer