Form 10-Q
period 2003-09-30
SB PARTNERS
filed 2003-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
                                           ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                     to
                                          ---------------------  ---------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                       ---------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                               13-6294787
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                           10020
---------------------------------------                  -----------------------
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

                                 Not Applicable
                                 --------------

                                    SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             September 30, 2003 and December 31, 2002..........................1

         Consolidated Statements of Operations
             for the three and nine months ended September 30, 2003 and 2002...2

         Consolidated Statements of Changes in Partners' Capital
             for the nine months ended September 30, 2003......................3

         Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2003 and 2002.............4

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

         Exhibit 31......................................................19 - 20

         Exhibit 32...........................................................21

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
              September 30, 2003 (Unaudited) and December 31, 2002
              -----------------------------------------------------
                                                 September 30,      December 31,
                                                     2003              2002
                                                 -------------      ------------
Assets:
 Investments -
  Real estate, at cost
   Land                                           $ 5,780,842       $ 5,780,842
   Buildings, furnishings and improvements         55,942,995        55,557,251
   Less - accumulated depreciation                 (8,370,076)       (7,166,894)
                                                  -----------       -----------
                                                   53,353,761        54,171,199

 Investment in joint venture                        3,214,462         3,385,182
                                                  -----------       -----------
                                                   56,568,223        57,556,381
 Other assets -
  Cash and cash equivalents                            74,444         1,693,069
  Cash held by lenders in escrow                    1,077,156           590,631
  Other                                               612,962           668,275
                                                  -----------       -----------
        Total assets                              $58,332,785       $60,508,356
                                                  ===========       ===========
Liabilities:
 Mortgage notes payable                           $32,680,430       $30,239,203
 Accounts payable and accrued expenses              1,055,698           712,056
 Tenant security deposits                             251,301           245,221
                                                  -----------       -----------
        Total liabilities                          33,987,429        31,196,480
                                                  -----------       -----------

Partners' Capital:
 Units of partnership interest without par value;
  Limited partners - 7,753 units                   24,360,652        29,326,531
  General partner - 1 unit                            (15,296)          (14,655)
                                                  -----------       -----------
        Total partners' capital                    24,345,356        29,311,876
                                                  -----------       -----------
        Total liabilities and partners' capital   $58,332,785       $60,508,356
                                                  ===========       ===========

                 See notes to consolidated financial statements.


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             -------------------------------------------------
                                                For The Three Months        For The Nine Months
                                                 Ended September 30,        Ended September 30,
                                               -----------------------    ------------------------
                                                  2003         2002           2003         2002
                                               ----------  -----------    -----------  -----------
Revenues:
 Base rental income                            $1,886,173  $ 1,964,658    $ 5,595,543  $ 7,383,366
 Other rental income                              193,568      138,656        547,430      430,430
 Interest on short-term investments                   617        7,212          6,661       30,779
                                               ----------  -----------    -----------  -----------
     Total revenues                             2,080,358    2,110,526      6,149,634    7,844,575
                                               ----------  -----------    -----------  -----------
Expenses:
 Real estate operating expenses                 1,003,492      915,913      2,834,832    3,454,595
 Interest on mortgage notes payable               545,646      534,561      1,636,014    3,306,067
 Depreciation and amortization                    418,325      420,522      1,256,378    1,260,885
 Real estate taxes                                253,035      238,404        761,472      754,873
 Management fees                                  178,049      199,439        531,714      595,643
 Other                                             12,408        7,373         43,867       33,933
                                               ----------  -----------    -----------  -----------
     Total expenses                             2,410,955    2,316,212      7,064,277    9,405,996
                                               ----------  -----------    -----------  -----------
Loss from operations                             (330,597)    (205,686)      (914,643)  (1,561,421)

Equity in net loss of joint venture               (10,370)     (17,182)      (175,127)     (30,560)

Net gain on sale of investment in real estate
 property, including $379,725 net gain
 on sale of water rights                                0            0              0   17,480,880
                                               ----------  -----------    -----------  -----------
Net income (loss)                                (340,967)    (222,868)    (1,089,770)  15,888,899

   Income (loss) allocated to general partner         (44)         (29)          (141)       2,049
                                               ----------  -----------    -----------  -----------
   Income (loss) allocated to limited partners $ (340,923) $  (222,839)   $(1,089,629) $15,886,850
                                               ==========  ===========    ===========  ===========
Net Income (Loss)
 Per Unit of Limited Partnership Interest
(Basic and Diluted)                            $   (43.98) $    (28.74)   $   (140.55) $  2,049.26
                                               ==========  ===========    ===========  ===========

  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding           7,753        7,753          7,753        7,753
                                               ==========  ===========    ===========  ===========












                            See notes to consolidated financial statements.



                                           SB PARTNERS
                                  (A New York Limited Partnership)
                                   ------------------------------

                               CONSOLIDATED STATEMENTS OF CHANGES IN
                            PARTNERS' CAPITAL For the nine months ended
                                   September 30, 2003 (Unaudited)
                            -------------------------------------------

 Limited Partners:
                                Units of
                              Partnership
                                Interest           Cumulative      Accumulated
                              -----------             Cash          Earnings
                            Number     Amount     Distributions     (Losses)       Total
                            ------  ------------  --------------  ------------  ------------
Balance, January 1, 2003     7,753  $119,968,973  $(100,945,611)  $10,303,169   $29,326,531
 Cash distributions              0             0     (3,876,250)            0    (3,876,250)
 Net loss for the period         0             0              0    (1,089,629)   (1,089,629)
                             -----  ------------  -------------   -----------   -----------
Balance, September 30, 2003  7,753  $119,968,973  $(104,821,861)  $ 9,213,540   $24,360,652
                             =====  ============  =============   ===========   ===========

 General Partner:
                                  Units of
                                Partnership
                                  Interest         Cumulative      Accumulated
                                -----------           Cash          Earnings
                            Number     Amount     Distributions     (Losses)       Total
                            ------  ------------  --------------  ------------  ------------
Balance, January 1, 2003         1       $10,000       $(24,974)         $319      $(14,655)
 Cash distributions              0             0           (500)            0          (500)
 Net loss for the period         0             0              0          (141)         (141)
                              ----       -------       --------          ----      --------
Balance, September 30, 2003      1       $10,000       $(25,474)         $178      $(15,296)
                              ====       =======       ========          ====      ========


                        See notes to consolidated financial statements.

                                         SB PARTNERS
                              (A New York Limited Partnership)
                               ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      ------------------------------------------------
                                                            For the Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                2003          2002
                                                            ------------  ------------
Cash Flows From Operating Activities:
 Net income (loss)                                          $(1,089,770)  $15,888,899
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Net gain on sale of investment in real estate property,
     including net gain on sale of water rights                       0   (17,480,880)
    Equity in net loss of joint venture                         175,127        30,560
    Depreciation and amortization                             1,256,378     1,260,885
     Net (increase) decrease in operating assets               (484,408)      359,258
     Net increase in operating liabilities                      349,722       205,618
                                                            -----------   -----------
     Net cash provided by operating activities                  207,049       264,340
                                                           ------------   -----------

Cash Flows From Investing Activities:
    Capital additions to real estate owned                     (385,744)     (605,673)
    Investment in joint venture                                  (4,407)   (3,477,980)
    Acquisition of real estate property                               0    (4,713,385)
    Proceeds from sale of investment in real estate
     property including water rights                                  0    31,389,975
                                                            -----------   -----------
     Net cash provided by (used in) investing activities       (390,151)   22,592,937
                                                            -----------   -----------

Cash Flows From Financing Activities:
    Borrowings under revolving credit facility                2,750,000     3,750,000
    Repayments of borrowings under revolving
     credit facility                                                  0    (4,500,000)
    Principal payments on mortgage notes payable               (308,773)     (466,261)
    Retirement of mortgage note payable                               0   (19,591,390)
    Distributions paid to partners                           (3,876,750)     (775,350)
                                                            -----------   -----------
     Net cash used in financing activities                   (1,435,523)  (21,583,001)
                                                            -----------   -----------

     Net increase (decrease) in cash and cash equivalents    (1,618,625)    1,274,276
     Cash and cash equivalents at beginning of period         1,693,069       634,029
                                                            -----------   -----------

     Cash and cash equivalents at end of period             $    74,444   $ 1,908,305
                                                            ===========   ===========


Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                   $ 1,630,385   $ 3,430,451
                                                            ===========   ===========


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

         The consolidated financial statements included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

         The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at September 30, 2003 is estimated to be fully realizable.

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

(2) INVESTMENTS IN REAL ESTATE
         As of September 30, 2003, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2003 and December 31, 2002:

                                                            Real Estate at Cost
                         No.of    Year of                 ------------------------
Type                     Prop.  Acquisition  Description    9/30/03      12/31/02
----                     -----  -----------  -----------  -----------  -----------
Residential properties     4      1991-99     1,042 Apts. $56,917,787  $56,539,616
Industrial flex property   1      2002        60,345 sf     4,761,663    4,754,090
Undeveloped land           1      1978        13.9 Acres       44,387       44,387
                                                          -----------  -----------
Total cost                                                 61,723,837   61,338,093
Less: accumulated depreciation                             (8,370,076)  (7,166,894)
                                                          -----------  -----------
Net book value                                            $53,353,761  $54,171,199
                                                          ===========  ===========


(3) REAL ESTATE TRANSACTIONS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, has been recognized as income and is reflected as a component of net gain on sale of investment in real estate property on the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

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

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, the Partnership has included the yield maintenance payment on the mortgage note, approximately $1,056,000, in interest expense in the consolidated statements of operations for the three and nine months ended September 30, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

         On June 12, 2002, the Partnership purchased Eagle Lake Business Center IV in Maple Grove, Minnesota for approximately $4,700,000 in an all cash transaction. The property contains approximately 60,000 square feet of industrial flex space.

(4) MORTGAGE NOTES PAYABLE
       Mortgage notes payable consist of the following non-recourse first liens:

                                                                    Net Carrying Amount
                                                      Annual       June 30,   December 31,
                   Interest  Maturity  Installment  Amount Due   -----------  ------------
Property             Rate      Date    Payments(a)  at Maturity     2003          2002
-----------------------------------------------------------------------------------------
Halton Place(b)     3.070%    09/05   Interest Only $ 3,000,000  $ 3,000,000  $   250,000

Holiday Park        6.895%    02/08    $  300,169     3,277,785    3,541,020    3,581,850

Cypress Key         6.605%    01/09     1,322,707    14,772,418   16,230,281   16,413,232

Le Coeur du Monde   7.805%    10/09       890,447     9,075,763    9,909,129    9,994,121
                                                                 -----------  -----------
                                                                 $32,680,430  $30,239,203
                                                                 ===========  ===========

(a)      Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The term of the agreement has been extended to September 1, 2005. Borrowings bear interest at the one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. As of September 30, 2003, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(5) DISTRIBUTIONS
         In March 2003, the Partnership paid a cash distribution of $500 per unit to Unitholders of record as of December 31, 2002, which totaled $3,876,750 based on 7,753.5 units outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        AS OF SEPTEMBER 30, 2003 AND FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
        ----------------------------------------------------------------

General
-------

      The consolidated financial statements for the three months ended September 30, 2003 and 2002, reflect the operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The consolidated financial statements for the nine months ended September 30, 2003 reflect the same composition of the portfolio, however the financial statements for the nine months ended
September 30, 2002 reflect the operations of five residential garden apartment properties, including Meadowwood Apartments which was sold on May 9, 2002, as well as the aforementioned joint venture and industrial flex property from the dates of purchase through September 30, 2002.

      Total revenues for the three months ended September 30, 2003 decreased $31,000 to approximately $2,080,000 from approximately $2,111,000 for the three months ended September 30, 2002. Net loss increased $118,000, to approximately $341,000 for the three months ended September 30, 2003, from approximately $223,000 for the three months ended September 30, 2002.

      Total revenues for the nine months ended September 30,2003 decreased $1,695,000 to approximately $6,150,000 from approximately $7,845,000 for the nine months ended September 30, 2002. Net income decreased approximately $16,979,000, to a net loss of approximately $1,090,000 for the nine months ended September 30, 2003, from net income of approximately $15,889,000 for the nine months ended September 30, 2002. Net income for the nine months ended
September 30, 2002 includes a net gain on sale of real estate property of approximately $17,480,000.

      The changes in financial condition, total revenues and net income/loss are primarily the result of the changes from 2002 to 2003 in the composition of the portfolio. On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in West Chester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

      The changes in total revenues and net income for the three month periods ended September 30, 2003 and 2002, reflect the changes in the composition of the portfolio, as well as general changes in market conditions in the areas in which the Registrant has investments in real estate properties. In the current period, the Registrant recognized greater recovery of expenses from tenants at the industrial/flex property than in the comparable period of the prior year. Higher rates on new and renewing leases were implemented to the extent possible at the properties, however, additional concessions were required to attract new renters and retain existing tenants. Total expenses for the three months ended
September 30, 2003 increased approximately $95,000, as additional costs were incurred for repairs and maintenance, utilities, insurance, interest and real estate taxes, as compared to the prior year.

      The change in revenues and net income for the nine-month period ended September 30, 2003 are primarily a result of the changes in the composition of the portfolio. During the nine month period ended September 30, 2002, rental revenues collected at Meadowwood Apartments totaled approximately $1,780,000, and the property incurred approximately $977,000 of operating expenses. In addition, the property incurred interest expense of approximately $1,675,000, including a yield maintenance payment of approximately $1,056,000 which was paid at the time of the sale to retire the mortgage note that had been secured by the property. In 2003, there were no revenues from Meadowwood Apartments. Partially offsetting the lack of revenues from the apartment property were the revenues collected from the industrial flex property, Eagle Lake Business Center IV, which totaled approximately $667,000 for the nine months ended September 30, 2003. Expenses incurred at the industrial flex property totaled approximately $317,000 for the nine months ended September 30, 2003 as compared to $95,000 for the nine months ended September 30, 2002.

Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is net of the revenues collected and expenses incurred by Waterview Apartments for the three and nine months ended September 30, 2003 and 2002.

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

Liquidity and Capital Resources
-------------------------------

      As of September 30, 2003, the Registrant had cash and cash equivalents of approximately $74,444 in addition to approximately $1,077,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,132,000 less than the cash, cash equivalents and deposits held in escrow on December 31, 2002. After adding approximately $487,000 to deposits held in escrow, operating activities generated approximately $207,000 of cash flow during the nine months ended September 30, 2003. During the same period, the Registrant borrowed an additional $2,750,000 under the revolving credit facility that is secured by Halton Place Apartments. Uses of cash during the period included distributions amounting to approximately $3,877,000 that were paid to Unitholders of record as of December 31, 2002, capital additions to existing real estate properties of approximately $386,000, and principal payments of approximately $309,000 made on mortgage notes payable.

      Total outstanding debt at September 30, 2003 consisted of approximately $29,680,000 of long-term non-recourse first mortgage notes, and $3,000,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The maturity date of the credit facility has been extended to September 1, 2005. Scheduled maturities through regularly scheduled monthly payments will be approximately $107,000 for the remainder of 2003. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended September 30, 2003 increased $14,000 to $349,000 from $335,000 for the three months ended September 30, 2002. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2003 decreased $9,000 to $30,000 from $39,000 for the three months ended September 30, 2002. Higher revenues were due primarily to an increase in average occupancy of approximately 5.4%, to 94.9% from 89.5% for the three months ended September 30, 2002, which added approximately $17,000 to revenues. Higher rental rates on new and renewing leases added approximately $13,000 to revenues. However, rental concessions lowered revenues approximately $7,000, and additional collection losses reduced revenues $9,000. Lower net income was primarily the result of a $23,000 increase in expenses. Replacement costs drove repairs and maintenance $8,000 higher in the current period, and utilities, administrative costs, professional fees and insurance expense were each approximately $3,000 higher in 2003. Depreciation and real estate taxes were each approximately $2,000 higher.

         Total revenues for the nine months ended September 30, 2003 increased $27,000 to $1,054,000 from $1,027,000 for the nine months ended September 30, 2002. Net income, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2003 remained unchanged from the prior year at $125,000. Increased revenue is due to higher average occupancy at the property and increases in rental rates on new and renewing leases. Average occupancy rose 4.9%, to 95.7% from 90.8% for the nine months ended September 30, 2002, which increased revenues approximately $35,000, and a rise in rental rates implemented at the property on new and renewing leases added $30,000 to revenues. However, more rental concessions were needed in the current year, which lowered revenues $40,000. Expenses were $27,000 higher in the current year, fully offsetting the additional revenues from the property. Insurance expense increased $20,000 as higher insurance premiums were paid for coverage in the current period, reflecting a general rise in rates charged by the insurance industry. Real estate taxes were $6,000 higher during the period in the current year.

Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended September 30, 2003 decreased $14,000 to $719,000 from $733,000 for the three months ended September 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2003 increased $61,000 to $154,000 from $93,000 for the three months ended September 30, 2002. More tenant concessions were needed in 2003 to attract new renters and retain existing tenants. The additional tenant concessions reduced revenues $62,000 from the same period in the prior year. However, average occupancy rose 3.4%, to 93.6% from 90.2% for the three months ended September 30, 2002, which added $32,000 to revenues. In addition, rental rates were raised on some new and renewing leases, which added $12,000 to revenues. The increase in net loss from the three-month period in the prior year resulted from the reduction in revenues, and an increase in expenses incurred during the period in the current year. Repairs and maintenance costs increased $32,000 primarily due to higher replacement costs, insurance expense was $6,000 higher, utilities were $4,000 higher, and administrative costs were $3,000 higher.

         Total revenues for the nine months ended September 30, 2003 decreased $104,000 to $2,109,000 from $2,213,000 for the nine months ended September 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2003 increased $140,000 to $420,000 from $280,000 for the nine months ended September 30, 2002. Greater concessions were needed to attract prospective renters and induce renewing tenants to enter into leases, resulting in a decrease in rental revenues of $105,000 from the nine-month period in the prior year. Average occupancy decreased 1.2%, to 89.7% from 90.9% for the comparable period in 2002, which reduced revenues $21,000, and collection losses increased, which lowered revenues $18,000. Rental rates on new and renewing leases were raised, adding $31,000 to revenues, and application fee income was $7,000 higher in the current year. The increase in net loss was a result of lower revenues, and an increase of $37,000 in expenses. Insurance expense rose $32,000, reflecting a general increase in insurance rates in the insurance industry. Repairs and maintenance costs increased $20,000, primarily as a result of higher apartment turnover costs in the current period. Expenses for utilities were $11,000 higher in the current year, reflecting both usage and rate increases. However, payroll costs were $22,000 lower in the current period, as certain positions on the staff were unfilled for brief periods during 2003, and administrative costs were $7,000 lower.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

         Total revenues for the three months ended September 30, 2003 decreased $43,000 to $351,000 from $394,000 for the three months ended September 30, 2002. Net income, which includes deductions for depreciation and interest expense, for the three months ended September 30, 2003 decreased $75,000 to $5,000 from $80,000 for the three months ended September 30, 2002. The decrease in revenues is due primarily to lower occupancy and a increase in tenant concessions at the property. Average occupancy for the three months ended September 30, 2003 decreased 8.1%, to 82.9% from 91.0% for the three months ended
September 30, 2002, which reduced revenues $40,000. In addition, greater tenant concessions reduced revenues $8,000. Increases in rental rates on new and renewing leases added $4,000 to revenues. Lower revenues and an increase in expenses of $32,000 resulted in the decrease in net income. Interest expense increased $18,000, as average borrowings under the revolving credit facility rose in 2003. Repairs and maintenance costs increased $12,000, primarily as a result of higher costs for painting vacated units in preparation for new tenants.

      Total revenues for the nine months ended September 30, 2003 decreased $129,000 to $1,045,000 from $1,174,000 for the nine months ended September 30, 2002. Net income, which includes deductions for depreciation and interest expense, for the nine months ended September 30, 2003 decreased $208,000 to $31,000 from $239,000 for the nine months ended September 30, 2002. Average occupancy decreased 5.0%, to 82.3% from 87.3% for the comparable period in 2002, which lowered revenues $77,000. Greater tenant concessions resulted in a decrease in revenues of $65,000. Rental rates were raised marginally, which added $11,000 to revenue. The decrease in net income was a result of lower revenues and a $80,000 increase in expenses. Interest expense increased $25,000, as borrowings under the revolving credit facility were higher on average in 2003. Payroll expense increased $19,000 as a full-time groundskeeper was hired in late 2002, filling a position that had been open in the prior year. Additional insurance costs of $18,000 resulted from higher premiums charged by the insurance industry. Utility expense increased $15,000 due to usage and rate increases.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended September 30, 2003 decreased $41,000 to $423,000 from $464,000 for the three months ended September 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2003 increased $32,000 to $75,000 from $43,000 for the three months ended September 30, 2002. Average occupancy decreased 7.1%, to 87.3% from 94.4% for the same period in 2002, which reduced revenues $36,000. In addition, additional tenant concessions reduced revenues $29,000. Partially offsetting the decrease in income were additional revenues of $17,000 resulting from reduced collection losses, and $8,000 of revenues from higher rental rates on new and renewing leases. The increase in net loss was a result of lower revenues, partially offset by a decrease of $9,000 in expenses. Repairs and maintenance costs were reduced $13,000, primarily due to lower apartment turnover costs. Partially offsetting the reduction in repairs and maintenance costs were additional costs for insurance of $3,000.

      Total revenues for the nine months ended September 30, 2003 decreased $136,000 to $1,263,000 from $1,399,000 for the nine months ended September 30, 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2003 increased $136,000 to $216,000 from $80,000 for the nine months ended September 30, 2002. The average occupancy rate declined 8.5%, to 86.5% in the current year from 95.0% for the same period in the prior year, which lowered revenues $125,000, and tenant concessions were increased, which reduced revenues $50,000. Partially offsetting the decrease in income were additional revenues of $19,000 resulting from reduced collection losses, and $21,000 of revenues from higher rental rates on new and renewing leases. The increase in net loss was a result of lower revenues as overall expenses were approximately the same as the prior year. Although insurance costs were $14,000 higher resulting from increased premiums charged when the policies were renewed, repairs and maintenance costs were $11,000 lower, partially offsetting the cost of insurance.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000 in an all cash transaction. The property is currently fully leased and has been 100% occupied since it was purchased.

      Total revenues for the three months ended September 30,2003 increased $59,000 to $235,000 from $176,000 for the three months ended September 30,2002. Net income, which includes a deduction for depreciation, for the three months ended September 30, 2003 increased $32,000, to $131,000 from $99,000 for the three months ended September 30,2002. Real estate tax recoveries for the period ending September 30,2003 increased $28,000, and operating escalation income increased $17,000 over the same period in the prior year. The increase in net income resulted from the increase in revenues, partially offset by a $27,000 increase in expenses. Real estate taxes were $17,000 higher, project administration costs were $6,000 higher, and utilities expense was $5,000 higher during the period in the current year.

      Revenues for the nine months ended September 30,2003 increased $454,000 to $667,000 from $213,000, for the period of ownership ended September 30,2002. Net income, which includes a deduction for depreciation, for the nine months ended September 30, 2003 increased $232,000 to $350,000 from $118,000 for the period of ownership ended September 30, 2002. As the Property was purchased by the Registrant on June 12,2002, revenue and net income figures for the period in the prior year represent only three and one-half months of ownership.

      Total revenue for the nine months ended September 30, 2003 was comprised of rental revenue of approximately $410,000 and escalation income of approximately $230,000. Expenses for the nine months ended September 30, 2003, related primarily to real estate taxes of approximately $133,000, depreciation expense of approximately $82,000, repairs and maintenance expenses of approximately $31,000, payroll expense of approximately $10,000, insurance expense of approximately $8,800, and other miscellaneous expenses which totaled approximately $61,000.


Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space.

      Equity in net loss of joint venture for the three months ended
September 30, 2003 decreased $7,000 to $10,000 from $17,000 for the three months ended September 30, 2002. Equity in net loss of joint venture is net of $102,000 and $88,000, for the periods ended September 30, 2003 and 2002, respectively, that is the Registrant's portion of depreciation charged on the books of the joint venture. A lower net loss was primarily due to a decrease in property operating expenses as compared to the period a year earlier. Payroll expense was $23,000 lower in the current period than the comparable period in the prior year, partially offset by greater deductions for depreciation and real estate taxes. The Registrant's portion of depreciation expense was $14,000 higher, and real estate expense was $4,000 higher than the period in the prior year.

      Equity in net loss of joint venture for the nine months ended
September 30, 2003 increased $144,000 to $175,000 from $31,000 for the period of investment ended September 30, 2002. Equity in net loss of joint venture is net of $279,000 and $147,000, for the periods ended September 30, 2003 and 2002, respectively, that is the Registrant's portion of depreciation charged on the books of the joint venture. As the interest in the joint venture was purchased by the Registrant on April 30,2002, equity in net loss for the period in 2002 represents only five months of ownership.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
        ----------------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the nine months ended September 30, 2003, a 1% change in LIBOR would impact the Registrant's net loss and cash flows by approximately $25,300.


ITEM 4.                                     CONTROLS AND PROCEDURES
                                            -----------------------

            (a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

            (b) There have been no changes in the Registrant's internal controls during the quarter ended September 30, 2003 that could significantly affect those controls subsequent to the date of evaluation.


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






                                                            SB PARTNERS
                                                   -----------------------------
                                                   (Registrant)



                                         By: SB PARTNERS REAL ESTATE CORPORATION
                                         ---------------------------------------
                                         General Partner




Dated: November 14, 2003                       By:/s/ John H. Streicker
                                                  ---------------------
                                                  John H. Streicker
                                                  President



Dated: November 14, 2003                       By:/s/ Elizabeth B. Longo
                                                  ----------------------
                                                  Elizabeth B. Longo
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Dated: November 14, 2003                       By:/s/ George N. Tietjen III
                                                  -------------------------
                                                  George N. Tietjen III
                                                  Vice President
                                                  (Principal Accounting Officer)

Exhibit 31
----------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT 0F 2002

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

Date:   November 14, 2003                                  /s/ John H. Streicker
                                                           ---------------------
                                                           John H. Streicker
                                                           President

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

(5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




Date:   November 14, 2003                                /s/ Elizabeth B. Longo
                                                         -----------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 14, 2003                                  /s/ John H. Streicker
                                                           ---------------------
                                                           John H. Streicker
                                                           President



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(3) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 14, 2003                                /s/ Elizabeth B. Longo
                                                         ----------------------
                                                         Elizabeth B. Longo
                                                         Chief Financial Officer