Form 10-K
period 2003-12-31
SB PARTNERS
filed 2004-04-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2003
                          --------------------------------------------------
                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d)
   of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                     to
                               -------------------    ----------------------
Commission file Number: 0-8952
                        ----------------------------------------------------

                                   SB Partners
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                     13-6294787
--------------------------------------            --------------------------
(State of other Jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                        Identification No.)


1251 Avenue of the Americas, N.Y., N.Y.                     10020
---------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (212) 408-5000
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                Name of each exchange on which registered
         NONE
-------------------                -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
----------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x) (Amended by Exch Act Rel No. 28869,eff. 5/1/91.)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                 Not Applicable
                                 --------------

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [] Yes [] NO

                                 Not Applicable
                                 --------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                 Not Applicable
                                 --------------

                      DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

                                      None
                                      ----

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2003, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota, 13.9 acres of land in Holiday, Florida, and a 75% non-controlling interest in a partnership that owns an apartment property in West Chester, Pennsylvania.

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

The Registrant does not maintain a Website. However, the Registrant's filings with the Securities and Exchange Commission (the "SEC") are available on the SEC's Website.


Recent Developments and Real Estate Investment Factors
------------------------------------------------------

For the second consecutive year, the multifamily market in the United States was heavily influenced by the capital markets as low interest rates on home mortgages have made the purchase of single-family homes and condominiums an attractive alternative for many who would otherwise rent. Home ownership levels are at an all-time high of approximately 68% of dwelling units, with single-family home construction also reaching all-time highs. As a result, more concessions were offered to tenants at each of the Registrant's apartment communities. On a same-store basis, rent concessions increased by 68% to $662,000 in 2003 from $395,000 in 2002. Despite a significant increase in concessions average occupancy for the apartment portfolio declined on a same-store basis in 2003 to 88.3% from 90.1%, although overall rent increased 1.5%.

(Please refer to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

Tax Matters
-----------

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2003. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.

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

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 2003 are as follows:

                                                          SB PARTNERS
                                                     Summary of Properties
                                                    As of December 31, 2003
                                                                                                       Occupancy
                                                          Description         Acquisition    Percent      at        Mortgage
           Property                  Location        Sq. Ft.   Units   Acres      Date      Ownership  12/31/03      Payable
Apartments:

Holiday Park Apts.             Holiday, FL             220,000     244   21.5   Jan 1991      100%       90.6%       $ 3,526,935
Cypress Key Apts.              Orlando, FL             323,000     360   22.7   Aug 1998      100%       83.9%       $16,167,261
Halton Place Apts.             Greenville, SC          233,000     246   20.6   Dec 1998      100%       92.7%       $ 3,200,000
Le Coeur du Monde Apts.        St. Louis, MO           177,000     192   12.3   Sep 1999      100%       88.5%       $ 9,879,679
Waterview Apartments           West Chester, PA        168,000     203   19.7   Apr 2002       75%       81.6%       $         0
                                                     ---------   -----   ----
                                                     1,121,000   1,245   96.8
                                                     =========   =====   ====
Industrial Flex:

Eagle Lake Business
Center IV                      Maple Grove, MN          60,000     n/a   5.15   Jun 2002      100%       100%        $         0

Land:

Unimproved land (a)            Holiday, FL                 n/a     n/a   13.9   Jul 1978      100%        n/a        $         0

Additional information regarding properties owned by the Registrant:
                                                   2003     2002     2001     2000    1999
                                                   ----     ----     ----     ----    ----
Average Occupancy (b)
-----------------
Meadowwood Apts.                                   n/a       n/a     96.3%    93.5%   91.5%
Holiday Park Apts.                                94.5%     90.9%    91.6%    91.5%   91.0%
Cypress Key Apts.                                 89.7%     90.4%    92.1%    94.0%   91.0%
Halton Place Apts.                                84.5%     87.2%    88.5%    91.6%   91.0%
Le Coeur du Monde Apts.                           86.7%     93.0%    93.0%    89.0%   96.%
Eagle Lake Business Center IV                    100.0%    100.0%     n/a      n/a     n/a

Effective Annual Rent
--------------------
Meadowwood Apts. (c)                               n/a     $7,013   $6,962   $6,454  $6,143
Holiday Park Apts. (c)                           $5,261    $5,056   $5,038   $4,861  $4,772
Cypress Key Apts. (c)                            $7,469    $7,706   $8,016   $7,866  $7,661
Halton Place Apts. (c)                           $5,685    $6,095   $6,477   $6,610  $6,333
Le Coeur du Monde Apts. (c)                      $8,358    $9,164   $8,963   $8,513  $9,383
Eagle Lake Business Center IV (d)                $   14    $   12     n/a      n/a     n/a

(a) Land is adjacent to Holiday Park Apartments.
(b) For period of ownership.
(c) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(d) Per square foot. Gross potential rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.


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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.

                                    PART II
                                    -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2003 was 3,266.

At various times, the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $500 per unit totaling $3,876,750 was paid in March 2003 to Unitholders of record on December 31, 2002. In addition, a distribution of $40 per unit, totaling $310,140 was paid on March 8, 2004 to Unitholders of record as of December 31,2003. Including the latest distribution, cumulative distributions since inception have totaled $105,157,475, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

                                                                               For the Years Ended December 31,
                                                                  2003        2002         2001         2000         1999
                                                                --------    --------     --------     --------     --------
                                                                                 (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                             $ 8,188     $  9,871     $ 12,888     $ 12,501     $11,063
Operating Expenses, less
  Depreciation and Amortization                                  (7,800)     (10,261)     (11,047)     (11,052)     (9,854)
Depreciation and Amortization                                    (1,677)      (1,680)      (2,150)      (2,415)     (2,123)
                                                                -------     --------     --------     --------     -------
Loss from Operations                                             (1,289)      (2,070)        (309)        (966)       (914)

Gain on Sale of Investments in Real Estate                            0       17,481            0            0           0
Equity in Net Loss of Joint Venture                                (239)         (93)           0            0           0
                                                                -------     --------     --------     --------     -------
Net Income (Loss)                                               $(1,528)    $ 15,318     $   (309)    $   (966)    $  (914)
                                                                =======     ========     ========     ========     =======

Net Income (Loss) per Unit of Partnership Interest              $  (197)    $  1,976     $    (40)    $   (125)    $  (118)
                                                                =======     ========     ========     ========     =======

Distributions paid per Unit of Partnership Interest             $   500     $    100     $    100     $    115     $   100
                                                                =======     ========     ========     ========     =======
Weighted Average Number of
  Partnership Units Outstanding                                   7,754        7,754        7,754        7,754       7,754

Balance Sheet Data at Year End:

Real Estate, net                                                $53,237     $ 54,171     $ 50,445     $ 51,281     $52,039
Real Estate Assets Held for Sale                                $     0     $      0     $ 13,723     $ 14,064     $14,648
Total Assets                                                    $57,811     $ 60,508     $ 67,005     $ 67,791     $70,301
Mortgage Notes Payable, net                                     $32,774     $ 30,239     $ 51,146     $ 50,913     $51,627


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

COMPANY OVERVIEW
----------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2003, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota, 13.9 acres of land in Holiday, Florida, and a 75% non-controlling interest in a partnership that owns an apartment property in West Chester, Pennsylvania.

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


CRITICAL ACCOUNTING ESTIMATES
-----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2003.


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

Revenue Recognition
-------------------

Rental income is recognized when earned pursuant to the terms of the leases. Base rents and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. Before the Partnership can recognize revenue, it is required to assess, among other things, its collectibility. The Partnership continually analyzes the collectibility of its revenue and will reserve against its revenue if conditions warrant such action.


Off-Balance Sheet Arrangements
------------------------------

None.


Recently Issued Accounting Pronouncements
-----------------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Registrant's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation does not have a current impact the Registrant's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 addresses the standards for issuers to use to classify and measure certain financial instruments with characteristics of both liabilities and equity, and requires the issuer to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or asset in some circumstances). SFAS No. 150 became effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Registrant's consolidated financial statements.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was amended by FIN 46 (R) in December 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Registrant, FIN 46 (R) will be immediately effective for all variable interests in variable interest entities created after December 31, 2003, and to all variable interest entities on March 31, 2004. The adoption of this Interpretation is expected to have no impact on the Registrant's consolidated financial statements.


CONTRACTUAL OBLIGATIONS
-----------------------

As of December 31, 2003, the Registrant's contractual obligations consisted of mortgage notes payable. Principal payments under the mortgage notes payable are due as follows:

For the year ending December 31,
                                2004      $   445,243
                                2005        3,677,325
                                2006          511,732
                                2007          548,635
                                2008        3,746,721
                                2009       23,844,219
                                          -----------
                                Total     $32,773,875
                                          ===========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2003, the Registrant had cash and cash equivalents of approximately $186,000, in addition to approximately $668,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $1,430,000 less then the cash, cash equivalents and deposits held in escrow as of December 31, 2002. Lower cash balances are due primarily to capital additions to the real estate properties and scheduled mortgage principal reductions, partially offset by higher cash flow from operating activities. Operations, net of an increase of approximately $77,000 of deposits held in escrow by lenders, provided approximately $516,000 of cash. Uses of cash during the year included distributions amounting to approximately $3,877,000 that were paid to Unitholders of record as of December 31, 2002. Capital additions to existing real estate properties totaled approximately $677,000 during the year, and principal reductions of approximately $415,000 were made on mortgage notes payable.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. At December 31, 2003, $3,200,000 was outstanding under the credit facility. The term of the credit facility has been extended to July 1, 2004. Borrowings bear interest at LIBOR plus 1.95%.

Total outstanding debt at December 31, 2003 consisted of approximately $29,574,000 of long-term nonrecourse first mortgage notes and $3,200,000 under the revolving credit facility, all secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $445,000 in 2004. The terms of certain mortgage notes require escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant generally has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2004, the Registrant made a distribution of $40 per Unit to Unitholders of record as of December 31, 2003. This is the sixth consecutive annual distribution since the repositioning of the portfolio in the late 1990's. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant, for the foreseeable future.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2003 VS. 2002
-------------

Total revenues decreased $1,683,000 to approximately $8,188,000 in 2003 from approximately $9,871,000 in 2002. The Registrant generated a net loss of approximately $1,528,000 in 2003 as compared with net income of approximately $15,318,000 in 2002.

The changes in total revenues and net income are the result of the changes in the composition of the portfolio that were made in 2002, as well as decreases in revenues and net income for the properties owned for the entire years of 2003 and 2002. On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in West Chester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

There were no revenues from Meadowwood Apartments in 2003, however, revenues from Meadowwood Apartments totaled approximately $1,783,000 for the period the property was owned during 2002. The decrease in revenues from Meadowwood Apartments was partially offset by additional revenues from Eagle Lake Business Center IV, which was purchased in June 2002. Revenues from the industrial flex property were approximately $466,000 higher in 2003, as the property was owned for a full year, whereas it was only owned for six and one-half months in the prior year.

Interest expense was approximately $1,725,000 lower for the year ended December 31, 2003 than 2002. In 2002, the Registrant made a yield maintenance payment of approximately $1,056,000 when the mortgage note that had been secured by Meadowwood Apartments was retired at the time the property was sold. This yield maintenance payment was included in interest expense for the year ended December 31,2002. The reduction in periodic interest payments resulting from the retirement of the loan were partially offset by additional interest that accrued as a result of additional borrowings under the secured revolving credit agreement.

For additional analysis, please refer to the discussions of the individual properties below.

Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased $44,000, to approximately $1,399,000 in 2003 from approximately $1,355,000 in 2002. Net income, which includes deductions for depreciation and mortgage interest expense, increased $20,000, to approximately $156,000 in 2003 from approximately $136,000 in 2002.

The increase in total revenues was due to a 3% increase in rental rates implemented at the property on new and renewing leases and a 21% improvement in vacancy loss, partially offset by increased concessions offered to new and renewing tenants totaling $28,000. Occupancy averaged 94.5% for 2003, which was an improvement of 3.6% over average occupancy of 90.9% in 2002. Operating expenses excluding interest expense and depreciation rose $24,000 over 2002 due to higher real estate taxes, insurance costs and professional fee expenses, partially offset by lower payroll and repair costs.

Holiday Park Apartments is located in Holiday, Florida, a city that is included in the Tampa-St. Petersburg, Florida Metropolitan Statistical Area ("MSA"). The MSA was one of the few areas in the nation that exhibited job growth during 2003 and its unemployment rate of less than 5% was below the national average estimated to be approximately 6% for 2003. Lower construction of multifamily apartment communities than levels in the previous three years and the aforementioned job growth helped keep the overall apartment vacancy rate in the MSA somewhat stable at approximately 8.5% for 2003.

Cypress Key Apartments (Orlando, Florida)
----------------------

Total revenues decreased $113,000 to approximately $2,802,000 in 2003 from approximately $2,915,000 in 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, increased $83,000 to approximately $533,000 in 2003 from approximately $450,000 in 2002.

The decrease in total revenues is due primarily to increased tenant concessions at the property of $120,000. A new apartment community built directly across from Cypress Key Apartments in 2002 continues to be very aggressive in its leasing efforts, which necessitated greater concessions on new and renewing leases. Rental rates increased a nominal 1.2% over the prior year on new and renewing leases, and average property vacancy increased slightly to 10.3% from the rate a year earlier of 9.6%. Net loss increased as a result of lower revenues in the current year offset by a decrease in expenses of $29,000. Payroll expense decreased $26,000 during the current year, reflecting longer downtime between restaffing positions and repairs and maintenance costs decreased $22,000. Insurance expense increased again in 2003 by $23,000 due to higher premiums.

The Orlando economy was estimated to have generated 14,000 new jobs in 2003 while it's unemployment rate stabilized at approximately 5% during the year. Multifamily construction in the market produced 4,700 new units, which is nearly 60% below 2000's total of nearly 12,000 units constructed and delivered. Rent increases during 2003 were estimated to have increased market wide by approximately 1.5%. Market vacancy rates were up for the third consecutive year to approximately 9% despite lower new unit deliveries reflecting increasing single-family home purchases from the low interest rate environment.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues decreased $108,000, to approximately $1,430,000 in 2003 from approximately $1,538,000 in 2002. Net income, which includes deductions for depreciation and mortgage interest expense, decreased $202,000, to approximately $105,000 in 2003 from approximately $307,000 in 2002.

The decrease in total revenues is due primarily to an increase in tenant concessions at the property of $59,000. Average occupancy decreased 2.7%, to 84.5% in 2003 from 87.2% in 2002, which reduced rental revenue $57,000. The decrease in net income was due primarily to a decrease in revenues and an increase in expenses. Payroll expense increased $19,000, due to higher staffing costs. Insurance expense increased $18,000 after the policies were renewed, reflecting an overall increase in insurance premiums. Utility expenses increased by $15,000 due to higher utility rates. Interest expense increased by $42,000 due to increased borrowings under the secured revolving credit agreement.

Halton Place Apartments is located within the Greenville-Spartanburg-Anderson, South Carolina MSA. The MSA employment base contracted at an average annual rate of 0.9% for the one-year period ended October 31, 2003 or an overall loss of 4,400 jobs. The manufacturing sector, which has been historically strong in this market, lost the most jobs due to the continued relocation trend of textile labor to overseas markets. The average occupancy rate in the market was 87.5% at the end of November 2003 reflecting a decrease of 1.8% from the prior year occupancy rate of 89.3%. The decrease reflects the continuing trend of single-family home buying and newly constructed apartment communities entering the market.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues decreased $155,000, to approximately $1,682,000 in 2003 from approximately $1,837,000 in 2002. Net loss, which includes deductions for depreciation and mortgage interest expense, increased $175,000, to approximately $296,000 in 2003 from approximately $121,000 in 2002.

Average occupancy for the current year decreased 6.3% from 93.0% to 86.7%, although base rents were approximately 1.5% or $30,000 higher than the previous year. In addition, tenant concessions were significantly higher in 2003, which reduced revenues $60,000. The increase in net loss is due to the aforementioned decrease in revenues, increases in real estate taxes of $23,000 and insurance expense of $17,000, and partially offset by savings in repairs and maintenance and property management fees.

While some research reports indicate that the St. Louis MSA has weathered the nationwide economic slowdown better than most Midwestern markets, the area is still experiencing job losses. Through the end of 2003, job losses were reported to be 1%, or 11,300 jobs, primarily from the decline of airline activity from the sale of TWA to American Airlines in 2001 and continuing manufacturing sector job losses. This is the third consecutive year of reported job losses in the MSA. As with many markets across the nation, single-family home buying activity continues to negatively impact occupancy and rent levels in St. Louis. Reported market vacancy at December 31, 2003 was 5.2% as compared with 5.6% for the year earlier.


Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

On June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property located in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction. (Refer also to Footnotes 3 and 4 of the Consolidated Financial Statements.)

Total revenues for 2003 were approximately $861,000 as compared with $395,000 for the period of ownership during 2002. Net income, which includes deductions for depreciation expense, was approximately $440,000 for 2003 as compared with $212,000 for the period of ownership in 2002. Total revenue for 2003 and 2002 respectively was comprised of rental income of approximately $547,000 and $302,000, respectively, and escalation income of approximately $313,000 and $93,000, respectively. Expenses for 2003 and 2002 related primarily to real estate taxes of approximately $177,000 and $53,000, respectively, depreciation expense of approximately $110,000 and $64,000, respectively, and other property operating expenses of $133,000 and $65,000 respectively.

Eagle Lake Business Center IV is an office/showroom industrial property located in the northwest Minneapolis, Minnesota suburb of Maple Grove. The Twin Cities economy, which includes St. Paul, showed no change in the unemployment rate as of December 31, 2003 from year-earlier levels of 4.1%, which was well below the national average of approximately 6%. Leasing activity for office/showroom space in the Northwest Minneapolis submarket has shown signs of improvement during 2003 as seen by an improvement in the market vacancy rate from 13.5% in June 2003 to 11.5% in December 2003. New construction has also slowed as only 375,000 square feet of industrial space was in development during the first half of 2003 as compared with the construction of 19 million square feet of industrial space in the previous six years.


Investment in Joint Venture
---------------------------

On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments in West Chester, Pennsylvania. Waterview Apartments comprises 203 apartment units and 6,000 square feet of commercial space. (Refer also to Footnotes 4 and 5 of the Consolidated Financial Statements.)

Equity in net loss of joint venture for 2003 was approximately $239,000 as compared with $93,000 for the period of ownership in 2002. Equity in net loss of joint venture is net of the Registrant's portion of deductions for depreciation of approximately $364,000 and $236,000, for the year ended December 31, 2003 and the period of ownership ended December 31, 2002, respectively.

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


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which borrowings bear interest at rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the year ended December 31, 2003, a 1% change in LIBOR would impact the Registrant's annual net income and cash flows by approximately $25,600.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

None.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

(a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b) There have been no changes in the Registrant's internal controls during the year ended December 31, 2003 that could significantly affect those controls subsequent to the date of evaluation.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         61       President & Director

         Michael J. Weinberger     68       Director

         Millie C. Cassidy         58       Director

         David Weiner              68       Director

         Elizabeth B. Longo        52       Treasurer

         Anita Breslin             47       First Vice President

         Jacques Lewis             54       Vice President

         Martin Cawley             47       Vice President

         George N. Tietjen         43       Vice President

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

Mr. Tietjen joined the general partner in 1990 and serves as its principal accounting officer. He is a certified public accountant with over 22 years of real estate related financial, accounting and reporting experience.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------
The Registrant has no executive officers or directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 2003, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b) As of December 31, 2003, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,499.75 Units of Limited Partnership Interest, representing 19.35% of the outstanding number of Units on December 31, 2003. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on August 28, 2003, when the total number of Units held reached 19% of the outstanding number of Units.

(c) During the year ended December 31, 2003, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $711,984, $794,498, and $826,453 for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2003, 2002 or 2001.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $600,677, $689,131, and $826,641 in 2003, 2002, and 2001, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $25,824, $47,580, and $84,645 in 2003, 2002, 2001,
respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 9 in the consolidated financial statements.

                                    PART IV
                                    -------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

1. Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $150,000 and $129,500 for the years ended December 31, 2003 and 2002, respectively.

2. Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3. Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $20,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively. This work included reviewing year-end tax projections as well as the Registrant's tax returns prepared by the Registrant for the respective years.

4. All Other Fees. No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5. (i) The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of the partnership. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.

6.   Not Applicable.

7.   Not Applicable.

8.   Not Applicable.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT
         -----------------------------
         SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------

(a) (1) Financial statements - The Registrant's 2003 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

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


                                          SB PARTNERS
                                          -----------

                                      By: SB PARTNERS REAL ESTATE CORPORATION
                                          -----------------------
                                          GENERAL PARTNER


April 14, 2004                            /s/ John H. Streicker
                                          --------------------------
                                      By: John H. Streicker
                                          President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                             Position                       Date
---------                             --------                       ----

/s/ John H. Streicker          Chief Executive Officer
---------------------                and Director                April 14, 2004
John H. Streicker



/s/ Elizabeth B. Longo         Chief Financial Officer
----------------------      (Principal Financial Officer)        April 14, 2004
Elizabeth B. Longo



/s/ George N. Tietjen              Vice President
-------------------------   (Principal Accounting Officer)       April 14, 2004
George N. Tietjen III

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John H. Streicker, certify that:

(1)      I have reviewed this annual report on Form 10-K of SB Partners;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)() and 15d-15(e)()) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: April 14, 2004                                /s/ John H. Striecker
                                                    ---------------------
                                                    John H. Streicker
                                                    President

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Elizabeth B. Longo, certify that:

(1)      I have reviewed this annual report on Form 10-K of SB Partners;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and 15d-15(e)(4)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting;

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date wihin 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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



Date: April 14, 2004                                /s/ Elizabeth B. Longo
                                                    ----------------------
                                                    Elizabeth B. Longo
                                                    Chief Financial Officer

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Streicker, certify that:
      (1) the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



Date: April 14, 2004                                /s/ John H. Streicker
                                                    ---------------------
                                                    John H. Streicker
                                                    President



     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Elizabeth B. Longo, certify that:

      (1) the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



Date: April 14, 2004                                /s/ Elizabeth B. Longo
                                                    ----------------------
                                                    Elizabeth B. Longo
                                                    Chief Financial Officer

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

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                 ----------------------------------------------
                    SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                    -----------------------------------------

Independent Auditors' Report - Deloitte & Touche LLP..........................28

Report of Independent Public Accountants - Arthur Andersen LLP................29

Balance Sheets as of December 31, 2003 and 2002...............................30

Statements of Operations
       for the years ended December 31, 2003, 2002 and 2001...................31

Statements of Changes in Partners' Capital
       for the years ended December 31, 2003, 2002 and 2001...................32

Statements of Cash Flows
       for the years ended December 31, 2003, 2002 and 2001...................33

Notes to Financial Statements............................................34 - 40

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation
       December 31, 2003.................................................41 - 42

                         INDEPENDENT AUDITORS' REPORT


To the Partners of SB Partners:


       We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements and financial statement schedules of the Partnership for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on that consolidated financial statement and financial statement schedules in their report dated January 30, 2002.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP


New York, New York
March 25, 2004

The following audit report of Arthur Andersen LLP ("Arthur Andersen") is a copy of the original report dated January 30, 2002 previously issued by Arthur Andersen in connection with the audit of the Partnership's consolidated financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen as they have ceased operations. The Partnership is including this copy of the Arthur Andersen audit report pursuant to Rule 2-02(e) of regulation S-X under the Securities Act of 1933, as amended.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of SB Partners:

       We have audited the accompanying consolidated balance sheets of SB Partners (a New York limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

New York, New York
January 30, 2002



                                        SB PARTNERS
                                        -----------
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                                            December 31,
                                                         2003           2002
                                                     ---------------------------
ASSETS:
  Investments -
    Real estate, at cost
      Land                                           $ 5,780,842     $ 5,780,842
      Buildings, furnishings and improvements         56,233,849      55,557,251
      Less - accumulated depreciation                 (8,777,534)     (7,166,894)
                                                     -----------     -----------
                                                      53,237,157      54,171,199

  Investment in joint venture                          3,100,596       3,385,182
                                                     -----------     -----------
                                                      56,337,753      57,556,381
  Other assets -
    Cash and cash equivalents                            186,390       1,693,069
    Cash held by lenders in escrow                       667,561         590,631
    Other                                                619,006         668,275
                                                     -----------     -----------
          Total assets                               $57,810,710     $60,508,356
                                                     ===========     ===========
LIABILITIES:
  Mortgage notes payable                             $32,773,875     $30,239,203
  Accounts payable and accrued expenses                  857,312         712,056
  Tenant security deposits                               272,302         245,221
                                                     -----------     -----------
          Total liabilities                           33,903,489      31,196,480
                                                     -----------     -----------

PARTNERS' CAPITAL:
  Units of partnership interest without par value;
     Limited partners - 7,753 units                   23,922,573      29,326,531
     General partner - 1 unit                            (15,352)        (14,655)
                                                     -----------     -----------
          Total partners' capital                     23,907,221      29,311,876
                                                     -----------     -----------
          Total liabilities and partners' capital    $57,810,710     $60,508,356
                                                     ===========     ===========

                   See notes to consolidated financial statements.


                                             SB PARTNERS
                                             -----------
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                                     For The Years Ended December 31,
                                                     2003           2002          2001
                                                 -----------     -----------  -----------
Revenues:
   Rental income                                 $ 7,459,419     $ 9,254,574  $12,267,295
   Other rental income                               720,208         576,112      585,077
   Interest on short-term investments                  8,282          40,227       35,866
                                                 -----------     -----------  -----------
     Total revenues                                8,187,909       9,870,913   12,888,238
                                                 -----------     -----------  -----------
Expenses:
   Real estate operating expenses                  3,742,091       4,434,546    5,109,704
   Interest on mortgage notes payable              2,175,439       3,900,873    3,705,511
   Depreciation and amortization                   1,677,294       1,679,854    2,150,121
   Real estate taxes                                 978,557         945,169    1,127,689
   Management fees                                   711,984         794,498      826,453
   Other                                             191,457         185,700      277,642
                                                 -----------     -----------  -----------
     Total expenses                                9,476,822      11,940,640   13,197,120
                                                 -----------     -----------  -----------
Loss from operations                              (1,288,913)     (2,069,727)    (308,882)

Equity in net loss of joint venture                 (238,992)        (92,798)           0

Net gain on sale of investment in real estate
 property, including $379,725 net gain
   on sale of water rights                                 0      17,480,880            0
                                                 -----------     -----------  -----------
Net income (loss)                                 (1,527,905)     15,318,355     (308,882)

   Income (loss) allocated to general partner           (197)          1,976          (40)
                                                 -----------     -----------  -----------
   Income (loss) allocated to limited partners   $(1,527,708)    $15,316,379  $  (308,842)
                                                 ===========     ===========  ===========

Net Income (Loss)
 Per Unit of Limited Partnership Interest        $      (197)    $     1,976  $       (40)
(Basic and Diluted)                              ===========     ===========  ===========


  Weighted Average Number of Units of Limited
         Partnership Interest Outstanding              7,753           7,753        7,753
                                                 ===========     ===========  ===========

                        See notes to consolidated financial statements.



                                                        SB PARTNERS
                                                        -----------
                                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  -------------------------------------------------------
                                   For The Years Ended December 31, 2003, 2002, and 2001
                                   -----------------------------------------------------

Limited Partners:

                                                     Units of
                                                    Partnership
                                                     Interest                  Cumulative          Accumulated
                                              ------------------------            Cash              Earnings
                                              Number         Amount           Distributions         (Losses)             Total
                                              ------      ------------        -------------       ------------        -----------
Balance, January 1, 2001                      7,753       $119,968,973        $ (99,395,111)       $(4,704,368)       $15,869,494
    Cash distributions                            0                  0             (775,250)                 0           (775,250)
    Net loss for the year                         0                  0                    0           (308,842)          (308,842)
                                              -----       ------------        -------------        -----------        -----------
Balance, December 31, 2001                    7,753        119,968,973         (100,170,361)        (5,013,210)        14,785,402
    Cash distributions                            0                  0             (775,250)                 0           (775,250)
    Net income for the year                       0                  0                    0         15,316,379         15,316,379
                                              -----       ------------        -------------        -----------        -----------
Balance, December 31, 2002                    7,753        119,968,973         (100,945,611)        10,303,169         29,326,531
    Cash distributions                            0                  0           (3,876,250)                 0         (3,876,250)
    Net loss for the year                         0                  0                    0         (1,527,708)        (1,527,708)
                                              -----       ------------        -------------        -----------        -----------
Balance, December 31, 2003                    7,753       $119,968,973        $(104,821,861)       $ 8,775,461        $23,922,573
                                              =====       ============        =============        ===========        ===========


General Partner:

                                                     Units of
                                                    Partnership
                                                     Interest                  Cumulative          Accumulated
                                              ------------------------            Cash              Earnings
                                              Number            Amount        Distributions         (Losses)             Total
                                              ------           -------        -------------       ------------        -----------
Balance, January 1, 2001                          1            $10,000             $(24,774)           $(1,617)          $(16,391)
    Cash distributions                            0                  0                 (100)                 0               (100)
    Net loss for the year                         0                  0                    0                (40)               (40)
                                               ----            -------             --------            -------           --------
Balance, December 31, 2001                        1             10,000              (24,874)            (1,657)           (16,531)
    Cash distributions                            0                  0                 (100)                 0               (100)
    Net income for the year                       0                  0                    0              1,976              1,976
                                               ----            -------             --------            -------           --------
Balance, December 31, 2002                        1             10,000              (24,974)               319            (14,655)
    Cash distributions                            0                  0                 (500)                 0               (500)
    Net loss for the year                         0                  0                    0               (197)              (197)
                                               ----            -------             --------            -------           --------
Balance, December 31, 2003                        1            $10,000             $(25,474)           $   122           $(15,352)
                                               ====            =======             ========            =======           ========



                                               See notes to consolidated financial statements.

                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ------------------------------------
                                                                   For the years Ended December 31,
                                                              -----------------------------------------
                                                                  2003           2002           2001
                                                              -----------    ------------    ----------
Cash Flows From Operating Activities:
 Net income (loss)                                            $(1,527,905)   $ 15,318,355    $ (308,882)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Net gain on sale of investment in real estate property,
         including net gain on sale of water rights                     0     (17,480,880)            0
    Equity in net loss of joint venture                           238,992          92,798             0
    Distributions received from joint venture                      50,000               0             0
    Depreciation and amortization                               1,677,294       1,679,854     2,150,121
    Net (increase) decrease in operating assets                   (94,315)        788,992      (280,531)
    Net increase (decrease) in operating liabilities              172,337        (132,509)       65,153
                                                              -----------    ------------    ----------
         Net cash provided by operating activities                516,403         266,610     1,625,861
                                                              -----------    ------------    ----------

Cash Flows From Investing Activities:
     Proceeds from sale of investment in
       real estate property, including sale of water rights             0      31,389,975             0
     Acquisition of real estate property                                0      (4,713,385)            0
     Investment in joint venture                                   (4,406)     (3,477,980)            0
     Capital additions to real estate owned                      (676,598)       (723,782)     (879,547)
                                                              -----------    ------------    ----------
         Net cash provided by (used in) investing activities     (681,004)     22,474,828      (879,547)
                                                              -----------    ------------    ----------
Cash Flows From Financing Activities:
     Retirement of mortgage note payable                                0     (19,591,390)            0
     Repayments of borrowings under revolving
        credit facility                                                 0      (4,500,000)            0
     Borrowings under revolving credit facility                 2,950,000       3,750,000     1,000,000
     Principal payments on mortgage notes payable                (415,328)       (565,658)     (767,035)
     Distributions paid to partners                            (3,876,750)       (775,350)     (775,350)
     Increase in deferred financing costs                               0               0       (44,589)
                                                              -----------    ------------    ----------
         Net cash used in financing activities                 (1,342,078)    (21,682,398)     (586,974)
                                                              -----------    ------------    ----------
Net increase (decrease) in cash and cash equivalents           (1,506,679)      1,059,040       159,340
   Cash and cash equivalents at beginning of year               1,693,069         634,029       474,689
                                                              -----------    ------------    ----------
   Cash and cash equivalents at end of year                   $   186,390    $  1,693,069    $  634,029
                                                              ===========    ============    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                    $ 2,175,439    $  3,963,237    $3,697,390
                                                              ===========    ============    ==========


                                     See notes to consolidated financial statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of the properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                           Buildings and improvements     5 to 40 years
                           Furnishings                    5 to 7 years
             Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value less costs to sell. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2003 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer charged to the books.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership exercises significant influence, but not control, over the joint venture.

         (h) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases with tenants. Tenant leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (i) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (j) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (k) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (l) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (m) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement").
             The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, Meadowwood Apartments, which was held for sale in 2001, is reflected in these consolidated financial statements in accordance with SFAS No. 121, and is not shown as discontinued operations.
         (n) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 was mandatory as of January 1, 2003, management elected to adopt SFAS No. 145 in 2002 (See Note 4).
         (o) In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In
             May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The adoption of these accounting pronouncements did not have a material affect on the Partnership's financial position or results of operations. In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was amended by FIN 46 (R) in December 2003. The Partnership does not believe the adoption of FIN 46 (R) will have a material affect on its financial position or results of operations.
         (p) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $711,984, $794,498, and $826,453 for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2003, 2002 or 2001.


(3) INVESTMENTS IN REAL ESTATE
         As of December 31, 2003 and 2002, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2003 and 2002:

                                                                       Real Estate at Cost
                         No.of    Year of                           -------------------------
Type                     Prop.  Acquisition   Description           12/31/03         12/31/02
----                     -----  -----------  -------------          --------         --------
Residential properties     4      1991-99     1,042 Apts.         $57,208,641      $56,539,616
Industrial flex property   1      2002        60,345 sf             4,761,663        4,754,090
Undeveloped land           1      1978        13.9 Acres               44,387           44,387
                                                                  -----------      -----------
Total cost                                                         62,014,691       61,338,093
Less: accumulated depreciation                                     (8,777,534)      (7,166,894)
                                                                  -----------      -----------
Net book value                                                    $53,237,157      $54,171,199
                                                                  ===========      ===========

(4) REAL ESTATE TRANSACTIONS
         In February 2002, the Partnership sold the water rights at Meadowwood Apartments for $389,725. As there was no identifiable cost basis for the rights, the receipt, net of costs incurred in the transaction, was recognized as income and is a component of gain on sale of investment in real estate property on the accompanying consolidated statements of operations.

         On April 30, 2002, the Partnership purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments located in West Chester, Pennsylvania. The Partnership paid approximately $3,270,000 in cash for this non-controlling interest. (See also Footnote 5.)

         On May 9, 2002, the Partnership sold Meadowwood Apartments in Reno, Nevada for $31,350,000 in an all cash transaction. The proceeds from the sale were used, in part, to retire the mortgage note of approximately $19,600,000 that had been secured by the property. In accordance with SFAS No. 145, the Partnership included the yield maintenance payment on the mortgage note, approximately $1,056,000, in interest expense in the consolidated statement of operations for the year ended December 31, 2002. The sale of Meadowwood Apartments resulted in a net gain for financial reporting purposes of approximately $17,100,000.

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

         The following are the condensed financial statements (000's omitted) of the joint venture as of and for the year ended December 31, 2003 and as of and for the period from April 30, 2002 (date of purchase) through December 31, 2002:

                                      BALANCE SHEETS
                                                         2003          2002
                                                         ----          ----
            Investment in real estate, net             $ 17,826      $ 18,235
            Current assets                                  521           445
            Mortgage note payable                       (14,012)      (14,145)
            Current liabilities                            (418)         (281)
                                                       --------      --------
            Venturers' capital                         $  3,917      $  4,254
                                                       ========      ========

                                 STATEMENTS OF OPERATIONS

            Rent and other income                      $  2,825      $  1,992
            Real estate operating expenses,
                before depreciation and amortization     (2,658)       (1,804)
            Depreciation and amortization                  (485)         (314)
                                                       --------      --------
            Net loss                                   $   (318)     $   (126)
                                                       ========      ========

(6) MORTGAGE NOTES PAYABLE
       Mortgage notes payable consist of the following non-recourse first liens:

                                                                               Net Carrying Amount
                                            Annual                                 December 31,
                    Interest  Maturity    Installment     Amount Due      ----------------------------
Property              Rate       Date     Payments(a)     at Maturity         2003             2002
------------------------------------------------------------------------------------------------------
Halton Place(b)       3.390%     09/05  Interest Only     $ 3,200,000     $ 3,200,000      $   250,000

Holiday Park          6.895%     02/08        300,169       3,277,785       3,526,935        3,581,850

Cypress Key           6.605%     01/09      1,322,707      14,772,418      16,167,261       16,413,232

Le Coeur du Monde     7.805%     10/09        890,447       9,075,763       9,879,679        9,994,121
                                                                          -----------      -----------
                                                                          $32,773,875      $30,239,203
                                                                          ===========      ===========

(a) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $445,243 for 2004; $3,677,325 for 2005; $511,732 for 2006; $548,635 for 2007; $3,746,721 for 2008 and
$23,844,219 thereafter.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The credit facility was for a term of two years, which has been extended to September 1, 2005. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of December 31, 2003, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(7)      QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                  Net Income         Earnings
                                    Revenues         (Loss)           Per Unit
                                   ----------     -----------        ---------
Year Ended December 31, 2003
----------------------------
First Quarter                      $2,070,943     $  (346,829)      $  (44.73)
Second Quarter                      1,998,333        (401,974)         (51.84)
Third Quarter                       2,080,358        (340,967)         (43.98)
Fourth Quarter                      2,038,275        (438,135)         (56.51)

Year Ended December 31, 2002
----------------------------
First Quarter                      $3,225,698      $   441,415       $   56.93
Second Quarter                      2,508,351       15,670,352        2,021.07
Third Quarter                       2,110,526         (222,868)         (28.74)
Fourth Quarter                      2,026,338         (570,544)         (73.59)

Net income in the second quarter of 2002 includes a $17,100,000 gain on sale of Meadowwood Apartments and a $1,056,000 yield maintenance payment required upon retirement of the associated mortgage note payable.

(8) FEDERAL INCOME TAX INFORMATION
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                     For the Years Ended December 31,
                                                                    2003          2002          2001
                                                                -----------    -----------    ---------
Net income (loss) for financial reporting purposes              $(1,527,905)   $15,318,355    $(308,882)
Adjustment to net gain on sale of investment in real estate
   property to reflect differences between tax and financial
   reporting bases of assets and liabilities sold                         0      6,837,298            0
Difference between tax and financial statement equity in net
   loss of joint venture                                           (175,056)         1,113            0
Difference between tax and financial statement depreciation         (70,510)      (179,218)     308,244
                                                                -----------    -----------    ---------
Net income (loss) for Federal income tax reporting purposes     $(1,773,471)   $21,977,548    $    (638)
                                                                ===========    ===========    =========

Net ordinary loss
  for Federal income tax reporting purposes:                    $(1,773,471)   $(2,340,630)   $    (638)
Net capital (Sec. 1231) gain
  for Federal income tax reporting purposes:                              0     24,318,178            0
                                                                -----------    -----------    ---------
Net income (loss) for Federal income tax reporting purposes     $(1,773,471)   $21,977,548    $    (638)
                                                                ===========    ===========    =========
Weighted average number of units of limited partnership
  interest outstanding                                                7,753          7,753        7,753
                                                                ===========    ===========    =========

         As of December 31, 2003 and 2002, the tax bases of the Partnership's assets and liabilities were approximately $59,953,099 and $62,394,000 of assets, and $34,417,097 and $31,196,000 of liabilities, respectively.


(9) MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2003, 2002 and 2001 such billings to the partnership amounted to $600,677, $689,131, and $826,641, respectively, and are included in real estate operating expenses.

         In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. For its services, the affiliate is paid an annual fee, which aggregated $25,824, $47,580, and $84,645 in 2003, 2002, 2001, respectively, and is based upon the trust company's standard rate schedule.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Partnership's financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $31,542,142 and $31,519,331 at December 31, 2003 and 2002,
         respectively.


(11) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial position or results of operations.

         The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex property to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2003 are $520,977 for 2004; $446,706 for 2005; $446,706 for 2006; $446,706 for 2007; and $73,167
         for 2008.


(12)     SUBSEQUENT EVENT
         On March 1, 2004, the Partnership made a distribution of $40 per unit, totaling $310,140, to Unitholders of record as of December 31, 2003.

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 2003
                  Column A                     Column B                    Column C                     Column D
                                                                Initial Cost to the Registrant            Costs
                                                              -----------------------------------      Capitalized
                                                                        Buildings and                 Subsequent to
                Description                  Encumbrances      Land      Improvements     Total        Acquisition
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)            $ 3,526,935     $  458,342   $ 4,043,354   $ 4,501,696      $1,154,303
   Orlando (Cypress Key)                      16,167,261      2,260,000    20,404,725    22,664,725       1,118,000
  South Carolina -
   Greenville (Halton Place)                   3,200,000      1,260,000    11,364,343    12,624,343       1,062,200
  Missouri -
   St. Louis (Le Coeur du Monde)               9,879,679      1,332,500    12,039,635    13,372,135         755,626
                                             -----------     ----------   -----------   -----------      ----------
                                              32,773,875      5,310,842    47,852,057    53,162,899       4,090,129

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove
     (Eagle Lake Business Center IV)             n/a            470,000     4,243,385     4,713,385          48,278
                                             -----------     ----------   -----------   -----------      ----------
                                             $32,773,875     $5,780,842   $52,095,442   $57,876,284      $4,138,407
                                             ===========     ==========   ===========   ===========      ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2003

                  Column A                                  Column E                      Column F
                                                              Gross
                                                         amount at which
                                                        Carried at End of
                                                        Year (Notes a & c)
                                             ----------------------------------------   Accumulated
                                                           Buildings and                Depreciation
                Description                     Land        Improvements     Total     (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)            $  458,342     $ 5,197,657   $ 5,655,999    $2,471,208
   Orlando (Cypress Key)                      2,260,000      21,522,725    23,782,725     3,035,706
  South Carolina -
   Greenville (Halton Place)                  1,260,000      12,426,543    13,686,543     1,645,102
  Missouri -
   St. Louis (Le Coeur du Monde)              1,332,500      12,795,261    14,127,761     1,451,568
                                             ----------     -----------   -----------    ----------
                                              5,310,842      51,942,186    57,253,028     8,603,584

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove
     (Eagle Lake Business Center IV)            470,000       4,291,663     4,761,663       173,950
                                             ----------     -----------   -----------    ----------
                                             $5,780,842     $56,233,849   $62,014,691    $8,777,534
                                             ==========     ===========   ===========    ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2003

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



INDUSTRIAL FLEX
Minnesota -
   Maple Grove
     (Eagle Lake Business Center IV)             2000         Jun 2002       7 to 39 years


     NOTES TO SCHEDULE III:
                                                                2003          2002          2001
                                                            -----------   -----------   -----------
 (a) Reconciliation of amounts shown in Column E:
       Balance at beginning of year                         $61,338,093   $69,810,021   $69,572,785
       Additions -

         Acquisitions                                                 0     4,713,385             0
         Cost of improvements                                   676,598       723,782       879,547

       Deductions -
         Sales                                                        0   (13,909,095)            0
         Reclass accumulated depreciation
           of real estate asset held for sale                         0             0      (642,311)
                                                            -----------   -----------   -----------
       Balance at end of year                               $62,014,691   $61,338,093   $69,810,021
                                                            ===========   ===========   ===========

 (b) Reconciliation of amounts shown in Column F:
       Balance at beginning of year                         $ 7,166,894   $ 5,641,349   $ 4,227,425
       Additions -
         Depreciation expense for year                        1,610,640     1,525,545     2,056,235

       Deductions -
         Reclass accumulated depreciation
           of real estate asset held for sale                         0             0      (642,311)
                                                            -----------   -----------   -----------
       Balance at end of year                               $ 8,777,534   $ 7,166,894   $ 5,641,349
                                                            ===========   ===========   ===========
 (c) Aggregate cost basis for Federal
       income tax reporting purposes                        $62,208,559   $61,531,952   $87,812,859
                                                            ===========   ===========   ===========
 (d) Accumulated depreciation for Federal
       income tax reporting purposes                        $ 8,870,403   $ 7,189,253   $30,130,243
                                                            ===========   ===========   ===========