Form 10-Q
period 2004-03-31
SB PARTNERS
filed 2004-05-17
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004
                                           -------------------------------------

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

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             13-6294787
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                          10020
---------------------------------------                -------------------------
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

                                 Not Applicable
                                 --------------

                                   SB PARTNERS

                                      INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             March 31, 2004 and December 31, 2003.............................1

         Consolidated Statements of Operations
             for the three months ended March 31, 2004 and 2003...............2

         Consolidated Statements of Changes in Partners' Capital
             for the three months ended March 31, 2004........................3

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2004 and 2003...............4

         Notes to Consolidated Financial Statements.......................5 - 8

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............9 - 14

         Quantitative and Qualitative Disclosures about Market Risk..........15

         Controls and Procedures.............................................15

Part II

         Other Information...................................................15

         Signatures..........................................................16

         Exhibit 31.....................................................17 - 18

         Exhibit 32..........................................................19

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                     CONSOLIDATED BALANCE SHEETS(Unaudited)
                      March 31, 2004 and December 31, 2003
              -----------------------------------------------------
                                                   March 31,        December 31,
                                                     2004               2003
                                                  -----------       ------------
Assets:
 Investments -
  Real estate, at cost
   Land                                           $ 5,780,842       $ 5,780,842
   Buildings, furnishings and improvements         56,341,428        56,233,849
   Less - accumulated depreciation                 (9,171,335)       (8,777,534)
                                                  -----------       -----------
                                                   52,950,935        53,237,157

 Investment in joint venture                        2,989,554         3,100,596
                                                  -----------       ------------
                                                   55,940,489        56,337,753
 Other assets -
  Cash and cash equivalents                           251,177           186,390
  Cash held by lenders in escrow                      806,098           667,561
  Other                                               546,876           619,006
                                                  -----------       ------------
     Total assets                                 $57,544,640       $57,810,710
                                                  ===========       ============
Liabilities:
 Mortgage notes payable                           $33,365,450       $32,773,875
 Accounts payable and accrued expenses                718,317           857,312
 Tenant security deposits                             235,944           272,302
 Deferred revenue                                      30,000                 0
                                                  -----------       ------------
     Total liabilities                             34,349,711        33,903,489
                                                  -----------       ------------

Partners' Capital:
 Units of partnership interest without par value;
  Limited partners - 7,753 units                   23,210,373        23,922,573
  General partner - 1 unit                            (15,444)          (15,352)
                                                  -----------       ------------
     Total partners' capital                       23,194,929        23,907,221
                                                  -----------       ------------
     Total liabilities and partners' capital      $57,544,640       $57,810,710
                                                  ===========       ============

                 See notes to consolidated financial statements.


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                -------------------------------------------------
                                                      For The Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                     2004               2003
                                                  -----------       ------------
Revenues:
 Base rental income                               $1,892,571        $ 1,917,907
 Other rental income                                 194,768            148,286
 Interest on short-term investments                    2,235              4,750
                                                  -----------       ------------
   Total revenues                                  2,089,574          2,070,943
                                                  -----------       ------------
Expenses:
 Real estate operating expenses                      982,850            896,537
 Interest on mortgage notes payable                  545,317            538,402
 Depreciation and amortization                       407,259            418,993
 Real estate taxes                                   248,107            254,802
 Management fees                                     176,728            176,533
 Other                                                20,423             11,489
                                                  -----------       ------------
   Total expenses                                  2,380,684          2,296,756
                                                  -----------       -----------
Loss from operations                                (291,110)          (225,813)

Equity in net loss of joint venture                 (111,042)          (121,016)
                                                  -----------       ------------
Net loss                                            (402,152)          (346,829)

 Loss allocated to general partner                       (52)               (45)
                                                  -----------       ------------
 Loss allocated to limited partners               $ (402,100)       $  (346,784)
                                                  ===========       ============
Net Loss Per Unit of Limited Partnership Interest
 (Basic and Diluted)                              $   (51.86)       $    (44.73)
                                                  ===========       ============

Weighted Average Number of Units of Limited
 Partnership Interest Outstanding                       7,753             7,753
                                                  ===========       ============












                 See notes to consolidated financial statements.



                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  PARTNERS' CAPITAL For the three months ended
                           March 31, 2004 (Unaudited)
            --------------------------------------------------------

 Limited Partners:
                                 Units of
                                Partnership
                                 Interest           Cumulative      Accumulated
                                -----------            Cash          Earnings
                           Number      Amount      Distributions     (Losses)        Total
                           ------   ------------   --------------   -----------   ------------
Balance, January 1, 2004   7,753    $119,968,973   $(104,821,861)   $8,775,461    $23,922,573
 Cash distributions            0               0        (310,100)            0       (310,100)
 Net loss                      0               0               0      (402,100)      (402,100)
                           -----    ------------   -------------    -----------   -----------
Balance, March 31, 2004    7,753    $119,968,973   $(105,131,961)   $ 8,373,361   $23,210,373
                           =====    ============   =============    ===========   ===========

 General Partner:
                                 Units of
                                Partnership
                                 Interest           Cumulative      Accumulated
                                -----------            Cash          Earnings
                           Number      Amount      Distributions     (Losses)        Total
                           ------   ------------   --------------   ------------  ------------
Balance, January 1, 2004       1    $     10,000   $     (25,474)   $      122    $   (15,352)
 Cash distributions            0               0             (40)            0            (40)
 Net loss                      0               0               0           (52)           (52)
                           -----    ------------   -------------    -----------   -----------
Balance, March 31, 2004        1    $     10,000   $     (25,514)   $       70    $   (15,444)
                           =====    ============   =============    ===========   ===========


                 See notes to consolidated financial statements.

                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                      For the Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2004          2003
                                                       -----------   -----------
Cash Flows From Operating Activities:
 Net loss                                              $  (402,152) $  (346,829)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Equity in net loss of joint venture                     111,042      121,016
   Depreciation and amortization                           407,259      418,993
   Net increase in operating assets                        (79,865)    (123,122)
   Net decrease in operating liabilities                  (145,353)     (41,678)
                                                       -----------  ------------
   Net cash provided by (used in) operating activities    (109,069)      28,380
                                                       -----------  ------------

Cash Flows From Investing Activities:
   Additions to real estate owned                         (107,579)     (78,624)
   Investment in joint venture                                   0       (4,407)
                                                       -----------  ------------
   Net cash used in investing activities                  (107,579)     (83,031)
                                                       -----------  ------------

Cash Flows From Financing Activities:
   Borrowings under revolving credit facility              700,000    2,750,000
   Principal payments on mortgage notes payable           (108,425)    (101,141)
   Distributions paid to partners                         (310,140)  (3,876,750)
                                                       -----------  ------------
   Net cash provided by (used in) financing activities     281,435   (1,227,891)
                                                       -----------  ------------

Net increase(decrease) in cash and cash equivalents         64,787   (1,282,542)
   Cash and cash equivalents at beginning of period        186,390    1,693,069
                                                       -----------  ------------

   Cash and cash equivalents at end of period          $   251,177  $   410,527
                                                       ===========  ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest            $   545,316  $   538,402
                                                       ===========  ============


                 See notes to consolidated financial statements.

SB PARTNERS
Unaudited Notes to Consolidated Financial Statements

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

         The consolidated financial statements included herein are unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

         The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a)    The accompanying consolidated financial statements include the
                accounts of SB Partners and its wholly owned subsidiaries.   All
                significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
(d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at March 31, 2004 is estimated to be fully realizable.

         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
         (h) Deferred revenue represents amounts received under a laundry contract that are recognized as earned over the contract period.
         (i) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases. Leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (j) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require that the purchaser maintain minimum levels of initial and continuing investment, and that certain other tests be met, prior to the full recognition of profit at the time of the sale.
         (k) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (l) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during the periods presented.
         (m) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (n) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet. However, long-lived assets classified as held for sale prior to the initial application of the Statement are required to continue to be accounted for in accordance with SFAS No. 121.
         (o) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 became mandatory as of January 1, 2003, management adopted SFAS No. 145 prior to that date.
         (p) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) INVESTMENTS IN REAL ESTATE
         As of March 31, 2004, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2004 and December 31, 2003:

                                                               Real Estate at Cost
                         No.of    Year of                  ---------------------------
Type                     Prop.  Acquisition  Description     3/31/04        12/31/03
----                     -----  -----------  ------------  -----------     -----------
Residential properties    4       1991-99     1,042 Apts.  $57,316,220   $57,208,641
Industrial flex property  1       2002        60,345 sf      4,761,663     4,761,663
Undeveloped land          1       1978        13.9 Acres        44,387        44,387
                                                           -----------   -----------
Total cost                                                  62,122,270    62,014,691
Less: accumulated depreciation                              (9,171,335)   (8,777,534)
                                                           -----------   -----------
Net book value                                             $52,950,935   $53,237,157
                                                           ===========   ===========

(3) MORTGAGE NOTES PAYABLE
    Mortgage notes payable consist of the following non-recourse first liens:

                                                                             Net Carrying Amount
                                           Annual                       March 31,    December 31,
                   Interest   Maturity   Installment    Amount Due     ----------    ------------
Property             Rate       Date     Payments(a)    at Maturity       2004           2003
-------------------------------------------------------------------------------------------------
Halton Place(b)     3.050%     09/05     Interest Only   $ 3,900,000   $ 3,900,000   $ 3,200,000

Holiday Park        6.895%     02/08     $  300,169        3,277,785     3,512,606     3,526,935

Cypress Key         6.605%     01/09      1,322,707       14,772,418    16,103,194    16,167,261

Le Coeur du Monde   7.805%     10/09        890,447        9,075,763     9,849,650     9,879,679
                                                                       -----------   -----------
                                                                       $33,365,450   $32,773,875
                                                                       ===========   ===========

(a)      Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which is secured by Halton Place Apartments. The term of the agreement has been extended to September 1, 2005. Borrowings bear interest at the one-month LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. As of March 31, 2004, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(4) DISTRIBUTIONS
         In March 2004, the Partnership paid a cash distribution of $40 per unit to Unitholders of record as of December 31, 2003, which totaled $310,140 based on 7,753 units outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
 -------------------------------------------------------------------------------

General
-------

      The consolidated financial statements for the three months ended March 31, 2004 and 2003, reflect the operations of four residential garden apartment properties, a joint venture interest purchased April 30, 2002 and an industrial flex property purchased June 12, 2002. The consolidated financial statements for the three months ended March 31, 2004 and 2003 reflect the same composition of the portfolio.

      Total revenues for the three months ended March 31, 2004 increased $19,000 to approximately $2,090,000 from approximately $2,071,000 for the three months ended March 31, 2003. This increase was primarily the result of increased other income at the Eagle Lake Business Center. Net loss increased $55,000, to approximately $402,000 for the three months ended March 31, 2004, from approximately $347,000 for the three months ended March 31, 2003.

      Total expenses for the three months ended March 31, 2004 increased approximately $84,000 from the three months ended March 31, 2003 because additional costs were incurred for repairs and maintenance, utilities, insurance and project administrative expenses, as compared to the prior year. The increase in expenses were offset by the aforementioned increase in revenues.

      Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is net of the revenues collected and expenses incurred by Waterview Apartments for the three months ended March 31, 2004 and 2003.

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



CRITICAL ACCOUNTING POLICIES
----------------------------

The Partnership's critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2003; there were no significant changes to such policies in 2004.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2004, the Registrant had cash and cash equivalents of approximately $251,177 in addition to approximately $806,098 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are $64,787 less than the cash, cash equivalents and deposits held in escrow on December 31, 2003. After adding approximately $139,000 to deposits held in escrow, operating activities used approximately $(19,069) of cash flow during the three months ended
March 31, 2004. During the same period, the Registrant borrowed an additional $700,000 under the revolving credit facility that is secured by Halton Place Apartments. Uses of cash during the period included distributions amounting to approximately $310,140 that were paid to Unitholders of record as of December 31, 2003, capital additions to existing real estate properties of approximately $108,000, and principal payments of approximately $108,000 made on mortgage notes payable.

      Total outstanding debt at March 31, 2004 consisted of approximately $29,465,000 of long-term non-recourse first mortgage notes, and $3,900,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). The maturity date of the credit facility has been extended to September 1, 2005. Scheduled maturities through regularly scheduled monthly payments on non-recourse mortgage notes will be approximately $337,000 for the remainder of 2004. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended March 31, 2004 increased $3,000 to $360,000 from $357,000 for the three months ended March 31, 2003. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2004 decreased $14,000 to $44,000 from $58,000 for the three months ended March 31, 2003. Lower rental revenues were due primarily to a decrease in average occupancy of approximately 4.9%, to 91.4% from 96.3% for the three months ended March 31, 2003. Lower net income for the three months ended March 31, 2004 was primarily the result of a $17,000 increase in expenses primarily due to an increase in repair and maintenance expenses of $20,000.



Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended March 31, 2004 decreased $3,000 to $709,000 from $712,000 for the three months ended March 31, 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2004 increased $24,000 to $138,000 from $114,000 for the three months ended March 31, 2003. A small decrease in the property's average occupancy of 0.2%, to 88.1% from 88.3% for the three months ended March 31, 2003 was further compounded by an increase in rental concessions. The increase in net loss from the three-month period in the prior year resulted from the reduction in revenues, and a $21,000 increase in expenses during the period in the current year. Several major expense categories were higher in 2004 versus 2003, including, increased repairs and maintenance costs $13,000 higher, and utilities that were $13,000 higher. These expense increases were offset by a $3,000 decrease in payroll.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

         Total revenues for the three months ended March 31, 2004 increased $38,000 to $385,000 from $347,000 for the three months ended March 31, 2003. Net income, which includes deductions for depreciation and interest expense, for the three months ended March 31, 2004 increased $28,000 to $46,000 from $18,000 for the three months ended March 31, 2003. The increase in revenues is due primarily to higher occupancy at the property. Average occupancy for the three months ended March 31, 2004 increased 8.4%, to 89.9% from 81.5% for the three months ended March 31, 2003, which added $32,000 to revenues. Higher revenues in 2004 were partially offset by an increase in expenses of $10,000 resulting in the increase in net income. Interest expense for the three months ended March 31, 2004 increased $14,000, as average borrowings under the revolving credit facility rose in 2004. Administrative costs increased $8,000 for the period ended March 31, 2004, and advertising and promotion expenses increased $3,000. These increased expenses were offset by a $6,000 decrease in real estate taxes.



Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2004 decreased $10,000 to $412,000 from $422,000 for the three months ended March 31, 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2004 increased $35,000 to $96,000 from $61,000 for the three months ended March 31, 2003. Average occupancy increased 0.1%, to 86.5% from 86.4% for the same period in 2003, which increased revenues $4,000, however, an increase in rental concessions for the three month period ended March 31, 2004 reduced revenues $12,000. The increase in net loss for 2004 was a result of aforementioned lower revenues, in addition to an increase of $25,000 in expenses. Repairs and maintenance costs increased $8,000 in 2004, payroll was $8,000 higher and advertising and promotion expenses were $4,000 higher.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      Total revenues for the three months ended March 31, 2004 decreased $7,000 to $219,000 from $226,000 for the three months ended March 31, 2003 which were offset by a $10,000 decrease in expenses. Repairs & maintenance expenses were $7,000 lower, project administration costs were $2,000 lower, and advertising and promotion expense were $1,000 lower during the period in the current year. Net income, which includes a deduction for depreciation, for the three months ended March 31, 2004 increased $3,000 to $119,000 from $116,000, for the three months ended March 31, 2003.


Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      Equity in net loss of joint venture for the three months ended March 31, 2004 decreased $10,000 to $111,000 from $121,000 for the three months ended March 31, 2003. Corporate revenue for the three months ended March 31, 2004 increased $53,000 primarily due to a 32% increase in corporate suites income for the registrant. Operating expenses primarily associated with the corporate suite revenue increased by $40,000 with depreciation increasing by $3,000 for the registrant.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               AS OF AND FOR THE THREE MONTHS ENDED March 31, 2004
           ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2004, a 1% change in LIBOR would impact the Registrant's net loss and cash flows by approximately $8,674.

ITEM 4.                      CONTROLS AND PROCEDURES
                             -----------------------

            (a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

            (b) There have been no changes in the Registrant's internal controls during the quarter ended March 31, 2004 that could significantly affect those controls subsequent to the date of evaluation.


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






                                             SB PARTNERS
                                             -----------------------------------
                                             (Registrant)



                                         By: SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             General Partner




Dated: May 14, 2004                      By: /s/ John H. Streicker
                                             -----------------------------------
                                             John H. Streicker
                                             President



Dated: May 14, 2004                      By: /s/ Elizabeth B. Longo
                                             -----------------------------------
                                             Elizabeth B. Longo
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Dated: May 14, 2004                      By: /s/ George N. Tietjen III
                                             -----------------------------------
                                             George N. Tietjen III
                                             Senior Vice President
                                             (Principal Accounting Officer)

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

Date:   May 14, 2004                         /s/ John H. Streicker
                                             ----------------------------------
                                             John H. Streicker
                                             President

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




Date:   May 14, 2004                         /s/ Elizabeth B. Longo
                                             -----------------------------------
                                             Elizabeth B. Longo
                                             Chief Financial Officer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   May 14, 2004                         /s/ John H. Streicker
                                             -----------------------------------
                                             John H. Streicker
                                             President



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(3) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   May 14, 2004                         /s/ Elizabeth B. Longo
                                             -----------------------------------
                                             Elizabeth B. Longo
                                             Chief Financial Officer