Form 10-Q
period 2004-09-30
SB PARTNERS
filed 2004-11-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to
                                                   -------------  --------------
               (Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number: 0-8952
                       ---------------------------------------------------------

                                   SB PARTNERS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                              13-6294787
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



1251 Avenue of the Americas, N.Y., N.Y.                     10020
---------------------------------------                -------------------------
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

                                 Not Applicable
                                 --------------

                                    SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             September 30, 2004 and December 31, 2003.........................1

         Consolidated Statements of Operations
             for the three and nine months ended September 30, 2004 and 2003..2

         Consolidated Statements of Changes in Partners' Capital
             for the nine months ended September 30, 2004.....................3

         Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2004 and 2003............4

         Notes to Consolidated Financial Statements.......................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............8 - 12

         Quantitative and Qualitative Disclosures about Market Risk..........13

         Controls and Procedures.............................................13

Part II

         Other Information...................................................13

         Signatures..........................................................14

         Exhibit 31.....................................................15 - 16

         Exhibit 32..........................................................17

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2004 and December 31, 2003
              -----------------------------------------------------
                                                  September 30,     December 31,
                                                      2004              2003
                                                   -----------      -----------
Assets:
 Investments -
  Real estate, at cost
  Land                                             $ 5,780,842      $ 5,780,842
  Buildings, furnishings and improvements           56,596,345       56,233,849
  Less - accumulated depreciation                   (9,945,283)      (8,777,534)
                                                   -----------      -----------
                                                    52,431,904       53,237,157

 Investment in joint venture                         2,925,015        3,100,596
                                                   -----------      -----------
                                                    55,356,919       56,337,753
 Other assets -
  Cash and cash equivalents                            159,843          186,390
  Cash held by lenders in escrow                     1,037,074          667,561
  Other                                                503,360          619,006
                                                   -----------      -----------
        Total assets                               $57,057,196      $57,810,710
                                                   ===========      ===========
Liabilities:
 Mortgage notes payable                            $33,142,863      $32,773,875
 Accounts payable and accrued expenses                 970,807          857,312
 Tenant security deposits                              232,282          272,302
 Deferred revenue                                       25,000               -
                                                   -----------      -----------
        Total liabilities                           34,370,952       33,903,489
                                                   -----------      -----------

Partners' Capital:
 Units of partnership interest without par value;
  Limited partners - 7,753 units                    22,701,753       23,922,573
  General partner - 1 unit                             (15,509)         (15,352)
                                                   -----------      -----------
        Total partners' capital                     22,686,244       23,907,221
                                                   -----------      -----------
        Total liabilities and partners' capital    $57,057,196      $57,810,710
                                                   ===========      ===========

                 See notes to consolidated financial statements.


                                                       SB PARTNERS
                                              (A New York Limited Partnership)
                                               ------------------------------

                                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                     -------------------------------------------------
                                                      For The Three Months               For The Nine Months
                                                       Ended September 30,               Ended September 30,
                                                      ---------------------             ---------------------
                                                       2004             2003            2004            2003
                                                    ----------       ----------      ----------      -----------
Revenues:
 Base rental income                                 $1,946,098      $ 1,886,173      $5,770,030      $ 5,595,543
 Other rental income                                   183,731          193,568         534,024          547,430
 Interest on short-term investments                      1,267              617           4,510            6,661
                                                    ----------      -----------      ----------      -----------
        Total revenues                               2,131,096        2,080,358       6,308,564        6,149,634
                                                    ----------      -----------      ----------      -----------
Expenses:
 Real estate operating expenses                        945,159        1,003,492       2,863,722        2,834,832
 Interest on mortgage notes payable                    548,747          545,646       1,642,011        1,636,014
 Depreciation and amortization                         400,431          418,325       1,208,120        1,256,378
 Real estate taxes                                     234,080          253,035         713,526          761,472
 Management fees                                       179,798          178,049         534,450          531,714
 Other                                                  14,447           12,408          51,991           43,867
                                                    ----------      -----------      ----------      -----------
        Total expenses                               2,322,662        2,410,955       7,013,820        7,064,277
                                                    ----------      -----------      ----------      -----------
Loss from operations                                  (191,566)        (330,597)       (705,256)        (914,643)

Equity in net loss of joint venture                    (60,305)         (10,370)       (205,581)        (175,127)
                                                    ----------      -----------      ----------      -----------
 Net loss                                             (251,871)        (340,967)       (910,837)      (1,089,770)

 Loss allocated to general partner                         (32)             (44)           (117)            (141)
                                                    ----------      -----------     -----------      -----------
 Loss allocated to limited partners                 $ (251,839)     $  (340,923)      $(910,720)     $(1,089,629)
                                                    ==========      ===========     ===========      ===========
Net loss
 Per Unit of Limited Partnership Interest
 (Basic and Diluted)                                $   (32.48)     $    (43.98)     $  (117.47)     $   (140.55)
                                                    ==========      ===========      ==========      ===========

 Weighted Average Number of Units of Limited
  Partnership Interest Outstanding                       7,753            7,753           7,753            7,753
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



                                                SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                   CONSOLIDATED STATEMENTS OF CHANGES IN
                                 PARTNERS' CAPITAL For the nine months ended
                                      September 30, 2004 (Unaudited)
                          --------------------------------------------------------

 Limited Partners:
                                     Units of
                                    Partnership
                                     Interest           Cumulative     Accumulated
                                    -----------            Cash          Earnings
                               Number      Amount      Distributions     (Losses)       Total
                               ------   ------------   -------------   -----------   -----------
Balance, January 1, 2004        7,753   $119,968,973   $(104,821,861)    8,775,461   $23,922,573
 Cash distributions                 0              0        (310,100)            0      (310,100)
 Net loss for the period            0              0               0      (910,720)     (910,720)
                               ------   ------------   -------------   -----------   -----------
Balance, September 30, 2004     7,753   $119,968,973   $(105,131,961)  $ 7,864,741   $22,701,753
                               ======   ============   =============   ===========   ===========

 General Partner:
                                     Units of
                                    Partnership
                                     Interest           Cumulative     Accumulated
                                    -----------            Cash          Earnings
                               Number      Amount      Distributions     (Losses)       Total
                               ------   ------------   -------------   -----------   -----------
Balance, January 1, 2004            1        $10,000        $(25,474)         $122      $(15,352)
 Cash distributions                 0              0             (40)            0           (40)
 Net loss for the period            0              0               0          (117)         (117)
                               ------   ------------   -------------   -----------   -----------
Balance, September 30, 2004         1        $10,000        $(25,514)         $  5      $(15,509)
                               ======   ============   =============   ===========   ===========


                                See notes to consolidated financial statements.

                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                      For the Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                         2004           2003
                                                      -----------   -----------
Cash Flows From Operating Activities:
 Net loss                                             $  (910,837)  $(1,089,770)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
   Equity in net loss of joint venture                    205,581       175,127
   Depreciation and amortization                        1,208,120     1,256,378
   Net increase in operating assets                      (294,238)     (484,408)
   Net increase in operating liabilities                   98,475       349,722
                                                      -----------   -----------
     Net cash provided by operating activities            307,101       207,049
                                                      -----------   -----------

Cash Flows From Investing Activities:
   Capital additions to real estate owned                (362,496)     (385,744)
   Investment in joint venture                            (30,000)       (4,407)
                                                      -----------  ------------
     Net cash used in investing activities               (392,496)     (390,151)
                                                      -----------   -----------

Cash Flows From Financing Activities:
   Borrowings under revolving credit facility             700,000     2,750,000
   Principal payments on mortgage notes payable          (331,012)     (308,773)
   Distributions paid to partners                        (310,140)   (3,876,750)
                                                      -----------  ------------
     Net cash provided by(used in)financing activities     58,848    (1,435,523)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                 (26,547)   (1,618,625)
   Cash and cash equivalents at beginning of period       186,390     1,693,069
                                                      -----------   -----------

   Cash and cash equivalents at end of period         $   159,843   $    74,444
                                                      ===========   ===========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $ 1,642,011   $ 1,630,385
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

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at September 30, 2004 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
         (h) Deferred revenue represents amounts received under a contract that are recognized as earned over the contract period.

         (i) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases. Leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (j) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require that the purchaser maintain minimum levels of initial and continuing investment, and that certain other tests be met, prior to the full recognition of profit at the time of the sale.
         (k) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (l) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during the periods presented.
         (m) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (n) Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) INVESTMENTS IN REAL ESTATE
         As of September 30, 2004, the Partnership owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2004 and December 31, 2003:

                                                                  Real Estate at Cost
                         No.of    Year of                     ---------------------------
Type                     Prop.  Acquisition   Description       9/30/04         12/31/03
----                     -----  -----------  -------------    -----------     -----------
Residential properties     4      1991-99     1,042 Apts.     $57,568,393     $57,208,641
Industrial flex property   1      2002        60,345 sf         4,764,407       4,761,663
Undeveloped land           1      1978        13.9 Acres           44,387          44,387
                                                              -----------     -----------
Total cost                                                     62,377,187      62,014,691
Less: accumulated depreciation                                 (9,945,283)     (8,777,534)
                                                              -----------     -----------
Net book value                                                $52,431,904     $53,237,157
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

(4) MORTGAGE NOTES PAYABLE
      Mortgage notes payable consist of the following non-recourse first liens:

                                                                                            Net Carrying Amount
                                                       Annual                           September 30,   December 31,
                            Interest     Maturity    Installment         Amount Due     -----------     -----------
Property                      Rate         Date      Payments(a)         at Maturity        2004            2003
--------------------------------------------------------------------------------------
Halton Place(b)              3.6417%      09/05    Interest Only        $ 3,900,000     $ 3,900,000     $ 3,200,000

Holiday Park                 6.895%       02/08          300,169          3,277,785       3,483,199       3,526,935

Cypress Key                  6.605%       01/09        1,322,707         14,772,418      15,971,853      16,167,261

Le Coeur du Monde            7.805%       10/09          890,447          9,075,763       9,787,811       9,879,679
                                                                                        -----------     -----------
                                                                                        $33,142,863     $32,773,875
                                                                                        ===========     ===========

(a)      Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The term of the agreement has been extended an additional two months to September 1, 2005. Borrowings bear interest at the one-month LIBOR plus 1.95%. The agreement requires the Borrower, Halton Place Carolina, LLC., a subsidiary of the Partnership, to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. As of September 30, 2004, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(5) DISTRIBUTIONS
         In March 2004, the Partnership paid a cash distribution of $40 per unit to Unitholders of record as of December 31, 2003, which totaled $310,140 based on 7,753 units outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF SEPTEMBER 30, 2004
      AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

General
-------

      The consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 reflect the operations of four residential garden apartment properties, a joint venture and an industrial flex property.

Results of Operations -

      Total revenues for the three months ended September 30, 2004 increased $51,000 to approximately $2,131,000 from approximately $2,080,000 for the three months ended September 30, 2003. Net loss decreased $89,000, to a net loss of approximately $252,000 for the three months ended September 30, 2004, from net loss of approximately $341,000 for the three months ended September 30, 2003. Total expenses for the three months ended September 30, 2004 decreased approximately $88,000 from the three months ended September 30, 2003. Such decrease was primarily the result of a $45,000 decrease in repairs and maintenance, a $16,000 decrease in depreciation expense and a $19,000 decrease in real estate taxes. In addition, equity in net loss from joint venture increased by $50,000 to $60,000 for the three months ended September 30, 2004 from $10,000 for the same period ended September 30, 2003.


      Total revenues for the nine months ended September 30, 2004 increased $159,000 to approximately $6,309,000 from approximately $6,150,000 for the nine months ended September 30, 2003. Net loss decreased approximately $179,000, to a net loss of approximately $911,000 for the nine months ended September 30, 2004, from net loss of approximately $1,090,000 for the nine months ended September 30, 2003. Total expenses decreased $50,000 for the nine months ended September 30, 2004 when compared with the same period for 2003. The decrease was due to $48,000 and $35,000 decreases in real estate tax and depreciation, offset by a $27,000 increase in payroll and related costs. In addition, equity in net loss from joint venture increased by $31,000 to $206,000 for the nine months ended September 30, 2004 from $175,000 for the same period ended September 30, 2003.

      Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three and nine months ended September 30, 2004 and 2003.

      For additional analysis, please refer to the discussions of the individual properties below.

         This report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties as further described in the Registrant's latest annual report on Form 10-K. Actual results may differ materially from those contemplated by the forward-looking statements.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Registrant's critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2003; there have been no significant changes to such policies in 2004. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

      As of September 30, 2004, the Registrant had cash and cash equivalents of approximately $160,000 in addition to approximately $1,037,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs. These balances are approximately $343,000 higher than the cash, cash equivalents and deposits held in escrow on December 31, 2003. After adding approximately $370,000 to deposits held in escrow, operating activities generated approximately $307,000 of cash flow during the nine months ended September 30, 2004. During the same period, the Registrant borrowed an additional $700,000 under the revolving credit facility that is secured by Halton Place Apartments. Uses of cash during the period included distributions amounting to $310,140 that were paid to Unitholders of record as of December 31, 2003, capital additions to existing real estate properties totaling approximately $362,000 during the period, and principal payments of approximately $331,000 made on mortgage notes payable.

      Total outstanding debt at September 30, 2004 consisted of approximately $29,243,000 of long-term non-recourse first mortgage notes, and $3,900,000 under a revolving credit facility, all secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The maturity date of the credit facility was extended to September 1, 2005. Scheduled maturities through regularly scheduled monthly payments will be approximately $114,000 for the remainder of 2004. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)
-----------------------

         Total revenues for the three months ended September 30, 2004 increased $31,000 to $380,000 from $349,000 for the three months ended September 30, 2003. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2004 increased $7,000 to $37,000 from $30,000 for the three months ended September 30, 2003. Average occupancy at the property declined 0.5% to 94.4% from 94.9% for the same period in 2003. Higher revenues were primarily due to an increase in rental rates on new and renewing leases which added $22,000. The increase in net income was the result of the higher revenues, offset by a $24,000 increase in expenses, including $16,000 in repairs and maintenance and $6,000 of payroll and related costs.

      Total revenues for the nine months ended September 30, 2004 increased $54,000 to $1,108,000 from $1,054,000 for the nine months ended September 30, 2003. Net income, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2004 decreased $10,000 to $115,000 from $125,000 for the nine months ended September 30, 2003. Average occupancy rose 0.1% to 95.8 from 95.7% for the same period in 2003. Increases in rental rates on new and renewing leases accounted for additional revenues of approximately $58,000. The decrease in net income was the result of a $64,000 increase in expenses, which was offset by the aforementioned $54,000 increase in income. Repairs and maintenance increased $58,000 combined with $9,000 increases in payroll and utilities as compared to the same nine-month period ending September 30, 2003. These expense increases were offset by a $17,000 decrease in depreciation.


Cypress Key Apartments (Orlando, Florida)
----------------------

      Total revenues for the three months ended September 30, 2004 decreased $15,000 to $704,000 from $719,000 for the three months ended September 30, 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2004 decreased $82,000 to $72,000 from $154,000 for the three months ended September 30, 2003. Lower revenues were due to a decrease in average occupancy at the property of 3.8% to 89.8% from 93.6% for the three months ended September 30, 2003, which decreased revenues approximately $33,000, offset by a decrease of $26,000 in tenant concessions. In addition, utility income dropped $10,000. The decrease in net loss was the result of a decrease in expenses of $97,000 as compared to the same period in 2003. Repairs and maintenance costs decreased $84,000 primarily due to a decrease in replacement costs as compared to the same period in 2003.


      Total revenues for the nine months ended September 30, 2004 increased $14,000 to $2,123,000 from $2,109,000 for the nine months ended September 30, 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2004 decreased $124,000 to $296,000 from $420,000 for the nine months ended September 30, 2003. Average occupancy rose 0.1% to 89.8 from 89.7% for the same period in 2003. Higher rental rates on new and renewing leases increased revenue by $15,000. In addition, a decrease in concessions further enhanced revenue by $15,000. This was offset by decreases to other income that totaled $17,000. The decrease in net loss was a result of increased revenues, in addition to a decrease in expenses of $110,000. The decrease in expenses was primarily due to a $94,000 decrease in repairs and maintenance expenses and $12,000 decrease in interest expense.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended September 30, 2004 increased $20,000 to $371,000 from $351,000 for the three months ended September 30, 2003. Net income, which includes deductions for depreciation and interest expense, for the three months ended September 30, 2004 increased $24,000 to $29,000 from $5,000 for the three months ended September 30, 2003. Average occupancy for the three months ended September 30, 2004 increased 9.1%, to 92.0% from 82.9% for the three months ended September 30, 2003, which increased revenues $41,000. The occupancy increase was offset by a $23,000 increase in tenant concessions. Higher revenues and a decrease in expenses of $4,000 resulted in the increase in net income.

      Total revenues for the nine months ended September 30, 2004 increased $95,000 to $1,140,000 from $1,045,000 for the nine months ended September 30, 2003. Net income, which includes deductions for depreciation and interest expense, for the nine months ended September 30, 2004 increased $103,000 to $134,000 from $31,000 for the nine months ended September 30, 2003. Average occupancy increased 8.2%, to 90.5% from 82.3% for the comparable period in 2003, which increased revenue $116,000. The occupancy increase was offset by a $32,000 increase in tenant concessions. The increase in net income was the result of higher revenues and a $9,000 decrease in expenses. Real estate taxes and amortization decreased $19,000 and $13,000, respectively, offset by a $28,000 increase in interest expense due to additional drawings under the credit facility.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended September 30, 2004 increased $33,000 to $456,000 from $423,000 for the three months ended September 30, 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2004 decreased $28,000 to $47,000 from $75,000 for the three months ended September 30, 2003. The increase in revenue is primarily due to an increase in average occupancy of 10.7%, to 98.0% from 87.3% for the same period in 2003. The decrease in net loss was a result of higher revenues, which was offset by a $6,000 increase in expenses. Repairs and maintenance increased $19,000, which was offset by a $10,000 decrease in real estate taxes.


      Total revenues for the nine months ended September 30, 2004 increased $15,000 to $1,278,000 from $1,263,000 for the nine months ended September 30, 2003. Net loss, for the nine months ended September 30, 2004, which included deductions for depreciation and mortgage interest expense, increased $22,000 to $238,000 from $216,000 for the nine months ended September 30, 2003. The average occupancy rate increased 6.3%, to 92.8% in the current year from 86.5% for the same period in the prior year, which increased revenues $85,000. This was offset by increased tenant concessions of $43,000 caused by competitive submarket conditions. In addition, termination fees decreased $11,000. The increase in net loss was a result of higher revenues, which was more than offset by a $37,000 increase in expenses. Payroll and related costs, repairs and maintenance and advertising and promotion increased $20,000, $37,000 and $14,000 respectively. This was offset by $19,000, $7,000 and $8,000 decreases in real estate taxes, interest expense and depreciation.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      Total revenues for the three months ended September 30, 2004 decreased $17,000 to $218,000 from $235,000 for the three months ended September 30, 2003. Net income, which includes deductions for depreciation, for the three months ended September 30, 2004 decreased $11,000 to $120,000 from $131,000 for the three months ended September 30, 2003. Reduced real estate tax recoveries accounted for $11,000 of the decrease in revenue. The decrease in net income was the result of the previously mentioned decreased revenues and a $5,000 increase in expenses.

      Total revenues for the nine months ended September 30, 2004 decreased $16,000 to $651,000 from $667,000 for the nine months ended September 30, 2003. Net income, which includes deductions for depreciation, for the nine months ended September 30, 2004 increased $10,000 to $360,000 from $350,000 for the nine months ended September 30, 2003. Reduced expense recoveries accounted for $10,000 of the decrease in revenue. The increase in net income was the result of a $26,000 decrease in expenses, offset by the aforementioned decrease in revenues. The reduction in expenses was mainly attributable to decreases of $10,000, $5,000 and $7,000 in repairs and maintenance, administrative costs and real estate taxes, respectively.




Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      Equity in net loss of joint venture for the three months ended September 30, 2004 increased $50,000 to $60,000 from $10,000 for the three months ended September, 2003. The Registrant's portion of revenue for the three months ended September 30, 2004 decreased $30,000, in addition to a $20,000 increase in the Registrant's share of expenses.

      Equity in net loss of joint venture for the nine months ended September 30, 2004 increased $31,000 to $206,000 from $175,000 for the nine months ended September 30, 2003. The Registrant's portion of income increased approximately $77,000 while its share of expenses increased $108,000.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
           ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three and nine months ended September 30, 2004, a 1% change in LIBOR would impact the Registrant's three and nine month net loss and cash flows by approximately $9,858 and $28,500, respectively.


ITEM 4.                      CONTROLS AND PROCEDURES
                             -----------------------

         (a) The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

         (b) There have been no changes in the Registrant's internal controls during the quarter ended September 30, 2004 that could significantly affect those controls subsequent to the date of evaluation.


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






                                      SB PARTNERS
                                      ---------------------------------------
                                      (Registrant)



                                   By: SB PARTNERS REAL ESTATE CORPORATION
                                      ---------------------------------------
                                      General Partner




Dated: November 15, 2004           By:/s/ Millie C. Cassidy
                                      ---------------------
                                      Millie C. Cassidy
                                      President



Dated: November 15, 2004           By:/s/ George N. Tietjen III
                                      ----------------------------
                                      George N. Tietjen III
                                      Managing Director
                                      (Principal Accounting & Financial Officer)

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

Date:   November 15, 2004             /s/ Millie C. Cassidy
                                      ---------------------
                                      Millie C. Cassidy
                                      President

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




Date:   November 15, 2004             /s/ George N. Tietjen III
                                      ----------------------
                                      George N. Tietjen III, Managing Director
                                      Principal Accounting & Financial Officer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 15, 2004             /s/ Millie C. Cassidy
                                      ---------------------
                                      Millie C. Cassidy
                                      President



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 15, 2004             /s/ George N. Tietjen III
                                      ----------------------
                                      George N. Tietjen III, Managing Director
                                      Principal Accounting & Financial Officer