Form 10-K
period 2004-12-31
SB PARTNERS
filed 2005-04-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                 FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2004
                          ------------------------------------------------------
                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required] For the transition period from         to
                                                            ---------  ---------
Commission file Number: 0-8952
                      ---------------------------------- -----------------------

                                   SB Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                    13-6294787
--------------------------------------            ------------------------------
    (State of other Jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


1251 Avenue of the Americas, N.Y., N.Y.                      10020
---------------------------------------           ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (212) 408-2900
                                                  ------------------------------

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

                                      None
                                      ----

                                     PART I
                                     ------
ITEM 1.  BUSINESS
         --------
Description of SB Partners (the "Registrant")
---------------------------------------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2004, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota, 13.9 acres of land in Holiday, Florida, and a 75% non-controlling interest in a partnership that owns an apartment property in West Chester, Pennsylvania.

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


Recent Developments and Real Estate Investment Factors
------------------------------------------------------

The multifamily rental market in the United States continues to be heavily influenced by the capital markets as low interest rates on home mortgages have made the purchase of single-family homes and condominiums an attractive alternative for many who would otherwise rent. As a result, more concessions were offered to tenants at each of the Registrant's apartment communities. On a same-store basis, rent concessions increased by 21% to $803,000 in 2004 from $662,000 in 2003. Average occupancy for the apartment portfolio increased on a same-store basis in 2004 to 89.6% from 88.3%.

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

Tax Matters
-----------

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2004. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.

General
-------
Efforts required in complying with Federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

There are approximately 44 full and part-time on-site project personnel employed at the Registrant's properties.

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

ITEM 2.PROPERTIES
       ----------

The properties owned by the Registrant as of December 31, 2004 are as follows:

                                                          SB PARTNERS
                                                     Summary of Properties
                                                    As of December 31, 2004
                                                                                                       Occupancy
                                                          Description         Acquisition    Percent      at        Mortgage
           Property                  Location        Sq. Ft.   Units   Acres      Date      Ownership  12/31/04      Payable
Apartments:

Holiday Park Apts.             Holiday, FL             220,000     244   21.5   Jan 1991      100%       90.2%       $ 3,468,112
Cypress Key Apts. (e)          Orlando, FL             323,000     360   22.7   Aug 1998      100%       95.8%       $15,904,543
Halton Place Apts.             Greenville, SC          233,000     246   20.6   Dec 1998      100%       91.9%       $ 3,900,000
Le Coeur du Monde Apts.        St. Louis, MO           177,000     192   12.3   Sep 1999      100%       96.9%       $ 9,755,977
Waterview Apartments           West Chester, PA        168,000     203   19.7   Apr 2002       75%       74.9%       $         0
                                                     ---------  ------  -----
                                                     1,121,000   1,245   96.8
                                                     =========   =====  =====
Industrial Flex:

Eagle Lake Business Center IV  Maple Grove, MN          60,000     n/a   5.15   Jun 2002      100%       100%        $         0

Land:

Unimproved land (a)            Holiday, FL                 n/a     n/a   13.9   Jul 1978      100%        n/a        $         0

Additional information regarding properties owned by the Registrant:
                                                   2004     2003     2002     2001    2000
                                                   ----     ----     ----     ----    ----
Average Occupancy (b)
-----------------
Meadowwood Apts.                                    n/a      n/a      n/a     96.3%   93.5%
Holiday Park Apts.                                 94.5%    94.5%    90.9%    91.6%   91.5%
Cypress Key Apts. (e)                              91.7%    89.7%    90.4%    92.1%   94.0%
Halton Place Apts.                                 90.3%    84.5%    87.2%    88.5%   91.6%
Le Coeur du Monde Apts.                            93.9%    86.7%    93.0%    93.0%   89.0%
Eagle Lake Business Center IV                     100.0%   100.0%   100.0%     n/a     n/a

Effective Annual Rent
--------------------
Meadowwood Apts. (c)                               n/a       n/a    $7,013   $6,962  $6,454
Holiday Park Apts. (c)                           $5,522    $5,261   $5,056   $5,038  $4,861
Cypress Key Apts. (c) (e)                        $7,656    $7,469   $7,706   $8,016  $7,866
Halton Place Apts. (c)                           $5,886    $5,685   $6,095   $6,477  $6,610
Le Coeur du Monde Apts. (c)                      $8,799    $8,358   $9,164   $8,963  $8,513
Eagle Lake Business Center IV (d)                $   14    $   14   $   12     n/a     n/a


(a) Land is adjacent to Holiday Park Apartments.
(b) For period of ownership.
(c) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(d) Per square foot. Gross potential rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.
(e) Property is held for sale.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
       ----------------------------------------------
NONE.

                                    PART II
                                    -------

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
       INTEREST AND RELATED UNITHOLDER MATTERS
       --------------------------------------------

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2004 was 3,318.

At various times, the Registrant has generated and distributed cash to the Unitholders. With the repositioning of the portfolio, the Registrant was able to resume distributions to the limited partners in 1999. A distribution of $40 per unit totaling $310,140 was paid on March 8, 2004 to Unitholders of record on December 31, 2003. In addition, a distribution of $40 per unit, totaling $310,140 was paid on March 1, 2005 to Unitholders of record as of December 31, 2004. Including the latest distribution, cumulative distributions since inception have totaled $105,467,615, however, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

                                                                                 For the Years Ended December 31,
                                                           2004            2003             2002            2001            2000
                                                         --------        --------         --------        --------         -------
                                                                            (In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues                      $ 5,624         $ 5,386          $ 6,956          $9,786          $ 9,452
Operating Expenses, less
  Depreciation and Amortization                           (5,188)         (5,088)          (7,507)         (8,396)          (8,281)
Depreciation and Amortization                               (994)         (1,054)          (1,069)         (1,551)          (1,827)
                                                         -------         -------         --------        --------         --------
Loss from Continuing Operations                             (558)           (756)          (1,620)           (161)            (656)

Gain on Sale of Investments in Real Estate                     0               0           17,481               0                0
Equity in Net Loss of Joint Venture                         (317)           (239)             (93)              0                0
Loss from Discontinued Operations                           (455)           (533)            (450)           (148)            (310)
                                                         -------         -------         --------        --------         --------
Net Income (Loss)                                        $(1,330)        $(1,528)         $15,318          $ (309)          $ (966)
                                                         =======         =======         ========        ========         ========

Net Income (Loss) per Unit of Partnership Interest:        $(171)          $(197)          $1,976           $ (40)          $ (125)
                                                         =======         =======         ========        ========         ========

Distributions paid per Unit of Partnership Interest         $ 40           $ 500            $ 100           $ 100            $ 115
                                                         =======         =======         ========        ========         ========
Weighted Average Number of
  Partnership Units Outstanding                            7,754           7,754            7,754           7,754            7,754

Balance Sheet Data at Year End:

Real Estate, net                                         $32,114         $32,490          $32,960         $31,798          $29,225
Real Estate Assets Held for Sale                         $20,221         $20,747          $21,211         $32,370          $36,120
Total Assets                                             $56,310         $57,811          $60,508         $67,005          $67,791
Mortgage Notes Payable                                   $17,124         $16,607          $13,826         $34,502          $34,054
Other liabilities in discontinued operations             $15,958         $16,587          $16,510         $16,778          $16,977


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

COMPANY OVERVIEW
----------------

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2004, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota, 13.9 acres of land in Holiday, Florida, and a 75% non-controlling interest in a partnership that owns an apartment property in West Chester, Pennsylvania.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2004.


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


Joint Venture
--------------

The Partnership has a non-controlling interest in a joint venture that is accounted for under the equity method of accounting because the other venture partner has substantive participative rights regarding the venture's operations. Were the Partnership deemed to control this entity, it would have to be consolidated and therefore would impact the balance sheet, statement of operations and related ratios. The ultimate realization of the investment in the joint venture is dependent on a number of factors, including the performance of the investee and market conditions. If the venture determines that the real estate held by its investee is other than temporarily impaired, then an impairment charge would be recorded by the venture and the Partnership would record its share of loss. The joint venture has experienced recurring losses from operations and current operating cash flow is insufficient to fund property operations and contractual debt service payments on the mortgage note. Management believes that such cash flow shortfalls are temporary as a result of poor local market conditions and is currently evaluating alternative funding plans to bridge the shortfall period.

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


Off-Balance Sheet Arrangements
------------------------------

None.


Recently Issued Accounting Pronouncements
-----------------------------------------
There are no new accounting prononcements or interpretations that have been issued but not yet adopted that will have a material impact on the financial statements.



CONTRACTUAL OBLIGATIONS
-----------------------

As of December 31, 2004, the Registrant's contractual obligations consisted of mortgage notes payable. Principal payments under the mortgage notes payable are due as follows:

For the year ending December 31, 2005                    4,377,325
                                 2006                      511,732
                                 2007                      548,635
                                 2008                    3,746,722
                                 2009                   23,844,218
                                                       -----------
                                 Total                 $33,028,632
                                                       ===========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2004, the Registrant had cash and cash equivalents of approximately $126,000, in addition to approximately $571,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which approximately $272,000 is included in other assets in discontinued operations. These balances are approximately $157,000 less then the cash, cash equivalents and deposits held in escrow as of December 31, 2003. Lower cash balances are due primarily to capital additions to the real estate properties and mortgage note principal reductions, offset by cash flow from operating activities. Operations provided approximately $678,000 of cash after a $97,000 decrease in deposits held in escrow by lenders, of which approximately $199,000 was provided by discontinued operations. Uses of cash during the year included distributions amounting to approximately $310,000 that were paid to Unitholders of record as of December 31, 2003. Capital additions to existing real estate properties totaled approximately $653,000 during the year, of which $51,000 were for real estate held for sale, and principal reductions of approximately $445,000 were made on mortgage notes payable, of which $263,000 was applied to other liabilities in discontinued operations. Contributions to joint venture totaled approximately $30,000.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. At December 31, 2004, $3,900,000 was outstanding under the credit facility, and is included in continuing operations. The term of the credit facility has been extended to September 1, 2005. Borrowings bear interest at LIBOR plus 1.95%.

Total outstanding debt at December 31, 2004 consisted of approximately $29,129,000 of long-term nonrecourse first mortgage notes, of which approximately $15,900,000 is included in other liabilities in discontinuing operations, and approximately $3,900,000 under the revolving credit facility, all secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $4,377,000 in 2005. The terms of certain mortgage notes require escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant generally has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2004 VS. 2003
-------------

Total revenues from continuing operations increased $239,000 to approximately $5,624,000 in 2004 from approximately $5,386,000 in 2003. The Registrant generated a net loss from continuing operations of approximately $875,000 in 2004, a decrease of $121,000, as compared with a net loss of approximately $995,000 in 2003. Total expenses from continuing operations for 2004 increased approximately $41,000 to $6,182,000 from $6,141,000 in 2003. Such increase was primarily the result of an increase in real estate operating expenses of $184,000 and interest expense of $32,000 offset by decreases in real estate taxes and depreciation and amortization of $106,000 and $60,000, respectively. Total revenues from discontinued operations increased $88,000 to approximately $2,890,000 in 2004 from approximately $2,802,000 in 2003. The Registrant generated a net loss from discontinued operations of approximately $456,000 in 2004, a decrease of $77,000, as compared with a net loss of approximately $533,000 in 2003. Total expenses from discontinuing operations for 2004 increased approximately $10,000 to $3,345,000 from $3,335,000 in 2003. In addition, equity in net loss from joint venture increased by approximately $78,000 to approximately $317,000 in 2004 as compared to approximately $239,000 in 2003.

Interest expense from continuing operations was approximately $32,000 higher for the year ended December 31, 2004 than 2003. This is primarily due to additional interest that accrued as a result of additional borrowings under the secured revolving credit agreement, which is included as continuing operations. Interest expense from discontinued operations was approximately $17,000 lower for the year ended December 31, 2004 than 2003.

For additional analysis, please refer to the discussions of the individual properties below.

Holiday Park Apartments (Holiday, Florida)
-----------------------

Total revenues increased $96,000, to approximately $1,495,000 in 2004 from approximately $1,399,000 in 2003. Net income, which includes deductions for depreciation and mortgage interest expense, increased $27,000, to approximately $183,000 in 2004 from approximately $156,000 in 2003.

The increase in total revenues was due to a 6% increase in rental rates implemented at the property on new and renewing leases. Occupancy averaged 94.5% for both 2004 and 2003. Operating expenses rose $75,000 over 2003 due to approximate increases of $51,000, $17,000 and $15,000 in repairs and maintenance, trustee fees and utilities. These increases were offset by a decrease in real estate taxes of approximately $10,000.

Holiday Park Apartments is located in Holiday, Florida, a city that is included in the Tampa-St. Petersburg, Florida Metropolitan Statistical Area ("MSA"). The MSA continued to see robust job growth in 2004 as employment increased by approximately 26,300 jobs or 2.1% of its employment base. Vacancy rate for the MSA decreased to 8% by the end of 2004 which is the result of lower unit deliveries to market, condominium conversions taking rental units off-line and the aforementioned job growth.

Cypress Key Apartments (Orlando, Florida)
----------------------

Cypress Key Apartments has been designated as real estate property held for sale as of October 19, 2004. As such, this investment is reflected as real estate property held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as loss from discontinued operations in the accompanying consolidated statement of operations.

Total revenues increased $88,000 to approximately $2,890,000 in 2004 from approximately $2,802,000 in 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, decreased $77,000 to approximately $456,000 in 2004 from approximately $533,000 in 2003.

The increase in total revenues was primarily due to a 1% increase in rental rates implemented at the property on new and renewing leases, which resulted in a $22,000 increase in revenues. In addition, a 14% decrease in vacancy loss resulted in a $51,000 increase in revenues. Property occupancy increased 2% from an average of 89.7% in 2003 to 91.7% in 2004. Net loss decreased as a result of higher revenues in the current year offset by an increase in expenses of $10,000 due to approximate increases of $22,000, $11,000, $11,000, and $9,000 in advertising, administration, payroll and repairs and maintenance, respectively, offset by decreases of approximately $20,000 and $10,000 in depreciation and real estate tax, respectively .

Expanding employment in the educational/health care and leisure/hospitality sectors lead to continued strong job growth in the Orlando MSA in 2004. Overall employment grew by 2.4% or approximately 23,000 jobs over 2003 levels. The unemployment rate improved to 4.1% at the end of 2004 from approximately 5% at the end of 2003. The robust economy also lead to an improvement in the MSA apartment vacancy rate to 7% at year end 2004 from 9% at the end of 2003. Rental increases slowed slightly to 1.2% in 2004 as a result of higher demand for home ownership in the continued low interest rate environment.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

Total revenues increased $69,000, to approximately $1,499,000 in 2004 from approximately $1,430,000 in 2003. Net income, which includes deductions for depreciation and mortgage interest expense, increased $53,000, to approximately $158,000 in 2004 from approximately $105,000 in 2003.

The increase in total revenues was primarily due to a $109,000 decrease in vacancy loss resulting from a 5.8% increase in average occupancy to 90.3% in 2004 from 84.5% in 2003. The decrease in vacancy loss was off set by a $62,000 increase in tenant concessions. The increase in net income was due primarily to the increase in revenues offset by a $16,000 increase in expenses. Interest expense and administrative costs increased approximately $47,000 and $12,000, respectively. These were offset by decreases of $21,000, $9,000 and $6,000 in amortization, depreciation and real estate taxes.

Halton Place Apartments is located within the Greenville-Spartanburg-Anderson, South Carolina MSA. Greenville-Spartenburg-Anderson employment expanded by approximately 14,500 jobs for the twelve months ended November 2004 although the unemployment rate grew from 5.8% to 6.0% over the same period. The market vacancy rate improved slightly to 12.1% in November 2004 from the year earlier 12.5%. Rental rates declined by approximately 3% year over year as absorption lagged new supply.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

Total revenues increased $72,000, to approximately $1,754,000 in 2004 from approximately $1,682,000 in 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, decreased $96,000, to approximately $200,000 in 2004 from approximately $296,000 in 2003.

The increase in total revenues was primarily due to a $129,000 decrease in vacancy loss resulting from a 7.2% increase in average occupancy to 93.9% in 2004 from 86.7% in 2003. This decrease in vacancy loss was off set by a $50,000 increase in tenant concessions. The increase in net income was due primarily to the increase in revenues in addition to a decrease in expenses of approximately $23,000. Real estate taxes, depreciation and interest decreased $78,000, $10,000 and $13,000 respectively. These were offset by payroll, repairs & maintenance, administrative and advertising costs which increased approximately $27,000, $27,000, $13,000 and $12,000, respectively.

During 2004, St. Louis reversed three years of job losses with 38,000 new jobs or 3.0% over its employment base of approximately 1,361,000. Research reports indicate this is one of the fastest growing metropolitan areas in the United States. Despite an improved employment picture, apartment vacancy rates held steady during 2004 due to higher levels of new construction and affordable single family homes. Market rate rents declined by 0.8% in 2004 over year earlier levels.


Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

Total revenues increased $7,000, to approximately $868,000 in 2004 from approximately $861,000 in 2003. Net income, which includes deductions for depreciation, increased $40,000, to approximately $480,000 in 2004 from approximately $440,000 in 2003.

The increase in total revenues was primarily due to a $30,000 increase in rental income, offset by a $23,000 decrease in operating recoveries as compared to the prior years. Occupancy for both years was 100%. The increase in net income was primarily due to a decrease in expenses of $32,000 in addition to the increase in revenues. The decrease in expenses was primarily due to $14,000 and $10,000 reductions in repairs & maintenance and real estate taxes, respectively.

The Minneapolis-St Paul industrial market continued its modest recovery during 2004. Net absorption of the industrial space in the MSA totaled approximately 2,300,000 square feet in 2004 and vacany rates improved to 7.0% at the end of the year. Lease rates increased slightly to 4.27 per square foot for all industrial and $5.20 per square foor for office showroom space. The Minneapolis-St. Paul labor market remains strong as the unemployment rate of 4.0% is lower than the national average of 5.1%.

Investment in Joint Venture
---------------------------

Equity in net loss of joint venture for 2004 was approximately $317,000 as compared with $239,000 for 2003. Equity in net loss of joint venture is net of the Registrant's portion of deductions for depreciation of approximately $371,000 and $364,000, for the years ended December 31, 2004 and 2003, respectively. The joint venture has experienced recurring losses from operations and current operating cash flow is insufficient to fund property operations and contractual debt service payments on the mortgage note. Management believes that such cash flow shortfalls are temporary as a result of soft local market conditions and is currently evaluating alternatives to generate additional funds required to cover the shortfall.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
------------------------------------------------
2003 VS. 2002
-------------

Total revenues from continuing operations decreased $1,570,000 to approximately $5,386,000 in 2003 from approximately $6,956,000 in 2002. Continuing operations generated a net loss of approximately $995,000 in 2003 as compared with approximately $1,712,000 in 2002, a decrease of $717,000. Total revenues from discontinued operations decreased $113,000 to approximately $2,802,000 in 2003 from approximately $2,915,000 in 2002. Discontinued operations generated a net loss of approximately $533,000 in 2003 as compared with approximately $450,000 in 2002, an increase of $83,000. Net income for 2002 also includes a net gain on the sale of Meadowwood Apartments of approximately $17,481,000.

The changes in continuing and discontinuing operations total revenues and net income are the result of the changes in the composition of the portfolio that were made in 2002, as well as decreases in revenues and net income for the properties owned for the entire years of 2003 and 2002. On April 30, 2002, the Registrant purchased a 75% non-controlling interest in a partnership that owns Waterview Apartments, a 203-unit apartment community in West Chester, Pennsylvania. On May 9, 2002, the Registrant sold Meadowwood Apartments, a 704-unit apartment community in Reno, Nevada, for $31,350,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. In addition, on June 12, 2002, the Registrant purchased Eagle Lake Business Center IV, a 60,345 square foot industrial flex property in Maple Grove, Minnesota, for $4,700,000, in an all cash transaction.

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

Interest expense from continuing operations was approximately $1,725,000 lower for the year ended December 31, 2003 than 2002. In 2002, the Registrant made a yield maintenance payment of approximately $1,056,000 when the mortgage note that had been secured by Meadowwood Apartments was retired at the time the property was sold. This yield maintenance payment was included in interest expense for the year ended December 31,2002. The reduction in periodic interest payments resulting from the retirement of the loan were partially offset by additional interest that accrued as a result of additional borrowings under the secured revolving credit agreement.

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

Cypress Key Apartments (Orlando, Florida)
----------------------

Cypress Key Apartments has been designated as real estate property held for sale as of October 19, 2004. As such, this investment is reflected as real estate property held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as loss from discontinued operations in the accompanying consolidated statement of operations.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which borrowings bear interest at rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the year ended December 31, 2004, a 1% change in LIBOR would impact the Registrant's annual net income and cash flows by approximately $38,000.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

The Financial Statements required by this item, together with the report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 27 through 41 of this annual report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 42 through 43 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

None.


ITEM 9A. CONTROLS AND PROCEDURES
           -----------------------

(a) The President and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b) There have been no changes in the Registrant's internal controls during the year ended December 31, 2004 that could significantly affect those controls subsequent to the date of evaluation.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

         Name                     Age       Position
         ----                     ---       --------

         John H. Streicker         62       President & Director

         Millie C. Cassidy         59       Vice President & Director

         David Weiner              69       Chief Executive Officer

         Anita Breslin             48       First Vice President

         Robert Leniart            48       Vice President

         Martin Cawley             48       Vice President

         George N. Tietjen         44       Principal Financial &
                                            Accounting Officer


Mr. Streicker joined the General Partner in May 1976. He has been a Director since April 1984. He is Chairman of SHC and its parent company, The Sentinel Corporation.

Ms. Cassidy joined the General Partner in August 1982. She has been a Director of the General Partner since March 1988. She is President of SHC and its parent company, The Sentinel Corporation.

Mr. Weiner joined the General Partner in April 1984. He has been a Director of the General Partner since March 1988. He is Vice Chairman of SHC and its parent company, The Sentinel Corporation.

Ms. Breslin joined the General Partner in 1978. She is the regional manager responsible for residential property transactions and management for the Northeastern region.

Mr. Leniart joined the General Partner in 1983. He is the regional manager responsible for residential property transactions and management for the Southeastern region.

Mr. Cawley joined the General Partner in 1994. He is the regional manager responsible for commercial property transactions and management for the Northern region.

Mr. Tietjen joined the General Partner in 1990 and serves as its principal financial & accounting officer. He is a certified public accountant with over 23 years of real estate related financial, accounting and reporting experience.

ITEM 11.EXECUTIVE COMPENSATION
        ----------------------
The Registrant has no executive officers or directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        -----------------------------
        BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------

(a) At December 31, 2004, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b) As of December 31, 2004, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,682.75 Units of Limited Partnership Interest, representing 21.70% of the outstanding number of Units on December 31, 2004. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on August 28, 2003, when the total number of Units held reached 19% of the outstanding number of Units.

(c) During the year ended December 31, 2004, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $712,845, $711,984, and $794,498 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2004, 2003 or 2002.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $617,279, $600,677, and $689,131 in 2004, 2003, and 2002, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $42,800, $25,824, and $47,580 in 2004, 2003, 2002,
respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 9 in the consolidated financial statements.

                                    PART IV
                                    -------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

1. Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $165,000 and $150,000 for the years ended December 31, 2004 and 2003, respectively.

2. Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2004 and 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3. Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $20,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively. This work included reviewing year-end tax projections as well as the Registrant's tax returns prepared by the Registrant for the respective years.

4. All Other Fees. No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5. (i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of the partnership. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.
     (ii) Not Applicable.

6.       Not Applicable.




ITEM 15. EXHIBITS, FINANCIAL STATEMENT
         -----------------------------
         SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------

(a) (1) Financial statements - The Registrant's 2004 Annual Audited Consolidated Financial Statements are included in this annual report on Form 10-K.

     (2) Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 27. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.


 (b) Exhibits Incorporated by Reference -

                                   Incorporated by
Description                        Reference to
-----------                        ---------------
Agreement of                       Exhibit A to Registration Statement on Form
Limited Partnership                S-11 as filed with the Securities and
                                   Exchange Commission on May 16, 1985

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SB PARTNERS
                                         -----------

                                   By:   SB PARTNERS REAL ESTATE CORPORATION
                                         -----------------------------------
                                         GENERAL PARTNERS


                                         Chief Executive Officer

March 31, 2005                           /s/ David Weiner
                                         ---------------------
                                   By:   David Weiner
                                         Vice Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                          Position                          Date
---------                          --------                          ----

/s/ David Weiner
---------------------              Chief Executive Officer        March 31, 2005
David Weiner                      (Vice Chairman)



/s/ George N. Tietjen III          Principal Financial &
-------------------------          Accounting Officer             March 31, 2005
George N. Tietjen III             (Chief Financial Officer &
                                   Treasurer)

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, David Weiner, certify that:

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

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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


                                        Chief Executive Officer

Date: March 31, 2005                    /s/ David Weiner
                                        ---------------------
                                        David Weiner
                                        Vice Chairman

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

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

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting;

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


                                        Principal Financial & Accounting Officer


Date: March 31, 2005                    /s/ George N. Tietjen III
                                        ----------------------
                                        George N. Tietjen III
                                        Chief Financial Officer & Treasurer

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:
      (1) the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                        Chief Executive Officer

Date: March 31, 2005                    /s/ David Weiner
                                        ---------------------
                                        David Weiner
                                        Vice Chairman



     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

      (1) the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                        Principal Financial & Accounting Officer


Date: March 31, 2005                    /s/ George N. Tietjen III
                                        ---------------------
                                        George N. Tietjen III
                                        Chief Financial Officer & Treasurer

                                   SB PARTNERS

                         ITEMS 8 and 14 (a) (1) and (2)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                 ----------------------------------------------
                    SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                    -----------------------------------------

Report of Independent Registered Public Accounting
       Firm ..................................................................28

Balance Sheets as of December 31, 2004 and 2003...............................29

Statements of Operations
       for the years ended December 31, 2004, 2003 and 2002...................30

Statements of Changes in Partners' Capital
       for the years ended December 31, 2004, 2003 and 2002...................31

Statements of Cash Flows
       for the years ended December 31, 2004, 2003 and 2002...................32

Notes to Financial Statements............................................33 - 39

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation
       December 31, 2004.................................................40 - 41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of SB Partners:


       We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the "Partnership") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the foregoing Table of Contents. These financial statements and financial statement schedule are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP


New York, New York
March 22, 2005



                                           SB PARTNERS
                                    CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                             2004             2003
                                                                         ----------------------------
ASSETS:
  Investments -
      Real estate, at cost
        Land                                                             $ 3,520,842      $ 3,520,842
        Buildings, furnishings and improvements                           35,313,196       34,711,124
        Less - accumulated depreciation                                   (6,719,624)      (5,741,828)
                                                                         -----------      -----------
                                                                          32,114,414       32,490,138

      Real estate held for sale                                           20,221,129       20,747,019
      Investment in joint venture                                          2,813,589        3,100,596
                                                                         -----------      -----------
                                                                          55,149,132       56,337,753
Other assets -
  Cash and cash equivalents                                                  126,361          186,390
  Cash held by lenders in escrow                                             299,199           14,808
  Other                                                                      264,435          388,222
  Other assets in discontinued operations                                    471,098          883,537
                                                                         -----------      -----------
        Total assets                                                     $56,310,225      $57,810,710
                                                                         ===========      ===========
LIABILITIES:
  Mortgage notes payable                                                 $17,124,089      $16,606,614
  Accounts payable and accrued expenses                                      765,973          494,670
  Tenant security deposits                                                   172,807          215,602
  Deferred revenue                                                            23,000                0
  Other liabilities in discontinued operations, including
   $15,904,543 and $16,167,261 of mortgage notes payable, respectively    15,957,511       16,586,603
                                                                         -----------      -----------
        Total liabilities                                                 34,043,380       33,903,489
                                                                         -----------      -----------

PARTNERS' CAPITAL:
  Units of partnership interest without par value;
    Limited partners - 7,753 units                                        22,282,408       23,922,573
    General partner - 1 unit                                                 (15,563)        (15,352)
                                                                         -----------      -----------
        Total partners' capital                                           22,266,845       23,907,221
                                                                         -----------      -----------
        Total liabilities and partners' capital                          $56,310,225      $57,810,710
                                                                         ===========      ===========

                                See notes to consolidated financial statements.


                                                         SB PARTNERS
                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For The Years Ended December 31,
                                                                            2004             2003              2002
                                                                         -----------      -----------      -----------
Revenues:
  Rental income                                                          $ 5,061,601      $ 4,821,837      $ 6,508,531
  Other rental income                                                        558,740          555,480          407,363
  Interest on short-term investments                                           3,774            8,282           40,330
                                                                         -----------      -----------      -----------
      Total revenues                                                       5,624,115        5,385,599        6,956,224
                                                                         -----------      -----------      -----------
Expenses:
  Real estate operating expenses                                           2,668,779        2,484,656        3,151,347
  Interest on mortgage notes payable                                       1,130,777        1,098,702        2,808,457
  Depreciation and amortization                                              993,567        1,053,657        1,069,036
  Real estate taxes                                                          519,196          625,200          580,724
  Management fees                                                            712,845          711,984          794,498
  Other                                                                      156,677          167,059          171,583
                                                                         ------------     -----------      -----------
      Total expenses                                                       6,181,841        6,141,258        8,575,645
                                                                         ------------     -----------      -----------
Loss from operations                                                        (557,726)        (755,659)      (1,619,421)

Equity in net loss of joint venture                                         (317,007)        (238,992)         (92,798)
                                                                         ------------     -----------      -----------
Loss from continuing operations                                             (874,733)        (994,651)      (1,712,219)

Loss from discontinued operations                                           (455,503)        (533,254)        (450,306)

Net gain on sale of investment in real estate
  property, including $379,725 net gain on sale of water rights                    0                0       17,480,880
                                                                         ------------     -----------      -----------
Net income (loss)                                                         (1,330,236)      (1,527,905)      15,318,355

  Income (loss) allocated to general partner                                    (171)           (197)            1,976
                                                                         ------------     -----------      -----------
  Income (loss) allocated to limited partners                            $(1,330,065)     $(1,527,708)     $15,316,379
                                                                         ============     ===========      ===========

Net Income (Loss)
 Per Unit of Limited Partnership Interest                                $      (171)     $      (197)     $     1,976
 (Basic and Diluted)                                                     ============     ===========      ===========


Weighted Average Number of Units of Limited
  Partnership Interest Outstanding                                             7,753           7,753             7,753
                                                                         ===========      ===========      ===========

                                            See notes to consolidated financial statements.



                                                     SB PARTNERS

                                          CONSOLIDATED STATEMENTS OF CHANGES IN
                                          PARTNERS' CAPITAL For The Years Ended
                                            December 31, 2004, 2003, and 2002


Limited Partners:

                                              Units of
                                            Partnership
                                              Interest             Cumulative       Accumulated
                                       ----------------------         Cash            Earnings
                                       Number       Amount        Distributions       (Losses)         Total
                                       ------    ------------    ---------------    ------------    ------------
Balance, January 1, 2002               7,753     $119,968,973    $ (100,170,361)    $(5,013,210)    $14,785,402
    Cash distributions                     0                0          (775,250)              0        (775,250)
    Net income for the year                0                0                 0      15,316,379      15,316,379
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2002             7,753      119,968,973      (100,945,611)     10,303,169      29,326,531
    Cash distributions                     0                0        (3,876,250)              0      (3,876,250)
    Net loss for the year                  0                0                 0      (1,527,708)     (1,527,708)
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2003             7,753      119,968,973      (104,821,861)      8,775,461      23,922,573
    Cash distributions                     0                0          (310,100)              0        (310,100)
    Net loss for the year                  0                0                 0      (1,330,065)     (1,330,065)
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2004             7,753     $119,968,973     $(105,131,961)    $ 7,445,396     $22,282,408
                                       =====     ============    ==============     ===========     ===========


General Partner:

                                              Units of
                                            Partnership
                                              Interest             Cumulative       Accumulated
                                       ----------------------         Cash            Earnings
                                       Number       Amount        Distributions       (Losses)         Total
                                       ------    ------------    --------------     ------------    ------------
Balance, January 1, 2002                   1          $10,000          $(24,874)        $(1,657)       $(16,531)
    Cash distributions                     0                0              (100)              0            (100)
    Net income for the year                0                0                 0           1,976           1,976
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2002                 1           10,000           (24,974)            319         (14,655)
    Cash distributions                     0                0              (500)              0            (500)
    Net loss for the year                  0                0                 0            (197)           (197)
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2003                 1           10,000           (25,474)            122         (15,352)
    Cash distributions                     0                0               (40)              0             (40)
    Net loss for the year                  0                0                 0            (171)           (171)
                                       -----     ------------    --------------     -----------     -----------
Balance, December 31, 2004                 1          $10,000          $(25,514)        $   (49)       $(15,563)
                                       =====     ============    ==============     ===========     ===========



                                     See notes to consolidated financial statements.

                                                     SB PARTNERS
                                           (A New York Limited Partnership)
                                            ------------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         ------------------------------------
                                                                                For the years Ended December 31,
                                                                         ----------------------------------------------
                                                                             2004             2003             2002
                                                                         ------------     ------------     ------------
Cash Flows From Operating Activities:
 Net income (loss)                                                       $(1,330,236)     $(1,527,905)     $15,318,355
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Net gain on sale of investment in real estate property,
       including net gain on sale of water rights                                  0                0      (17,480,880)
      Equity in net loss of joint venture                                    317,007          238,992           92,798
      Distributions received from joint venture                                    0           50,000                0
      Depreciation and amortization                                        1,601,822        1,677,294        1,679,854
      Net (increase) decrease in operating assets                            204,735          (94,315)         788,992
      Net increase (decrease) in operating liabilities                      (114,866)         172,337         (132,509)
                                                                         -----------      -----------      -----------
        Net cash provided by operating activities                            678,462          516,403          266,610
                                                                         -----------      -----------      -----------

Cash Flows From Investing Activities:
      Proceeds from sale of investment in
       real estate property, including sale of water rights                        0                0       31,389,975
      Acquisition of real estate property                                          0                0       (4,713,385)
      Investment in joint venture                                            (30,000)          (4,406)      (3,477,980)
      Capital additions to real estate owned                                (653,108)        (676,598)        (723,782)
                                                                         ------------     -----------      -----------
        Net cash provided by (used in) investing activities                 (683,108)        (681,004)      22,474,828
                                                                         ------------     -----------      -----------
Cash Flows From Financing Activities:
      Retirement of mortgage note payable                                          0                0      (19,591,390)
      Repayments of borrowings under revolving
       credit facility                                                             0                0       (4,500,000)
      Borrowings under revolving credit facility                             700,000        2,950,000        3,750,000
      Principal payments on mortgage notes payable                          (445,243)        (415,328)        (565,658)
      Distributions paid to partners                                        (310,140)      (3,876,750)        (775,350)
                                                                         -----------      -----------      -----------
        Net cash used in financing activities                                (55,383)      (1,342,078)     (21,682,398)
                                                                         -----------      -----------       ----------
Net increase (decrease) in cash and cash equivalents                         (60,029)      (1,506,679)       1,059,040

      Cash and cash equivalents at beginning of year                         186,390        1,693,069          634,029
                                                                         -----------      -----------      -----------
      Cash and cash equivalents at end of year                           $   126,361      $   186,390      $ 1,693,069
                                                                         ===========      ===========      ===========

Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                             $ 2,190,765      $ 2,175,439      $ 3,963,237
                                                                         ===========      ===========      ===========


                                        See notes to consolidated financial statements.

SB PARTNERS
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests. SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership. The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
                The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of the properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                           Buildings and improvements     5 to 40 years
                           Furnishings                    5 to 7 years
                Investments in real estate are carried at historical cost and reviewed periodically for impairment. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed by amortizing the cost on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2004 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership exercises significant influence, but not control, over the joint venture.
         (h) Deferred revenue represents amounts received under a contract that are recognized as earned over the contract period.

         (i) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases with tenants. Tenant leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (j) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.
         (k) Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (l) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.
         (m) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (n) On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). The Statement requires the operations related to properties that have been sold or properties that are intended to be sold within one year, be presented as discontinued operations in the statements of operations for all periods presented, and that properties intended to be sold be designated as "held for sale" on the balance sheet.
         (o) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 22 and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Although the rescission of SFAS No. 4 was mandatory as of January 1, 2003, management elected to adopt SFAS No. 145 in 2002.
         (p) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) INVESTMENT MANAGEMENT AGREEMENT
         The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

         For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $712,845, $711,984, and $794,498 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2004, 2003 or 2002.


(3) INVESTMENTS IN REAL ESTATE
         As of December 31, 2004 and 2003, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2004 and 2003:

                                                                 Real Estate at Cost
                         No.of    Year of                    ---------------------------
Type                     Prop.  Acquisition   Description     12/31/04         12/31/03
----                     -----  -----------   -----------    -----------     -----------
Residential properties     3      1991-99     682 Apts.      $34,025,199     $33,425,916
Industrial flex property   1      2002        60,345 sf        4,764,452       4,761,663
Undeveloped land           1      1978        13.9 Acres          44,387          44,387
                                                             -----------     -----------
Total cost                                                    38,834,038      38,231,966
Less: accumulated depreciation                                (6,719,624)     (5,741,828)
                                                             -----------     -----------
                                                              32,114,414      32,490,138

Real estate held for sale                                     20,221,129      20,747,019
                                                             -----------     -----------

Net book value                                               $52,335,543     $53,237,157
                                                             ===========     ===========

(4) REAL ESTATE HELD FOR SALE

         Cypress Key Apartments has been designated as real estate property held for sale as of October 19, 2004. As such, this investment is reflected as real estate property held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as loss from discontinued operations in the accompanying consolidated statement of operations. The various components of revenue and expenses from discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows:



                                           2004          2003          2002
                                           ----          ----          ----

            Operating revenue           $2,889,710    $2,802,310    $2,914,689

            Operating expenses           3,345,213     3,335,564     3,364,995
                                        ----------    ----------    ----------

            Loss from discontinued
             operations                  ($455,503)    ($533,254)    ($450,306)
                                        ==========    ==========    ==========



(5)      INVESTMENT IN JOINT VENTURE

         The following are the condensed financial statements (000's omitted) of the joint venture as of and for the years ended December 31, 2004 and 2003:

                                        BALANCE SHEETS
                                                 2004        2003
                                                 ----        ----
         Investment in real estate, net        $ 17,436    $ 17,826
         Current assets                             365         521
         Mortgage note payable                  (13,871)    (14,012)
         Current liabilities                       (402)       (418)
                                               --------    --------
           Venturers' capital                  $  3,528    $  3,917
                                               ========    ========

                                   STATEMENTS OF OPERATIONS

                                                 2004        2003        2002
                                                 ----        ----        ----
         Rent and other income                 $  2,930    $  2,825    $  1,992
         Real estate operating expenses,
          before depreciation and amortization   (2,864)     (2,658)     (1,804)
         Depreciation and amortization             (495)       (485)       (314)
                                               --------    --------    --------
           Net loss                            $   (429)   $   (318)   $   (126)
                                               ========    ========    ========

         The joint venture has experienced recurring losses from operations and current operating cash flow is insufficient to fund property operations and contractual debt service payments on the mortgage note. Management believes that such cash flow shortfalls are temporary as a result of soft local market conditions and is currently evaluating alternatives to generate additional funds required to cover the shortfall.

(6) MORTGAGE NOTES PAYABLE
       Mortgage notes payable consist of the following non-recourse first liens:

                                                                        Net Carrying Amount
                                            Annual                          December 31,
                   Interest  Maturity    Installment    Amount Due    -------------------------
Property             Rate      Date      Payments(a)    at Maturity      2004          2003
-----------------------------------------------------------------------------------------------
Halton Place(b)    4.340%    09/05      Interest Only   $3,900,000    $ 3,900,000   $ 3,200,000

Holiday Park       6.895%    02/08        300,169        3,277,785      3,468,112     3,526,935

Le Coeur du Monde  7.805%    10/09        890,447        9,075,763      9,755,977     9,879,679
                                                                      -----------   -----------
                                                                       17,124,089    16,606,614

Other liabilities in discontinued operations
Cypress Key        6.605%    01/09      1,322,707       14,772,418     15,904,543    16,167,261
                                                                      -----------   -----------

                                                                      $33,028,632   $32,773,875
                                                                      ===========   ===========

(a) Annual installment payments include principal and interest. Scheduled principal payments on mortgage notes payable are $4,377,325 for 2005; $511,732 for 2006; $548,635 for 2007; $3,746,722 for 2008 and $23,844,218 for 2009.
Scheduled principal payments on the mortgage note payable included in other liabilities from discontinued operations are $280,606 for 2005; $299,712 for 2006; $320,118 for 2007; $312,553 for 2008 and $14,691,554 for 2009.

(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The credit facility was for a term of two years, which has been extended to September 1, 2005. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of December 31, 2004, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates.


(7)      QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                            Earnings
                                Revenues(1)    Net Loss     Per Unit
                                ----------    ----------    --------

Year Ended December 31, 2004
----------------------------

First Quarter                   $1,380,210    $(402,152)    $(51.86)
Second Quarter                   1,377,207     (256,814)     (33.12)
Third Quarter                    1,427,376     (251,871)     (32.48)
Fourth Quarter                   1,439,322     (419,399)     (54.09)



Year Ended December 31, 2003
----------------------------

First Quarter                   $1,358,434    $(346,829)    $(44.73)
Second Quarter                   1,320,685     (401,974)     (51.84)
Third Quarter                    1,361,380     (340,967)     (43.98)
Fourth Quarter                   1,345,100     (438,135)     (56.51)



(1) Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for Cypress Key Apartments, which has been designated as held for sale.

(8) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
         A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

                                                                      For the Years Ended December 31,
                                                                    2004            2003           2002
                                                                 -----------    -----------    -----------
Net income (loss) for financial reporting purposes               $(1,330,236)   $(1,527,905)   $15,318,355
Adjustment to net gain on sale of investment in real estate
   property to reflect differences between tax and financial
   reporting bases of assets and liabilities sold                          0              0      6,837,298
Difference between tax and financial statement equity in net
   loss of joint venture                                            (296,701)      (175,056)         1,113
Difference between tax and financial statement depreciation         (288,631)       (70,510)      (179,218)
                                                                 -----------    -----------    -----------
Net income (loss) for Federal income tax reporting purposes      $(1,915,568)   $(1,773,471)   $21,977,548
                                                                 ===========    ===========    ===========

Net ordinary loss
   for Federal income tax reporting purposes:                    $(1,915,568)   $(1,773,471)   $(2,340,630)
Net capital (Sec. 1231) gain
   for Federal income tax reporting purposes:                              0              0     24,318,178
                                                                 -----------    -----------    -----------
                                                                 $(1,915,568)   $(1,773,471)   $21,977,548
                                                                 ===========    ===========    ===========
Weighted average number of units of limited partnership
   interest outstanding                                                7,753          7,753          7,753
                                                                 ===========    ===========    ===========

         As of December 31, 2004 and 2003, the tax bases of the Partnership's assets and liabilities were approximately $57,543,000 and $59,953,000 of assets, and $34,043,000 and $34,417,000 of liabilities, respectively.


(9) MANAGEMENT SERVICES
         Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2004, 2003 and 2002 billings to the Partnership amounting to $472,792, $460,562, and $543,392, respectively, are included in real estate operating expenses. For the years ended December 31, 2004, 2003 and 2002 billings to the partnership which relate to Cypress Key Apartments, amounting to $144,487, $140,115, and $145,739, respectively, are included in loss from discontinued operations.

         In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $42,800, 25,824, and $47,580 in 2004, 2003, 2002, respectively, and is based upon the trust company's standard rate schedule.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Partnership's financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $32,117,425 and $31,542,142 at December 31, 2004 and 2003,
         respectively. These amounts include the fair value of mortgage note payable related to Cypress Key Apartments of $15,033,772 and $15,093,730 for December 31, 2004 and 2003.


(11) COMMITMENTS AND CONTINGENCIES
         The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

         The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex property to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2004 are $446,706 for 2005; $446,706 for 2006; $446,706 for 2007; and $73,167 for 2008.

(12) SUBSEQUENT EVENT
         On March 1, 2005, the Partnership made a distribution of $40 per unit, totaling $310,140, to Unitholders of record as of December 31, 2004.




PAGE>40

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
 DECEMBER 31, 2004
                  Column A             Column B                    Column C                       Column D
                                                         Initial Cost to the Registrant             Costs
                                                    ----------------------------------------     Capitalized
                                                                 Buildings and                  Subsequent to
                Description          Encumbrances      Land      Improvements      Total         Acquisition
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
      including undeveloped land)    $ 3,468,112    $  458,342    $ 4,043,354    $ 4,501,696     $1,335,519
  South Carolina -
   Greenville (Halton Place)           3,900,000     1,260,000     11,364,343     12,624,343      1,307,251
  Missouri -
   St. Louis (Le Coeur du Monde)       9,755,977     1,332,500     12,039,635     13,372,135        928,642
                                     -----------    ----------    -----------    -----------     ----------
                                      17,124,089     3,050,842     27,447,332     30,498,174      3,571,412

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove (Eagle Lake IV)           N/a           470,000      4,243,385      4,713,385         51,067

REAL ESTATE HELD FOR SALE
  Florida-
   Orlando (Cypress Key)              15,904,543     2,260,000     20,404,725     22,664,725      1,169,036

                                     -----------    ----------    -----------    -----------     ----------
                                     $33,028,632    $5,780,842    $52,095,442    $57,876,284     $4,791,515
                                     ===========    ==========    ===========    ===========     ==========

 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2004

                  Column A                          Column E                       Column F

                                              Gross amount at which
                                                Carried at End of
                                                Year (Notes a & c)
                                                                                 Accumulated
                                                   Buildings and                 Depreciation
                Description             Land       Improvements      Total       (Notes b & d)
MULTI FAMILY RESIDENTIAL
  Florida -
   Holiday (Holiday Park -
    including undeveloped land)      $  458,342    $ 5,378,873    $ 5,837,215    $ 2,653,080
  South Carolina -
   Greenville (Halton Place)          1,260,000     12,671,594     13,931,594      1,984,772
  Missouri -
   St. Louis (Le Coeur du Monde)      1,332,500     12,968,277     14,300,777      1,797,779
                                     ----------    -----------    -----------    -----------
                                      3,050,842     31,018,744     34,069,586      6,435,631

INDUSTRIAL FLEX
  Minnesota -
   Maple Grove (Eagle Lake IV)          470,000      4,294,452      4,764,452        283,993

REAL ESTATE HELD FOR SALE
  Florida -
   Orlando (Cypress Key)              2,260,000     21,573,761     23,833,761      3,612,632

                                     ----------    -----------    -----------    -----------
                                     $5,780,842    $56,886,957    $62,667,799    $10,332,256
                                     ==========    ===========    ===========    ===========


 SB PARTNERS
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 DECEMBER 31, 2004

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

Minnesota -
   Maple Grove (Eagle Lake IV)       2000          Jun 2002       7 to 39 years


     NOTES TO SCHEDULE III:
                                                       2004           2003           2002
                                                    -----------    -----------    -----------
 (a) Reconciliation of amounts shown in Column E:
       Balance at beginning of year                 $62,014,691    $61,338,093    $69,810,021
       Additions -

         Acquisitions                                         0              0      4,713,385
         Cost of improvements                           653,108        676,598        723,782

       Deductions -
         Sales                                                0              0    (13,909,095)

                                                    -----------    -----------    -----------
       Balance at end of year                       $62,667,799    $62,014,691    $61,338,093
                                                    ===========    ===========    ===========

 (b) Reconciliation of amounts shown in Column F:
       Balance at beginning of year                 $ 8,777,534    $ 7,166,894    $ 5,641,349
       Additions -
         Depreciation expense for year                1,554,722      1,610,640      1,525,545

       Deductions -

                                                    -----------    -----------    -----------
       Balance at end of year                       $10,332,256    $ 8,777,534    $ 7,166,894
                                                    ===========    ===========    ===========
 (c) Aggregate cost basis for Federal
       income tax reporting purposes                $62,861,672    $62,208,559    $61,531,952
                                                    ===========    ===========   ============
 (d) Accumulated depreciation for Federal
       income tax reporting purposes                $10,620,887    $ 8,870,403    $ 7,189,253
                                                    ===========    ===========   ============