Form 10-Q
period 2005-03-31
SB PARTNERS
filed 2005-05-16
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005
                                           -------------------------------------

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

                                 Not Applicable
                                 --------------

                                    SB PARTNERS

                                        INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             March 31, 2005 and December 31, 2004..............................1

         Consolidated Statements of Operations
             for the three months ended March 31, 2005 and 2004................2

         Consolidated Statement of Changes in Partners' Capital
             for the three months ended March 31, 2005.........................3

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2005 and 2004................4

         Notes to Consolidated Financial Statements........................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................8 - 11

         Quantitative and Qualitative Disclosures about Market Risk...........12

         Controls and Procedures..............................................12

Part II

         Other Information....................................................12

         Signatures...........................................................13

         Exhibit 31......................................................14 - 15

         Exhibit 32...........................................................16

ITEM 1. FINANCIAL STATEMENTS


                                                 SB PARTNERS
                                      (A New York Limited Partnership)
                                       ------------------------------

                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    March 31, 2005 and December 31, 2004
                            -----------------------------------------------------
                                                                   March 31,      December 31,
                                                                     2005             2004
                                                                  -----------     -----------
Assets:
  Investments -
    Real estate, at cost
      Land                                                        $ 3,520,843     $ 3,520,842
      Buildings, furnishings and improvements                      35,433,901      35,313,196
      Less - accumulated depreciation                              (6,963,675)     (6,719,624)
                                                                  -----------     -----------
                                                                   31,991,069      32,114,414

    Real estate held for sale                                               0      20,221,129
    Investment in joint venture                                     2,792,575       2,813,589
                                                                  -----------     -----------
                                                                   34,783,644      55,149,132
  Other assets -
    Cash and cash equivalents                                       4,992,470         126,361
    Cash held by lenders in escrow                                    377,668         299,199
    Other                                                             200,702         264,435
    Other assets in discontinued operations                           380,556         471,098
                                                                  -----------     -----------
      Total assets                                                $40,735,040     $56,310,225
                                                                  ===========     ===========
Liabilities:
  Mortgage notes payable                                          $13,176,282     $17,124,089
  Accounts payable and accrued expenses                               887,270         765,973
  Tenant security deposits                                            161,451         172,807
  Deferred revenue                                                     21,500          23,000
  Other liabilities in discontinued operations, including
   $0 and $15,904,543 of mortgage notes payable, respectively          15,711      15,957,511
                                                                  -----------     -----------
      Total liabilities                                            14,262,214      34,043,380
                                                                  -----------     ------------

Partners' Capital:
  Units of partnership interest without par value;
  Limited partners - 7,753 units                                   26,487,846      22,282,408
  General partner - 1 unit                                            (15,020)        (15,563)
                                                                  -----------     -----------
      Total partners' capital                                      26,472,826      22,266,845
                                                                  -----------     -----------
      Total liabilities and partners' capital                     $40,735,040     $56,310,225
                                                                  ===========     ===========

                          See notes to consolidated financial statements.


                                                     SB PARTNERS
                                          (A New York Limited Partnership)
                                           ------------------------------

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                  -------------------------------------------------
                                                                     For The Three Months
                                                                        Ended March 31,
                                                                  ---------------------------
                                                                     2005             2004
                                                                  -----------     -----------
Revenues:
  Base rental income                                              $ 1,290,518     $ 1,227,646
  Other rental income                                                 144,042         150,329
  Interest on short-term investments                                        0           2,235
                                                                  -----------     -----------
      Total revenues                                                1,434,560       1,380,210
                                                                  -----------     -----------
Expenses:
  Real estate operating expenses                                      662,829         652,208
  Interest on mortgage notes payable                                  293,163         278,706
  Depreciation and amortization                                       253,079         250,720
  Real estate taxes                                                   155,282         159,244
  Management fees                                                     170,630         176,728
  Other                                                                11,882          15,655
                                                                  -----------     -----------
      Total expenses                                                1,546,865       1,533,261
                                                                  -----------     -----------
Operations                                                           (112,305)       (153,051)

Equity in net loss of joint venture                                  (171,014)       (111,042)
                                                                  -----------     -----------
Loss from continuing operations                                      (283,319)       (264,093)

Loss from discontinued operations                                  (1,551,331)       (138,059)

Net gain on sale of investment in real estate property              6,350,771               0
                                                                  -----------     -----------
      Net income (loss)                                             4,516,121        (402,152)

Income (loss) allocated to general partner                                583             (52)
                                                                  -----------     -----------
Income (loss) allocated to limited partners                       $ 4,515,538     $  (402,100)
                                                                  ===========     ===========

Earnings Per Unit of Limited Partnership Interest
(Basic and Diluted):

  Continuing operations                                           $    (36.54)    $    (34.06)
                                                                  ===========     ===========
  Discontinued operations                                         $   (200.08)    $    (17.80)
                                                                  ===========     ===========
  Net income (loss)                                               $    582.46     $    (51.86)
                                                                  ===========     ===========
Weighted Average Number of Units of Limited
  Partnership Interest Outstanding                                      7,753           7,753
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



                                                        SB PARTNERS
                                             (A New York Limited Partnership)
                                              ------------------------------

                                  CONSOLIDATED STATEMENTS OF CHANGES IN
                                   PARTNERS' CAPITAL For the three months ended
                                   March 31, 2005 (Unaudited)
                                 --------------------------------------------------------

Limited Partners:
                               Units of
                             Partnership
                               Interest             Cumulative     Accumulated
                             -----------               Cash          Earnings
                           Number      Amount      Distributions     (Losses)       Total
                           ------   ------------   -------------   -----------   -----------
Balance, January 1, 2005    7,753   $119,968,973   $(105,131,961)  $ 7,445,396   $22,282,408
  Cash distributions            0              0        (310,100)            0      (310,100)
  Net income                    0              0               0     4,515,538     4,515,538
                           ------   ------------   -------------   -----------   -----------
Balance, March 31, 2005     7,753   $119,968,973   $(105,442,061)  $11,960,934   $26,487,846
                           ======   ============   =============   ===========   ===========

General Partner:
                               Units of
                             Partnership
                               Interest             Cumulative     Accumulated
                             -----------               Cash          Earnings
                           Number      Amount      Distributions     (Losses)       Total
                           ------   ------------   -------------   -----------   -----------
Balance, January 1, 2005        1        $10,000        $(25,514)        $ (49)     $(15,563)
  Cash distributions            0              0             (40)            0           (40)
  Net income                    0              0               0           583           583
                           ------   ------------   -------------   -----------   -----------
Balance, March 31, 2005         1        $10,000        $(25,554)        $ 534      $(15,020)
                           ======   ============   =============   ===========   ===========


                                            See notes to consolidated financial
statements.

                                              SB PARTNERS
                                   (A New York Limited Partnership)
                                    ------------------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           ------------------------------------------------
                                                                  For the Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2005            2004
                                                                  -----------     -----------
Cash Flows From Operating Activities:
  Net income (loss)                                               $ 4,516,121     $ (402,152)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Gain on sale of investment in real estate property             (6,350,771)              0
    Equity in net loss of joint venture                               171,014         111,042
    Depreciation and amortization                                     386,840         407,259
    Net increase in operating assets                                  (66,982)        (79,865)
    Net increase (decrease) in operating liabilities                   71,184        (145,353)
                                                                  -----------     -----------
      Net cash used in operating activities                        (1,272,594)       (109,069)
                                                                  -----------     -----------

Cash Flows From Investing Activities:
    Net proceeds from sale of investment in real estate property   26,581,743               0
    Capital additions to real estate owned                           (130,550)       (107,579)
    Investment in joint venture                                      (150,000)              0
                                                                  -----------     -----------
      Net cash provided by (used in) investing activities          26,301,193        (107,579)
                                                                  -----------     -----------

Cash Flows From Financing Activities:
    Additional borrowings under revolving credit facility             200,000         700,000
    Payments of principal on mortgage notes payable                   (93,300)       (108,425)
    Distributions paid to partners                                   (310,140)       (310,140)
    Repayments of borrowings under revolving credit facility       (4,100,000)              0
    Repayment of borrowings under mortgage note payable           (15,859,050)             0
                                                                  -----------     -----------
      Net cash (used in) provided by financing activities         (20,162,490)        281,435
                                                                  -----------     -----------

Net increase in cash and cash equivalents                           4,866,109          64,787
    Cash and cash equivalents at beginning of period                  126,361         186,390
                                                                  -----------     -----------

    Cash and cash equivalents at end of period                    $ 4,992,470       $ 251,177
                                                                  ===========     ===========


Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                         $ 2,031,443       $ 545,316
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

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries.
                All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at March 31, 2005 is estimated to be fully realizable.
         (e) Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, all depreciation of such property is ceased.
         (f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with maturities of three months or less when purchased to be cash equivalents.
         (g) The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership owns a non-controlling interest in the joint venture.
         (h) Deferred revenue represents amounts received under a contract that are recognized as earned over the contract period.

         (i) Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases. Leases at the industrial flex property have terms that exceed one year. Rental income at the industrial flex property is recognized on a straight-line basis over the terms of the leases.
         (j) Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate, which require that the purchaser maintain minimum levels of initial and continuing investment, and that certain other tests be met, prior to the full recognition of profit at the time of the sale.
         (k) Each partner is individually responsible for reporting their share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.
         (l) Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each period. There were no potentially dilutive securities outstanding during the periods presented.
         (m) The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.
         (n) Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) INVESTMENTS IN REAL ESTATE
         As of March 31, 2005, the Partnership owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday, Florida; as well as an industrial flex property in Maple Grove, Minnesota and
         13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2005 and December 31, 2004:

                                                                 Real Estate at Cost
                         No.of    Year of                     --------------------------
Type                     Prop.  Acquisition   Description       3/31/05        12/31/04
----                     -----  -----------  -------------    -----------    -----------
Residential properties     3      1991-99     682 Apts.       $34,118,896    $34,025,199
Industrial flex property   1      2002        60,345 sf         4,791,461      4,764,452
Undeveloped land           1      1978        13.9 Acres           44,387         44,387
                                                              -----------    -----------
Total cost                                                     38,954,744     38,834,038
Less: accumulated depreciation                                 (6,963,675)    (6,719,624)
                                                              -----------    -----------
                                                               31,991,069     32,114,414
Real estate held for sale                                               0     20,221,129
                                                              -----------    -----------
Net book value                                                $31,991,069    $52,335,543
                                                              ===========    ===========



 (3) REAL ESTATE TRANSACTION

         On March 28, 2005, the Partnership sold Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $27,000,000 in an all cash transaction. The carrying value of the property at the time of sale was $20,230,974 which resulted in a net gain for financial reporting purposes of $6,350,771 after the closing costs of $418,255. The historical cost of the property at the time of sale was $23,843,606. The mortgage note secured by Cypress Key Apartments was paid in full and retired concurrently.

(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following non-recourse first liens:

                                                                                   Net Carrying Amount
                                                    Annual                       March 31,     December 31,
                           Interest   Maturity    Installment     Amount Due    -----------    -----------
Property                     Rate       Date      Payments(a)    at Maturity       2005            2004
----------------------------------------------------------------------------------------------------------
Halton Place(b)                 N/A      09/05   Interest Only   $        0     $         0    $ 3,900,000

Holiday Park                 6.895%      02/08         300,169     3,277,785      3,452,763      3,468,112

Le Coeur du Monde            7.805%      10/09         890,447     9,075,763      9,723,519      9,755,977
                                                                                -----------    -----------
                                                                                 13,176,282     17,124,089

Other liabilities in discontinued operations:

Cypress Key (c)              6.605%      01/09       1,322,707    14,772,418              0     15,904,543
                                                                                -----------    -----------
                                                                                $13,176,282    $33,028,632
                                                                                ===========    ===========

(a)      Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The credit facility was for a term of two years, which was extended to September 1, 2005. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Borrower, Halton Place Carolina, LLC., a subsidiary of the Partnership, to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. On March 31, 2005, the Partnership repaid $4,100,000, reducing the outstanding balance to zero.
(c) The property incurred a prepayment penalty of approximately $1,476,000 related to the early retirement of the mortgage note payable in connection with the sale of the property on March 28, 2005 (See Note 3). The prepayment penalty is included in loss from discontinued operations.

(5) DISTRIBUTIONS
         On March 1, 2005, the Partnership made a cash distribution of $40 per unit, totaling $310,140, to Unitholders of record as of December 31, 2004.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
 -------------------------------------------------------------------------------
General
-------

      The consolidated financial statements for the three months ended March 31, 2005 and 2004, reflect the operations of three residential garden apartment properties, a joint venture interest and an industrial flex property.

Results of Operations -

      Total revenues from continuing operations for the three months ended March 31, 2005 increased $55,000 to approximately $1,435,000 from approximately $1,380,000 for the three months ended March 31, 2004. Net loss from continuing operations for the three months ended March 31, 2005 decreased approximately $41,000 to a net loss of approximately $112,000 from a net loss of approximately $153,000 for the three months ended March 31, 2004. In addition, equity in net loss from joint venture increased by $60,000 to $171,000 for the three months ended March 31, 2005 from $111,000 for the same period ended March 31, 2004. Income from discontinued operations after gain on sale of investment in real estate for the three months ended March 31, 2005 increased approximately $4,937,000 to income of approximately $4,799,000 from a loss of approximately $138,000 for the three months ended March 31, 2004. The changes in income are the result of the gain on sale of Cypress Key Apartments net of the approximate $1,434,000 yield maintenance charge upon retirement of the mortgage secured by Cypress Key Apartments.

      Total expenses from continuing operations for the three months ended March 31, 2005 increased approximately $14,000 to approximately $1,547,000 from $1,533,000 for the three months ended March 31, 2004.

      Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three months ended March 31, 2005 and 2004.

      On March 28, 2005, the Registrant sold Cypress Key Apartments, a 360-unit apartment community in Orlando, Florida, for $27,000,000 in an all cash transaction, and retired the mortgage note payable that had been secured by the property. As the property was sold three days prior to the end of the quarter, there was no material effect on the results of operations other than the aforementioned gain on sale and yield maintenance charge.



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

CRITICAL ACCOUNTING POLICIES
----------------------------

The Registrant's critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2004; there have been no significant changes to such policies in 2005. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2005, the Registrant had cash and cash equivalents of approximately $4,992,000 in addition to approximately $718,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which approximately $341,000 is included in other assets in discontinued operations. These balances are approximately $5,013,000 higher than the cash, cash equivalents and deposits held in escrow on December 31, 2004. The higher cash balance is due primarily to the sale of Cypress Key Apartments which provided approximately $10,723,000 of cash flow after sale costs and retiring the mortgage note of approximately $15,859,000 that was secured by the property. After adding approximately $147,000 to deposits held in escrow, operating activities used approximately $1,273,000 of cash flow during the three months ended March 31, 2005, of which approximately $1,429,000 was used by discontinued operations including the yield maintenance charge on the retirement of the mortgage secured by Cypress Key Apartments. During the same period, the Registrant repaid $4,100,000 under the revolving credit facility that is secured by Halton Place Apartments. Other uses of cash during the period included an additional investment in joint venture amounting to $150,000, capital additions to real estate properties totaling approximately $131,000, of which approximately 9,800 were for real estate held for sale, distributions paid of approximately $310,000 and principal payments of approximately $93,000 made on mortgage notes payable, of which approximately $45,000 was applied to other liabilities in discontinued operations.

      Total outstanding debt at March 31, 2005 consisted of approximately $13,176,000 of long-term non-recourse first mortgage notes all secured by real estate owned by the Registrant (see Note 5 to the Consolidated Financial Statements). Scheduled maturities through regularly scheduled monthly payments will be approximately $149,000 for the remainder of 2005. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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


Holiday Park Apartments (Holiday, Florida)
-----------------------

      Total revenues for the three months ended March 31, 2005 increased $13,000 to $373,000 from $360,000 for the three months ended March 31, 2004. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2005 decreased $30,000 to $14,000 from $44,000 for the three months ended March 31, 2004. Higher revenue was primarily the result of increased rates on new and renewing leases which added $31,000, and a $2,000 decrease in vacancy loss as the result of a 0.2% increase in average occupancy to 91.6% for the three months ended March 31, 2005 from 91.4% for the same period in 2004. These increases were offset by a $10,000 increase in tenant concessions and a $5,000 decrease in other income. The decrease in net income was the result of the higher revenues, offset by a $43,000 increase in expenses, including $15,000 in repairs and maintenance, $12,000 of payroll and related costs, and $12,000 in depreciation.

Cypress Key Apartments (Orlando, Florida)
----------------------
      On March 28, 2005, the Registrant sold Cypress Key Apartments in Orlando, Florida, for $27,000,000 in an all cash transaction. Proceeds from the sale were used, in part, to retire the mortgage note of approximately $15,860,000 that had been secured by the property. The sale of Cypress Key Apartments resulted in a net gain for financial reporting purposes of approximately $6,351,000. (Please refer to Form 8-K filed April 21, 2005, in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the assets sold, and will differ from the gain reported on the consolidated financial statements.

      Total revenues for the three months ended March 31, 2005 increased $20,000 to $729,000 from $709,000 for the three months ended March 31, 2005. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the three months ended March 31, 2005 increased $1,413,000 to $1,551,000 from $138,000 for the three months ended March 31, 2004.

      Due to the sale of the property by the Registrant, the reporting period for Cypress Key Apartments ended on March 28, 2005. The shortened reporting period had no material effect on the operating results as the sale took place three days before the end of the quarter. Furthermore, as Cypress Key Apartments was a real estate asset held for sale as of October 19, 2004, no depreciation was charged to expense in the current period, which decreased depreciation expense $148,000, from the three month period of the prior year. Due to the retirement before the maturity date of the mortgage note, interest expense increased $1,472,000 primarily due to the yield maintenance payment of approximately $1,476,000, and amortization expense increased $125,000 as the balance of the costs incurred in connection with the mortgage note were written off.


Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended March 31, 2005 decreased $3,000 to $382,000 from $385,000 for the three months ended March 31, 2004. Net income, which includes deductions for depreciation and interest expense, for the three months ended March 31, 2005 decreased $10,000 to $36,000 from $46,000 for the three months ended March 31, 2004. Average occupancy for the three months ended March 31, 2005 increased 4.5%, to 94.4% from 89.9% for the three months ended March 31, 2004, which increased revenues by $23,000. This increase was offset by a $18,000 increase in tenant concessions and a $6,000 decrease in other income. Lower revenues and an increase in expenses of $7,000, including an increase in interest expense of $18,000, resulted in the decrease in net income.


Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended March 31, 2005 increased $47,000 to $459,000 from $412,000 for the three months ended March 31, 2004. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2005 decreased $67,000 to $29,000 from $96,000 for the three months ended March 31, 2004. The increase in revenues was primarily due to a $37,000 decrease in vacancy loss resulting from a 7.7% increase in average occupancy to 94.2% for the three months ended March 31, 2005 from 86.5% for the same period in 2004, in addition to a $13,000 decrease in tenant concessions. The decrease in net loss was due to higher revenues and a decrease in expenses of $20,000, including decreases in depreciation of $7,000 and repairs and maintenance of $8,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      Total revenues for the three months ended March 31, 2005 decreased $2,000 to $217,000 from $219,000 for the three months ended March 31, 2004. Net income, which includes deductions for depreciation, for the three months ended March 31, 2005 decreased $1,000 to $118,000 from $119,000 for the three months ended March 31, 2004. The decrease in net income was the result of the decrease in revenues offset by a $1,000 decrease in expenses.


Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      Equity in net loss of joint venture for the three months ended March 31, 2005 increased $60,000 to $171,000 from $111,000 for the three months ended March 31, 2004. The Registrant's portion of revenue for the three months ended March 31, 2005 decreased $91,000, offset by a $31,000 decrease in the Registrant's share of expenses.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005
           ----------------------------------------------------------

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2005, a 1% change in LIBOR would impact the Registrant's three months net loss and cash flows by approximately $9,986.


ITEM 4.                                     CONTROLS AND PROCEDURES
                                            -----------------------

         (a) The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

         (b) There have been no changes in the Registrant's internal controls during the quarter ended March 31, 2005 that could significantly affect those controls subsequent to the date of evaluation.


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






                                     SB PARTNERS
                                     -------------------------------------------
                                     (Registrant)



                                 By: SB PARTNERS REAL ESTATE CORPORATION
                                     -------------------------------------------
                                     General Partner


                                     Chief Executive Officer

Dated: May 16, 2005               By:/s/ David Weiner
                                     -------------------------------------------
                                     David Weiner
                                     Vice Chairman


                                     Principal Financial & Accounting Officer

Dated: May 16, 2005               By:/s/ George N. Tietjen III
                                     -------------------------------------------
                                     George N. Tietjen III
                                     Chief Financial Officer & Treasurer

Exhibit 31
----------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT 0F 2002

I, David Weiner, certify that:

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

(4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

(5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

                                     Chief Executive Officer

Date:   May 16, 2005                 /s/ David Weiner
                                     -------------------------------------------
                                     David Weiner
                                     Vice Chairman

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

(4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

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


                                     Principal Financial & Accounting Officer

Date:   May 16, 2005                 /s/ George N. Tietjen III
                                     -------------------------------------------
                                     George N. Tietjen III
                                     Chief Financial Officer & Treasuer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                     Chief Executive Officer

Date:   May 16, 2005                 /s/ David Weiner
                                     -------------------------------------------
                                     David Weiner
                                     Vice Chairman






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                     Principal Financial & Accounting Officer

Date:   May 16, 2005                 /s/ George N. Tietjen III
                                     -------------------------------------------
                                     George N. Tietjen III
                                     Chief Financial Officer & Treasurer