Form 10-Q
period 2005-06-30
SB PARTNERS
filed 2005-08-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005
                                           -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
                                                   --------------  -------------
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


------------------------------------------------------------------------- ------
   (Former name, former address and former fiscal year, if changed since last report.)

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

                                 Not Applicable
                                 --------------

SB PARTNERS

                                      INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             June 30, 2005 and December 31, 2004...............................1

         Consolidated Statements of Operations
             for the three and six months ended June 30, 2005 and 2004.........2

         Consolidated Statements of Changes in Partners' Capital
             for the six months ended June 30, 2005............................3

         Consolidated Statements of Cash Flows
             for the six months ended June 30, 2005 and 2004...................4

         Notes to Consolidated Financial Statements........................5 - 7

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations................8 - 14

         Quantitative and Qualitative Disclosures about Market Risk...........15

         Controls and Procedures..............................................15

Part II

         Other Information....................................................15

         Signatures...........................................................16

         Exhibit 31......................................................17 - 18

         Exhibit 32...........................................................19

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                     CONSOLIDATED BALANCE SHEETS(Unaudited)
                       June 30, 2005 and December 31, 2004
                 -----------------------------------------------
                                                      June 30,      December 31,
                                                       2005             2004
                                                    -----------     -----------
Assets:
  Investments -
   Real estate, at cost
    Land                                            $ 3,062,500     $ 3,062,500
    Buildings, furnishings and improvements          30,194,838      29,934,324
    Less - accumulated depreciation                  (4,457,655)     (4,066,544)
                                                    -----------     -----------
                                                     28,799,683      28,930,280

  Real estate held for sale                           3,148,870      23,405,263
  Investment in joint venture                         2,768,478       2,813,589
                                                    -----------     -----------
                                                    34,717,031       55,149,132
  Other assets -
   Cash and cash equivalents                          4,614,032         126,361
   Cash held by lenders in escrow                       218,146         137,717
   Other                                                105,972         190,365
   Other assets in discontinued operations              264,000         706,650
                                                    -----------     -----------
       Total assets                                 $39,919,181     $56,310,225
                                                    ===========     ===========
Liabilities:
  Mortgage notes payable                            $ 9,690,423     $13,655,977
  Accounts payable and accrued expenses                 258,411         719,995
  Tenant security deposits                              105,065         118,974
  Other liabilities in discontinued
   operations, including $3,437,149
   and $19,372,655 of mortgage notes payable          3,628,740      19,548,434
                                                    -----------     -----------
       Total liabilities                             13,682,639      34,043,380
                                                    -----------     -----------

Partners' Capital:
  Units of partnership interest without par value;
   Limited partners - 7,753 units                    26,251,593      22,282,408
   General partner - 1 unit                             (15,051)        (15,563)
                                                    -----------     -----------
       Total partners' capital                       26,236,542      22,266,845
                                                    -----------     -----------
       Total liabilities and partners' capital      $39,919,181     $56,310,225
                                                    ===========     ===========

                 See notes to consolidated financial statements.


                                                  SB PARTNERS
                                        (A New York Limited Partnership)
                                         ------------------------------

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                               -------------------------------------------------
                                                     For The Three Months         For The Six Months
                                                         Ended June 30,             Ended June 30,
                                                    ----------------------    -------------------------
                                                      2005         2004          2005          2004
                                                    ---------    ---------    ----------    -----------
Revenues:
  Base rental income                                $ 961,685    $ 913,374    $1,918,717    $ 1,825,447
  Other rental income                                 101,467       94,000       205,990        200,078
  Interest on short-term investments                   31,182        1,008        31,139          3,243
                                                    ---------    ---------    ----------    -----------
       Total revenues                               1,094,334    1,008,382     2,155,846      2,028,768
                                                    ---------    ---------    ----------    -----------
Expenses:
  Real estate operating expenses                      495,879      466,485       946,812        941,203
  Interest on mortgage notes payable                  205,449      221,937       438,918        439,928
  Depreciation and amortization                       203,902      198,237       405,915        410,177
  Real estate taxes                                   125,338      109,854       247,617        235,876
  Management fees                                     172,090      177,924       342,720        354,652
  Other                                                23,522        5,221        32,097         15,204
                                                    ---------    ---------    ----------    -----------
       Total expenses                               1,226,180    1,179,658     2,414,079      2,397,040
                                                    ---------    ---------    ----------    -----------
Loss from continuing operations                      (131,846)    (171,276)     (258,233)      (368,272)

Equity in net loss of joint venture                   (99,097)     (34,234)     (270,111)      (145,276)

Loss from discontinued operations                      (5,341)     (51,304)   (1,542,590)      (145,418)

Net gain on sale                                            0            0     6,350,771              0
                                                    ---------    ---------    ----------    -----------
Net income (loss)                                    (236,284)    (256,814)    4,279,837       (658,966)

  Income (loss) allocated to general partner              (30)         (33)          552            (85)
                                                    ---------    ---------    ----------    -----------
  Income (loss) allocated to limited partners       $(236,254)   $(256,781)   $4,279,285    $  (658,881)
                                                    =========    =========    ==========    ===========

Earnings Per Unit of Limited Partnership Interest
 (Basic and Diluted)

Continuing operations                               $  (29.79)   $  (26.51)   $   (68.15)   $    (66.24)
                                                    =========    =========    ==========    ===========

Discontinued Operations
 (including gain on sale)                           $   (0.69)   $   (6.62)   $   620.17    $    (18.76)
                                                    =========    =========    ==========    ===========

Net income (loss)                                   $  (30.48)   $  (33.13)   $   552.02    $    (85.00)
                                                    =========    =========    ==========    ===========
Weighted Average Number of Units of Limited
 Partnership Interest Outstanding                       7,753        7,753         7,753          7,753
                                                    =========    =========    ==========    ===========

                         See notes to consolidated financial statements.



                                           SB PARTNERS
                                 (A New York Limited Partnership)
                                  ------------------------------

                                 CONSOLIDATED STATEMENTS OF CHANGES IN
                   PARTNERS' CAPITAL For the six months ended June 30, 2005 (Unaudited)
                   -------------------------------------------------------------------

 Limited Partners:
                                      Units of
                                    Partnership
                                      Interest             Cumulative      Accumulated
                                    -----------               Cash          Earnings
                                 Number      Amount       Distributions     (Losses)        Total
                                 ------   ------------    -------------    -----------   -----------
Balance, January 1, 2005         7,753    $119,968,973    $(105,131,961)   $7,445,396    $22,282,408
 Cash distributions                  0               0         (310,100)            0       (310,100)
 Net income for the period           0               0                0     4,279,285      4,279,285
                                 -----    ------------    -------------    ----------    -----------
Balance, June 30, 2005           7,753    $119,968,973    $(105,442,061)   11,724,681    $26,251,593
                                 =====    ============    =============    ==========    ===========

 General Partner:
                                      Units of
                                    Partnership
                                      Interest             Cumulative      Accumulated
                                    -----------               Cash          Earnings
                                 Number        Amount     Distributions     (Losses)        Total
                                 ------   ------------    -------------    -----------   -----------
Balance, January 1, 2005             1         $10,000         $(25,514)         $(49)      $(15,563)
 Cash distributions                  0               0              (40)            0            (40)
 Net income for the period           0               0                0           552            552
                                 -----    ------------    -------------    ----------    -----------
Balance, June 30, 2005               1         $10,000         $(25,554)         $503       $(15,051)
                                 =====    ============    =============    ==========    ===========


                                 See notes to consolidated financial statements.

                                           SB PARTNERS
                                (A New York Limited Partnership)
                                 ------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        ------------------------------------------------
                                                              For the Six Months Ended
                                                                     June 30,
                                                             --------------------------
                                                                 2005           2004
                                                             ------------    ----------
Cash Flows From Operating Activities:
 Net Income (Loss)                                           $  4,279,837    $ (658,966)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
    Gain on sale of investment in real estate property         (6,350,771)            0
      Equity in net loss of joint venture                         270,111       145,276
      Depreciation and amortization                               636,508       807,689
      Net decrease(increase) in operating assets                  160,893      (310,383)
      Net decrease in operating liabilities                      (459,681)      (74,670)
                                                             ------------    ----------
    Net cash used in operating activities                      (1,463,103)      (91,054)
                                                             ------------    ----------

Cash Flows From Investing Activities:
      Proceeds from sale of investment in real estate          26,581,743             0
      Capital additions to real estate owned                     (326,696)     (249,797)
      Investment in joint venture                                (225,000)      (30,000)
      Decrease in cash held in escrow                             131,927       197,710
                                                             ------------    ----------
    Net cash provided by (used in) investing activities        26,161,974       (82,087)
                                                             ------------    ----------

Cash Flows From Financing Activities:
      Borrowings under revolving credit facility                  200,000       700,000
      Repayments under revolving credit facility               (4,100,000)            0
      Principal payments on mortgage notes payable               (142,010)     (218,750)
      Settlement of mortgage notes payable                    (15,859,050)            0
      Distributions paid to partners                             (310,140)     (310,140)
                                                             ------------    ----------
    Net cash (used in) provided by financing activities       (20,211,200)      171,110
                                                             ------------    ----------

    Net increase(decrease) in cash and cash equivalents         4,487,671        (2,031)
      Cash and cash equivalents at beginning of period            126,361       186,390
                                                             ------------    ----------

      Cash and cash equivalents at end of period             $  4,614,032     $ 184,359
                                                             ============    ==========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest               $  2,296,319    $1,093,264
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

         The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at June 30, 2005 is estimated to be fully realizable.

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


(2) INVESTMENTS IN REAL ESTATE
         As of June 30, 2005, the Partnership owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2005 and December 31, 2004:

                                                                 Real Estate at Cost
                         No.of    Year of                    --------------------------
Type                     Prop.  Acquisition   Description      6/30/05        12/31/04
----                     -----  -----------  -------------   -----------    -----------
Residential properties     2      1991-99     438 Apts.      $28,465,877    $28,232,372
Industrial flex property   1      2002        60,345 sf        4,791,461     4,764,452

                                                             -----------    -----------
Total cost                                                    33,257,338     32,996,824
Less: accumulated depreciation                                (4,457,655)    (4,066,544)
                                                             -----------    -----------
                                                              28,799,683     28,930,280
Real estate held for sale (a)                                  3,148,870     23,405,263
                                                             -----------    -----------
Total investments in real estate                             $31,948,553    $52,335,543
                                                             ===========    ===========

(a) At June 30, 2005, real estate held for sale includes Holiday Park Apartments and the 13.9 acres of undeveloped land. At December 31, 2004 it includes Cypress Key Apartments, Holiday Park Apartments and the 13.9 acres of undeveloped land.


(3) REAL ESTATE TRANSACTION

         On March 28, 2005, the Partnership sold Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $27,000,000 in an all cash transaction. The carrying value of the property at the time of sale was $20,230,974, which resulted in a net gain for financial reporting purposes of $6,350,771 after the closing costs of $418,255. The historical cost of the property at the time of sale was $23,843,606. The mortgage note secured by Cypress Key Apartments was paid in full and retired concurrently.


(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following non-recourse first liens:

                                                 Annual                          Net Carrying Amount
                      Interest    Maturity     Installment     Amount Due     June 30,      December 31,
Property                Rate        Date       Payments(a)     at Maturity      2005            2004
--------------------------------------------------------------------------   -----------    -----------
Halton Place(b)            N/A       09/05    Interest Only            $0    $         0    $ 3,900,000

Le Coeur du Monde       7.805%       10/09          890,447     9,075,763      9,690,423      9,755,977
                                                                             -----------    -----------
                                                                               9,690,423     13,655,977
                                                                             -----------    -----------
Other liabilities in discontinued operations
Cypress Key             6.605%       01/09        1,322,707    14,772,418              0     15,904,543
Holiday Park            6.895%       02/08          300,169     3,277,785      3,437,149      3,468,112
                                                                             -----------    -----------
                                                                               3,437,149     19,372,655
                                                                             -----------    -----------

                                                                             $13,127,572    $33,028,632
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


(5) DISTRIBUTIONS
         In March 2005, the Partnership made a cash distribution of $40 per unit to Unitholders of record as of December 31, 2004, which totaled $310,140 based on 7,753 units outstanding.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF JUNE 30, 2005
          AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      --------------------------------------------------------------------

General

        The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 reflect the operations of three residential garden apartment properties, a joint venture and an industrial flex property.

Results of Operations -

      Total revenues from continuing operations for the three months ended June 30, 2005 increased $86,000 to approximately $1,094,000 from approximately $1,008,000 for the three months ended June 30, 2004. Loss from continuing operations decreased $39,000, to a net loss of approximately $132,000 for the three months ended June 30, 2005, from loss of approximately $171,000 for the three months ended June 30, 2004. In addition, equity in net loss from joint venture increased by $65,000 to $99,000 for the three months ended June 30, 2005 from $34,000 for the same period ended June 30, 2004. Loss from discontinued operations for the three months ended June 30, 2005, decreased approximately $46,000 to $5,000 from a loss of approximately $51,000 for the three months ended June 30, 2004.

Total expenses from continuing operations for the three months ended June 30, 2005 increased approximately $47,000 from the three months ended June 30, 2004.

      Total revenues from continuing operations for the six months ended June 30, 2005 increased $127,000 to approximately $2,156,000 from approximately $2,029,000 for the six months ended June 30, 2004. Loss from continuing operations decreased approximately $110,000, to a loss of approximately $258,000 for the six months ended June 30, 2005, from a loss of approximately $368,000 for the six months ended June 30, 2004. In addition, equity in net loss from joint venture increased by $125,000 to $270,000 for the six months ended June 30, 2005 from $145,000 for the same period ended June 30, 2004. Income from discontinued operations including gain on sale of investment in real estate for the six months ended June 30, 2005, increased approximately $4,953,000 to $4,808,000 from a loss of approximately $145,000 for the six months ended June 30, 2004.


Total expenses from continuing operations increased $17,000 for the six months ended June 30, 2005 when compared with the same period for 2004.

      Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three and six months ended June 30, 2005 and 2004.

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



CRITICAL ACCOUNTING POLICIES
----------------------------

The Registrant's critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to such policies in 2005. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2005, the Registrant had cash and cash equivalents of approximately $4,614,000 in addition to approximately $439,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which $221,000 is included in other assets in discontinued operations. These balances are approximately $4,356,000 higher than the cash, cash equivalents and deposits held in escrow on December 31, 2004. The increase in cash and cash equivalents is due primarily to the sale of Cypress Key Apartments, which provided approximately $10,723,000 of cash after closing costs and retiring its related mortgage note of approximately $15,859,000. Operating activities used approximately $1,463,000 of cash during the six months ended June 30, 2005, of which approximately $992,000 was used by discontinued operations including the prepayment premium on the early retirement of the mortgage secured by Cypress Key Apartments. During the same period, the Registrant borrowed $200,000 and later repaid the entire $4,100,000 balance under the revolving credit facility that is secured by Halton Place Apartments. Other uses of cash during the period included an additional investment in joint venture of $225,000, distributions amounting to approximately $310,140 that were paid to Unitholders of record as of December 31, 2004, capital additions to existing real estate properties totaling approximately $327,000 during the period, and principal payments of approximately $142,000 made on mortgage notes payable.

      Total outstanding debt at June 30, 2005 consisted of approximately $13,128,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). The maturity date of the credit facility was extended to September 1, 2005. Scheduled maturities through regularly scheduled monthly payments will be approximately $100,000 for the remainder of 2005. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

      Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

      In March 2005, the Registrant made a distribution of $40 per unit to Unitholders of record as of December 31, 2004. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

      The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Holiday Park Apartments (Holiday, Florida)
-----------------------

      Holiday Park Apartments has been designated as real estate property held for sale as of June 22, 2005. As such, this investment is reflected as real estate property held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as loss from discontinued operations in the accompanying consolidated statement of operations.

      Total revenues for the three months ended June 30, 2005 increased $25,000 to $394,000 from $369,000 for the three months ended June 30, 2004. Net income, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2005 increased $12,000 to $47,000 from $35,000 for the three months ended June 30, 2004. Higher rental rates on new and renewing leases added approximately $35,000 to revenues. Additionally, revenue increased $7,000 and $5,000 due to increases in utility and washer and dryer income. These increases in revenues were partially offset by increased rental concessions, which lowered revenues approximately $19,000. The increased revenues from rental rates were also offset by lower average occupancy of approximately 1.1%, to 95.0% from 96.1% for the three months ended June 30, 2004, which decreased revenues by approximately $7,000. The increase in net income was the result of higher revenue, offset by a $12,000 increase in expenses, as the result of a $9,000 and $4,000 increases in payroll costs and utilities, respectively.


      Total revenues for the six months ended June 30, 2005 increased $38,000 to $766,000 from $728,000 for the six months ended June 30, 2004. Net income, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2005 decreased $17,000 to $62,000 from $79,000 for the six months ended June 30, 2004. Increased revenue is primarily attributable to an increase in rental rates implemented at the property on new and renewing leases which increased revenues approximately $66,000. This increase in revenue was partially offset by increased rental concessions, which lowered revenues approximately $29,000, and a decrease in occupancy of .4% from 93.7% to 93.3%, which decreased revenues $5,000. The decrease in net income was the result of higher revenue, more than offset by increased expenses of $55,000. Payroll, repairs and maintenance, utilities and marketing increased by $21,000, $18,000, $7,000 and $7,000, respectively, as compared to the same period in 2004.

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

Total revenues for the six months ended June 30, 2005 decreased $683,000 to $737,000 from $1,420,000 for the six months ended June 30, 2005. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the six months ended June 30, 2005 increased $1,379,000 to $1,603,000 from $224,000 for the six months ended June 30, 2004.

Due to the sale of the property by the Registrant, the reporting period for Cypress Key Apartments ended on March 28, 2005. The changes in revenue and income are due substantially to the shortened reporting period. Furthermore, as Cypress Key Apartments was a real estate asset held for sale as of October 19, 2004, no depreciation was charged to expense in the current period, which decreased depreciation expense $291,000, from the six month period of the prior year. Due to the retirement before the maturity date of the mortgage note, interest expense increased $1,206,122 primarily due to the prepayment premium of approximately $1,476,000, and amortization expense increased $117,000 as the balance of the unamortized deferred financing costs incurred in connection with the mortgage note were written off. Those amounts are included in loss from discontinued operations in the consolidated statements of operations.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended June 30, 2005 increased $23,000 to $407,000 from $384,000 for the three months ended June 30, 2004. Net income, which includes deductions for depreciation and interest expense, for the three months ended June 30, 2005 increased $1,000 to $61,000 from $60,000 for the three months ended June 30, 2004. The increase in revenues is due primarily to higher occupancy at the property. Average occupancy for the three months ended June 30, 2005 increased 5.5%, to 95.0% from 89.5% for the three months ended June 30, 2004, which increased revenues $25,000. Higher revenues were offset by an increase in expenses of $22,000 which resulted in the increase in net income. Repairs and maintenance and payroll costs increased $15,000 and $6,000 respectively when compared to the same period for 2004.

      Total revenues for the six months ended June 30, 2005 increased $20,000 to $789,000 from $769,000 for the six months ended June 30, 2004. Net income, which includes deductions for depreciation and interest expense, for the six months ended June 30, 2005 decreased $9,000 to $97,000 from $106,000 for the six months ended June 30, 2004. Average occupancy increased 5%, to 94.7% from 89.7% for the comparable period in 2004, which increased rental revenue $48,000, but was offset by an increase in tenant concession of $15,000 and a decrease in miscellaneous income of $6,000. The decrease in net income was the result of higher revenues offset by a $29,000 increase in expenses. Payroll, repairs and maintenance and real estate taxes increased $9,000 each as compared to the same period in 2004.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended June 30, 2005 increased $26,000 to $436,000 from $410,000 for the three months ended June 30, 2004. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended June 30, 2005 decreased $15,000 to $80,000 from $95,000 for the three months ended June 30, 2004. Average occupancy decreased 0.5%, to 93.5% from 94.0% for the same period in 2004, which decreased revenues $4,000. In addition, a decrease in rental concessions, increased revenues by $9,000 and miscellaneous income increased $4,000. The decrease in net loss was a result of increased revenues net of an $11,000 increase in expenses. Real estate taxes and payroll costs increased $7,000 and $5,000 respectively, when compared for to the same three month period ended June 30, 2004.


      Total revenues for the six months ended June 30, 2005 increased $73,000 to $895,000 from $822,000 for the six months ended June 30, 2004. Net loss, for the six months ended June 30, 2005 which included deductions for depreciation and mortgage interest expense, decreased $82,000 to $109,000 from $191,000 for the six months ended June 30, 2004. The average occupancy rate increased 3.7%, to 93.9% in the current year from 90.2% for the same period in the prior year, which increased revenues $41,000. In addition, tenant concessions decreased, which in turn increased revenues $22,000. The decrease in net loss was a result of higher revenues combined with an $8,000 decrease in expenses. Payroll decreased $8,000 over the same period from 2004.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      Total revenues for the three months ended June 30, 2005 increased $4,000 to $217,000 from $213,000 for the three months ended June 30, 2004. Net income, which includes deductions for depreciation, for the three months ended June 30, 2005 decreased $5,000 to $116,000 from $121,000 for the three months ended June 30, 2004. The decrease in net income was the result of increased revenues offset by a $9,000 increase in expenses. Real estate taxes and repairs and maintenance both increased $4,000 as compared to the same period in 2004.

      Total revenues for the six months ended June 30, 2005 increased $1,000 to $434,000 from $433,000 for the six months ended June 30, 2004. Net income, which includes deductions for depreciation, for the six months ended June 30, 2005 decreased $6,000 to $234,000 from $240,000 for the six months ended June 30, 2004. The decrease in net income was the result of increased revenues offset by a $7,000 increase in expenses. Repairs and maintenance increased $7,000 as compared to the same period in 2004.




Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      Equity in net loss of joint venture for the three months ended June 30, 2005 increased $65,000 to $99,000 from $34,000 for the three months ended June 30, 2004. The Registrant's portion of revenue for the three months ended June 30, 2005 decreased by $106,000 primarily due to a 53% decrease in corporate suite revenue over the same period last year offset by a $41,000 decrease in the Registrant's expenses.

      Equity in net loss of joint venture for the six months ended June 30, 2005 increased $125,000 to $270,000 from $145,000 for the six months ended June 30, 2004. The Registrant's portion of revenue decreased approximately $197,000 also attributable to a 49% decrease in corporate suite revenue over the same period last year while its share of expenses decreased $67,000.

ITEM 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
           ----------------------------------------------------------

On March 31, 2005 the Registrant paid down the entire balance outstanding on the revolving credit facility under which interest incurred was determined based on current market rates that fluctuated with LIBOR.


ITEM 4.
                             CONTROLS AND PROCEDURES
                             -----------------------

            (a) The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

            (b) There have been no changes in the Registrant's internal controls during the quarter ended June 30, 2005 that could significantly affect those controls subsequent to the date of evaluation.


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






                                             SB PARTNERS
                                             -----------------------------------
                                             (Registrant)



                                         By: SB PARTNERS REAL ESTATE CORPORATION
                                             -----------------------------------
                                             General Partner




Dated: August 12, 2005                    By:/s/ David Weiner
                                             -----------------------------------
                                             David Weiner
                                             Vice Chairman



Dated: August 12, 2005                    By:/s/ George N. Tietjen III
                                             -----------------------------------
                                             George N. Tietjen III
                                             Chief Financial Officer & Treasurer

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


Date:   August 12, 2005                      /s/ David Weiner
                                             -----------------------------------
                                             David Weiner
                                             Vice Chairman

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




Date:   August 12, 2005                      /s/ George N. Tietjen III
                                             -----------------------------------
                                             George N. Tietjen III,
                                             Chief Financial Officer & Treasurer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   August 12, 2005                      /s/ David Weiner
                                             -----------------------------------
                                             David Weiner
                                             Vice Chairman



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(3) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   August 12, 2005                      /s/ George N. Tietjen III
                                             -----------------------------------
                                             George N. Tietjen III,
                                             Chief Financial Officer & Treasurer