Form 10-Q
period 2005-09-30
SB PARTNERS
filed 2005-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
                                           -------------------------------------

                                                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                to
                                              ----------------  ----------------
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

                                 Not Applicable
                                 --------------

                                  SB PARTNERS

                                      INDEX



Part I   Financial Information (Unaudited)

         Consolidated Balance Sheets as of
             September 30, 2005 and December 31, 2004..........................1

         Consolidated Statements of Operations
             for the three and nine months ended Sept 30, 2005 and 2004........2

         Consolidated Statements of Changes in Partners' Capital
             for the nine months ended Sept 30 2005............................3

         Consolidated Statements of Cash Flows
             for the nine months ended Sept 30, 2005 and 2004..................4

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

         Exhibit 31......................................................17 - 18

         Exhibit 32...........................................................19

ITEM 1. FINANCIAL STATEMENTS


                                   SB PARTNERS
                        (A New York Limited Partnership)
                         ------------------------------

                     CONSOLIDATED BALANCE SHEETS(Unaudited)
                    September 30, 2005 and December 31, 2004
                 -----------------------------------------------
                                                          September 30,    December 31,
                                                              2005            2004
                                                           -----------     -----------
Assets:
 Investments -
  Real estate, at cost
   Land                                                    $ 3,062,500     $ 3,062,500
   Buildings, furnishings and improvements                  30,385,194      29,934,324
   Less - accumulated depreciation                          (4,653,211)     (4,066,544)
                                                           -----------     -----------
                                                            28,794,483      28,930,280

 Real estate held for sale                                   3,156,460      23,405,263
 Investment in joint venture                                 2,751,259       2,813,589
                                                           -----------     -----------
                                                            34,702,202      55,149,132
 Other assets -
  Cash and cash equivalents                                  4,300,634         126,361
  Cash held by lenders in escrow                               245,356         137,717
  Other                                                        341,436         190,365
  Other assets in discontinued operations                      290,108         706,650
                                                           -----------     -----------
     Total assets                                          $39,879,736     $56,310,225
                                                           ===========     ===========
Liabilities:
 Mortgage notes payable                                     $9,656,677     $13,655,977
 Accounts payable and accrued expenses                         328,265         719,995
 Tenant security deposits                                      102,048         118,974
 Other liabilities in discontinued operations, including
  $3,421,263 and $19,372,655 of mortgage notes payable       3,640,035      19,548,434
                                                           -----------     -----------
     Total liabilities                                      13,727,025      34,043,380
                                                           -----------     -----------

Partners' Capital:
 Units of partnership interest without par value;
  Limited partners - 7,753 units                            26,167,773      22,282,408
  General partner - 1 unit                                     (15,062)        (15,563)
                                                           -----------     -----------
     Total partners' capital                                26,152,711      22,266,845
                                                           -----------     -----------
     Total liabilities and partners' capital               $39,879,736     $56,310,225
                                                           ===========     ===========

                           See notes to consolidated financial statements.


                                                         SB PARTNERS
                                              (A New York Limited Partnership)
                                               ------------------------------

                                      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                      -------------------------------------------------
                                                              For The Three Months            For The Nine Months
                                                               Ended September 30,             Ended September 30,
                                                           ---------------------------     ---------------------------
                                                              2005            2004            2005            2004
                                                           -----------     -----------     -----------     -----------
Revenues:
 Base rental income                                        $   966,652     $  941,294      $ 2,885,369     $ 2,766,742
 Other rental income                                           107,063         105,197         313,052         305,273
 Interest on short-term investments                             36,186           1,694          67,325           4,937
                                                           -----------     -----------     -----------     -----------
     Total revenues                                          1,109,901       1,048,185       3,265,746       3,076,952
                                                           -----------     -----------     -----------     -----------
Expenses:
 Real estate operating expenses                                499,807         487,129       1,446,618       1,428,333
 Interest on mortgage notes payable                            188,866         224,069         627,784         663,998
 Depreciation and amortization                                 203,902         198,238         609,817         608,415
 Real estate taxes                                             122,925         112,595         370,542         348,471
 Management fees                                               172,582         179,798         515,302         534,449
 Other                                                           4,825           2,249          36,922          17,452
                                                           -----------     -----------     -----------     -----------
     Total expenses                                          1,192,907       1,204,078       3,606,985       3,601,118
                                                           -----------     -----------     -----------     -----------
Loss from operations                                           (83,006)       (155,893)       (341,239)       (524,166)

Equity in net loss of joint venture                            (92,219)        (60,305)       (362,330)       (205,581)
                                                           -----------     -----------     -----------     -----------

Loss from Continuing Operations                               (175,225)       (216,198)       (703,569)       (729,747)

Profit(Loss) from discontinued operations                       91,394         (35,673)     (1,451,196)       (181,090)

Net gain on sale of investment in real
 estate property                                                     0               0       6,350,771               0
                                                           -----------     -----------     -----------     -----------
     Net income (loss)                                         (83,831)       (251,871)      4,196,006        (910,837)

Income (loss) allocated to general partner                         (11)            (32)            541            (117)
                                                           -----------     -----------     -----------     -----------
Income (loss) allocated to limited partners                $   (83,820)    $  (251,839)    $ 4,195,465       $(910,720)
                                                           ===========     ===========     ===========     ===========

Earnings Per Unit of Limited Partnership Interest
 (Basic and Diluted)

 Continuing operations                                     $    (22.60)    $    (27.89)    $    (90.75)    $    (94.12)
                                                           ===========     ===========     ===========     ===========

 Discontinued Operations
 (including gain on sale)                                  $     11.79     $     (4.60)    $    631.96     $    (23.36)
                                                           ===========     ===========     ===========     ===========

 Net income (loss)                                         $    (10.81)    $    (32.48)    $    541.21     $   (117.47)
                                                           ===========     ===========     ===========     ===========
 Weighted Average Number of Units of Limited
  Partnership Interest Outstanding                               7,753           7,753           7,753           7,753
                                                           ===========     ===========     ===========     ===========

                                       See notes to consolidated financial statements.



                                    SB PARTNERS
                           (A New York Limited Partnership)
                            ------------------------------

                         CONSOLIDATED STATEMENTS OF CHANGES IN
                      PARTNERS' CAPITAL For the nine months ended
                             September 30, 2005 (Unaudited)
                 --------------------------------------------------------

Limited Partners:
                                     Units of
                                   Partnership
                                     Interest           Cumulative     Accumulated
                               --------------------        Cash          Earnings
                               Number     Amount       Distributions     (Losses)       Total
                               ------  ------------    -------------   ------------  -----------
Balance, January 1, 2005        7,753  $119,968,973    $(105,131,961)  $ 7,445,396   $22,282,408
 Cash distributions                 0             0         (310,100)            0      (310,100)
 Net income for the period          0             0                0     4,195,465     4,195,465
                               ------  ------------    -------------   -----------   -----------
Balance, September 30, 2005     7,753  $119,968,973    $(105,442,061)  $11,640,861   $26,167,773
                               ======  ============    =============   ===========   ===========

General Partner:
                                     Units of
                                   Partnership
                                     Interest           Cumulative     Accumulated
                               --------------------        Cash          Earnings
                               Number     Amount       Distributions     (Losses)       Total
                               ------  ------------    -------------   -----------   -----------
Balance, January 1, 2005            1  $     10,000    $     (25,514)  $     (49)    $   (15,563)
 Cash distributions                 0             0              (40)          0             (40)
 Net income for the period          0             0                0         541             541
                               ------  ------------    -------------   ---------     -----------
Balance, September 30, 2005         1  $     10,000    $     (25,554)  $     492     $   (15,062)
                               ======  ============    =============   =========     ===========


                       See notes to consolidated financial statements.

                                       SB PARTNERS
                            (A New York Limited Partnership)
                             ------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    ------------------------------------------------
                                                             For the Nine Months Ended
                                                                   September 30,
                                                           -----------------------------
                                                               2005             2004
                                                           ------------     ------------
Cash Flows From Operating Activities:
 Net Income (Loss)                                         $  4,196,006     $   (910,837)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
   Gain on sale of investment in real estate property        (6,350,771)          -
   Equity in net loss of joint venture                          362,330          205,581
   Depreciation and amortization                                843,066        1,208,120
   Net increase in operating assets                             (94,293)        (392,345)
   Net (decrease) increase in operating liabilities            (365,663)          98,475
                                                           ------------     ------------
     Net cash (used in) provided by operating activities     (1,409,325)         208,994
                                                           ------------     ------------

Cash Flows From Investing Activities:
   Proceeds from sale of investment in real estate           26,581,743           -
   Capital additions to real estate owned                      (524,641)        (362,496)
   Investment in joint venture                                 (300,000)         (30,000)
   Decrease in cash held in escrow                               87,328           98,107
                                                           ------------     ------------
     Net cash (used in) provided by investing activities     25,844,430         (294,389)
                                                           ------------     ------------

Cash Flows From Financing Activities:
   Borrowings under revolving credit facility                   200,000          700,000
   Repayments under revolving credit facility                (4,100,000)          -
   Principal payments on mortgage notes payable                (191,642)        (331,012)
   Settlement of mortgage notes payable                     (15,859,050)          -
   Distributions paid to partners                              (310,140)        (310,140)
                                                           ------------     ------------
     Net cash provided by (used in) financing activities    (20,260,832)          58,848
                                                           ------------     ------------

     Net increase(decrease) in cash and cash equivalents      4,174,273          (26,547)
     Cash and cash equivalents at beginning of period           126,361          186,390
                                                           ------------     ------------

     Cash and cash equivalents at end of period            $  4,300,634     $    159,843
                                                           ============     ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                  $  2,544,342     $  1,642,011
                                                           ============     ============


                      See notes to consolidated financial statements.

SB PARTNERS
Notes to Consolidated Financial Statements (Unaudited)

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership"), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests. SB Partners Real Estate Corporation (the "General Partner")serves as the general partner of the Partnership.

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

         The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

         The significant accounting and financial reporting policies of the Partnership are as follows:
         (a) The accompanying consolidated financial statements include the accounts of SB Partners and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Revenues are recognized as earned and expenses are recognized as incurred. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         (b) In connection with the mortgage financing on certain of its properties, the Partnership placed the assets and liabilities of those properties into single asset limited partnerships, limited liability companies or land trusts which hold title to the properties. The Partnership has effective control over such entities and holds 100% of the beneficial interest. Accordingly, the financial statements of these subsidiaries are consolidated with those of the Partnership.
         (c) Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:
                        Buildings and improvements     5 to 40 years
                        Furnishings                    5 to 7 years
                Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, renewals and betterments, which increase the useful life of the real estate, are capitalized. Upon retirement or sale of property, the related cost and accumulated depreciation are removed from the accounts. Amortization of deferred financing and refinancing costs is computed on a straight-line basis over the terms of the related mortgage notes.
         (d) Real estate properties are regularly evaluated on a property-by-property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property is written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at September 30, 2005 is estimated to be fully realizable.

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


(2) INVESTMENTS IN REAL ESTATE
         As of September 30, 2005, the Partnership owned apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday, Florida; as well as an industrial flex property in Maple Grove, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2005 and December 31, 2004:

                                                            Real Estate at Cost
                         No.of    Year of                 ------------------------
Type                     Prop.  Acquisition  Description    9/30/05     12/31/04
----                     -----  -----------  -----------  -----------  -----------
Residential properties     2     1998,1999    438 Apts.   $28,618,691  $28,232,372
Industrial flex property   1     2002         60,345 sf     4,829,003    4,764,452
                                                          -----------  -----------
Total cost                                                 33,447,694   32,996,824

Less: accumulated depreciation                             (4,653,211)  (4,066,544)
                                                          -----------  -----------
                                                           28,794,483   28,930,280

Real estate held for sale (a)                               3,156,460   23,405,263
                                                          -----------  -----------
Total investments in real estate                          $31,950,943  $52,335,543
                                                          ===========  ===========

(a) At September 30, 2005, real estate held for sale includes Holiday Park Apartments and the 13.9 acres of undeveloped land. At December 31, 2004 it includes Cypress Key Apartments, Holiday Park Apartments and the 13.9 acres of undeveloped land.


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


(4) MORTGAGE NOTES PAYABLE
         Mortgage notes payable consist of the following non-recourse first liens:

                                            Annual                         Net Carrying Amount
                     Interest  Maturity   Installment   Amount Due   September 30,  December 31,
Property               Rate      Date     Payments(a)   at Maturity      2005          2004
-------------------------------------------------------------------  -------------  -----------
Halton Place(b)        N/A       12/05   Interest Only  $         0  $           0  $ 3,900,000

Le Coeur du Monde     7.805%     10/09         890,447    9,075,763      9,656,677    9,755,977
                                                                     -------------  -----------
                                                                         9,656,677   13,655,977
                                                                     -------------  -----------

Other liabilities in discontinued operations
Cypress Key           6.605%     01/09       1,322,707   14,772,418              0   15,904,543
Holiday Park          6.895%     02/08         300,169    3,277,785      3,421,263    3,468,112
                                                                     -------------  -----------
                                                                         3,421,263   19,372,655
                                                                     -------------  -----------

                                                                     $  13,077,940  $33,028,632
                                                                     =============  ===========

(a)      Annual installment payments include principal and interest.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which was secured by Halton Place Apartments. The term of the agreement was extended to December 1, 2005. Borrowings bore interest at the one-month LIBOR plus 1.95%. The agreement required the Borrower, Halton Place Carolina, LLC., a subsidiary of the Partnership, to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than
         1.2 to 1. On March 31, 2005, the Partnership repaid $4,100,000, reducing the outstanding balance to zero.

(5) DISTRIBUTIONS
         In March 2005, the Partnership made a cash distribution of $40 per unit to Unitholders of record as of December 31, 2004, which totaled $310,140 based on 7,753 units outstanding.

(6) SUBSEQUENT EVENTS
         On October 5, 2005, the Partnership acquired 435 Park Court, a 265,516 square foot commercial property located in Lino Lakes, Minnesota, for a contract price of $15,150,000 in an all-cash transaction. In connection with the acquisition, the Partnership obtained a mortgage loan for $10,000,000 that has an interest rate of 5.8% and matures in September, 2015. The mortgage loan is secured by the property.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF SEPTEMBER 30, 2005
       AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

General

        The consolidated financial statements for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 reflect the operations of four residential garden apartment properties, a joint venture and an industrial flex property. The consolidated financial statements for the three months ended September 30, 2005 reflect the operations of three residential garden apartment properties, a joint venture and an industrial flex property

Results of Operations -

      Total revenues from operations for the three months ended September 30, 2005 increased $62,000 to approximately $1,110,000 from approximately $1,048,000 for the three months ended September 30, 2004. Net loss from operations decreased $73,000, to a net loss of approximately $83,000 for the three months ended September 30, 2005, from net loss of approximately $156,000 for the three months ended September 30, 2004. In addition, equity in net loss from joint venture increased by $32,000 to $92,000 for the three months ended September 30, 2005 from $60,000 for the same period ended September 30, 2004. Net income from discontinued operations for the three months ended September 30, 2005 was $91,000, an increase of approximately $127,000 when compared to a loss of approximately $36,000 for the same period from 2004.

Total expenses from operations for the three months ended September 30, 2005 decreased approximately $11,000 from the three months ended September 30, 2004.

      Total revenues from operations for the nine months ended September 30, 2005 increased $189,000 to approximately $3,266,000 from approximately $3,077,000 for the nine months ended September 30, 2004. Net loss from operations decreased approximately $183,000, to a net loss of approximately $341,000 for the nine months ended September 30, 2005, from a net loss of approximately $524,000 for the nine months ended September 30, 2004. In addition, equity in net loss from joint venture increased by $156,000 to $362,000 for the nine months ended September 30, 2005 from $206,000 for the same period ended September 30, 2004. Net income from discontinued operations including gain on sale of investment in real estate for the nine months ended September 30, 2005 was $4,900,000, an increase of approximately $5,081,000 when compared to a loss of approximately $181,000 for the same period from 2004.


Total expenses from operations increased approximately $6,000 for the nine months ended September 30, 2005 when compared with the same period for 2004.

      Revenues generated by the apartment property owned by the partnership in which the Registrant has a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three and nine months ended September 30, 2005 and 2004.

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

Liquidity and Capital Resources
-------------------------------

      As of September 30, 2005, the Registrant had cash and cash equivalents of approximately $4,301,000 in addition to approximately $484,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which $238,000 is included in other assets in discontinued operations. These balances are approximately $4,087,000 higher than the cash, cash equivalents and deposits held in escrow on December 31, 2004. The increase in cash and cash equivalents is due primarily to the sale of Cypress Key Apartments, which provided approximately $10,723,000 of cash after closing costs and retiring its related mortgage note of approximately $15,859,000. Operating activities used approximately $1,409,000 of cash during the nine months ended September 30, 2005, of which approximately $758,000 was used by discontinued operations including the prepayment premium on the early retirement of the mortgage secured by Cypress Key Apartments. During the same period, the Registrant borrowed $200,000 and later repaid the entire $4,100,000 balance under the revolving credit facility that is secured by Halton Place Apartments. Other uses of cash during the period included an additional investment in joint venture of $300,000, distributions amounting to approximately $310,000 that were paid to Unitholders of record as of December 31, 2004, capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $451,000 and $74,000, respectively, and principal payments of approximately $192,000 made on mortgage notes payable.

      Total outstanding debt at September 30, 2005 consisted of approximately $13,078,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The maturity date of the credit facility was extended to December 1, 2005. Scheduled maturities through regularly scheduled monthly payments will be approximately $51,000 for the remainder of 2005. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

      Total revenues for the three months ended September 30, 2005 increased $13,000 to $392,000 from $379,000 for the three months ended September 30, 2004. Net income, which includes deductions for mortgage interest expense, for the three months ended September 30, 2005 increased $60,000 to $97,000 from $37,000 for the three months ended September 30, 2004. Higher rental rates on new and renewing leases added approximately $35,000 to revenues. These increases in revenues were partially offset by increased rental concessions, which lowered revenues approximately $13,000. Additionally, revenue decreased due to an increase in vacancy loss and a decrease in other income totaling $7,000. The increase in net income was the result of higher revenue, in additon to by a $47,000 decrease in expenses. The was primarily due to depreciation expense decreasing $48,000 as compared to the same period in 2004 as the expense was not incurred due to the property being classified as held for sale.


      Total revenues for the nine months ended September 30, 2005 increased $51,000 to $1,159,000 from $1,108,000 for the nine months ended September 30, 2004. Net income, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2005 increased $43,000 to $158,000 from $115,000 for the nine months ended September 30, 2004. Increased revenue is primarily attributable to an increase in rental rates implemented at the property on new and renewing leases which increased revenues approximately $101,000. This increase in revenue was partially offset by increased rental concessions, which lowered revenues approximately $42,000. Additionally, revenue decreased by $11,000 due to a decline in occupancy of 2.0% from 95.8% to 93.8% over the same period last year. The increase in net income was the result of higher revenue, being offset by increased expenses of $8,000. Payroll, utilities and repairs and maintenance increased by $22,000, $13,000 and $12,000, respectively, as compared to the same period in 2004. These were offset by a decrease in depreciation expense of $42,000 over the same period in 2004, as the expense was no longer incurred after June 22, 2005 when the property was classified as held for sale.

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

Total revenues for the nine months ended September 30, 2005 decreased $1,387,000 to $737,000 from $2,124,000. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the nine months ended September 30, 2005 increased $1,313,000 to $1,609,000 from $296,000 for the nine months ended September 30, 2004.

Due to the sale of the property by the Registrant, the reporting period for Cypress Key Apartments ended on March 28, 2005. The changes in revenue and income are due substantially to the shortened reporting period. Furthermore, as Cypress Key Apartments was a real estate asset held for sale as of October 19, 2004, no depreciation was charged to expense in the current period, which decreased depreciation expense $434,000, from the nine month period of the prior year. Due to the retirement before the maturity date of the mortgage note, interest expense increased $942,000 primarily due to the prepayment premium of approximately $1,476,000, and amortization expense increased $109,000 as the balance of the unamortized deferred financing costs incurred in connection with the mortgage note were written off. Those amounts are included in loss from discontinued operations in the consolidated statements of operations.

Halton Place Apartments (Greenville, South Carolina)
-----------------------

      Total revenues for the three months ended September 30, 2005 increased $26,000 to $397,000 from $371,000 for the three months ended September 30, 2004. Net income, which includes deductions for depreciation and interest expense, for the three months ended September 30, 2005 increased $44,000 to $73,000 from $29,000 for the three months ended September 30, 2004. The increase in revenues is due primarily to lower tenant concessions of $30,000 for the three months ended September 30, 2005 over the same period last year. Higher revenues were further supported by a decrease in expenses of $19,000 which resulted in the increase in net income. Payroll costs increased $17,000 when compared to the same period for 2004. In addition, interest decreased $33,000 as the line of credit was paid off in full prior to the three months ended September 30, 2005.

      Total revenues for the nine months ended September 30, 2005 increased $45,000 to $1,185,000 from $1,140,000 for the nine months ended September 30, 2004. Net income, which includes deductions for depreciation and interest expense, for the nine months ended September 30, 2005 increased $36,000 to $170,000 from $134,000 for the nine months ended September 30, 2004. Average occupancy increased 3.1% to 93.6% from 90.5% for the comparable period in 2004, which resulted in increased rental revenue of $48,000. The increase in net income was the result of higher revenues offset by a $10,000 increase in expenses. Payroll and real estate taxes increased $26,000 and $14,000, respectively, as compared to the same period in 2004. In addition, interest decreased $29,000 as the line of credit was paid off in full earlier in the current reporting period.

Le Coeur du Monde Apartments (St. Louis, Missouri)
----------------------------

      Total revenues for the three months ended September 30, 2005 increased $2,000 to $458,000 from $456,000 for the three months ended September 30, 2004. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended September 30, 2005 increased $18,000 to $65,000 from $47,000 for the three months ended September 30, 2004. The increase in net loss was a result of increased expenses of $20,000 offset by the increase in revenue of $2,000. Real estate taxes and payroll costs increased $7,000 and $15,000 respectively, when compared to the same period from 2004.


      Total revenues for the nine months ended September 30, 2005 increased $75,000 to $1,353,000 from $1,278,000 for the nine months ended September 30, 2004. Net loss, for the nine months ended September 30, 2005 which included deductions for depreciation and mortgage interest expense, decreased $64,000 to $174,000 from $238,000 for the nine months ended September 30, 2004. Higher rental rates on new and existing leases added $6,000 to revenues and the average occupancy rate increased 2.3% to 95.1% from 92.8% for the same period in the prior year, which in turn increased revenues $39,000. In addition, tenant concessions decreased, which increased revenues $6,000 combined with an increase in termination fees of $13,000. The decrease in net loss was a result of higher revenues offset by an $11,000 increase in expenses. Payroll increased $23,000, and was offset by a decrease in repairs and maintenance of $12,000 compared to the same period from 2004.

Eagle Lake Business Center IV (Maple Grove, Minnesota)
-----------------------------

      Total revenues for the three months ended September 30, 2005 decreased $1,000 to $217,000 from $218,000 for the three months ended September 30, 2004. Net income, which includes deductions for depreciation, for the three months ended September 30, 2005 increased $4,000 to $124,000 from $120,000 for the three months ended September 30, 2004. The increase in net income was primarily the result of a decrease in expenses of $5,000 offset by a decrease in revenues of $1,000. Payroll and repairs and maintenance decreased by $4,000 and $2,000, respectively, as compared to the same period in 2004.

      Total revenues for the nine months ended September 30, 2005 of $651,000 remained unchanged as compared to the nine months ended September 30, 2004. Net income, which includes deductions for depreciation, for the nine months ended September 30, 2005 decreased $2,000 to $358,000 from $360,000 for the nine months ended September 30, 2004. The decrease in net income was the result of the increase in expenses of $2,000.





Investment in Joint Venture (West Chester, Pennsylvania)
---------------------------

      Equity in net loss of joint venture for the three months ended September 30, 2005 increased $32,000 to $92,000 from $60,000 for the three months ended September 30, 2004. The Registrant's portion of revenue for the three months ended September 30, 2005 decreased by $86,000 primarily due to an 83% decrease in corporate suite revenue over the same period last year offset by a $54,000 decrease in the Registrant's expenses.

      Equity in net loss of joint venture for the nine months ended September 30, 2005 increased $156,000 to $362,000 from $206,000 for the nine months ended September 30, 2004. The Registrant's portion of revenue decreased approximately $282,000 also attributable to a 60% decrease in corporate suite revenue over the same period last year while its share of expenses decreased $126,000.

ITEM 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
           ----------------------------------------------------------

On March 31, 2005 the Registrant paid down the entire balance outstanding on the revolving credit facility under which interest incurred was determined based on current market rates that fluctuated with LIBOR.


ITEM 4.
                             CONTROLS AND PROCEDURES
                             -----------------------

            (a) The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

            (b) There have been no changes in the Registrant's internal controls during the quarter ended September 30, 2005 that could significantly affect those controls subsequent to the date of evaluation.


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






                                        SB PARTNERS
                                        ----------------------------------------
                                        (Registrant)



                                    By: SB PARTNERS REAL ESTATE CORPORATION
                                        ----------------------------------------
                                        General Partner




Dated: November 14, 2005            By: /s/ David Weiner
                                        ----------------------------------------
                                        David Weiner
                                        Vice Chairman



Dated: November 14, 2005            By: /s/ George N. Tietjen III
                                        ----------------------------------------
                                        George N. Tietjen III
                                        Principal Accounting & Financial Officer
                                        Chief Financial Officer & Treasurer

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


Date:   November 14, 2005               /s/ David Weiner
                                        ----------------------------------------
                                        David Weiner
                                        Vice Chairman

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




Date:   November 14, 2005               /s/ George N. Tietjen III
                                        ----------------------------------------
                                        George N. Tietjen III,
                                        Principal Accounting & Financial Officer
                                        Chief Financial Officer & Treasurer

Exhibit 32
----------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 14, 2005               /s/ David Weiner
                                        ----------------------------------------
                                        David Weiner
                                        Vice Chairman



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SB Partners (the "Partnership") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:   November 14, 2005               /s/ George N. Tietjen III
                                        ----------------------------------------
                                        George N. Tietjen III,
                                        Principal Accounting & Financial Officer
                                        Chief Financial Officer & Treasurer