Form 10-K/A
period 2004-12-31
SB PARTNERS
filed 2006-02-24
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

FORM 10-K/A.-AMENDED ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMENDMENT NUMBER 1. AS TO ITEM 15 FINANCIAL STATEMENTS

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended December 31, 2004

or

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from             to

Commission file Number:     0-8952

SB Partners
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State of other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 408-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Not Applicable
---------------------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] NO

Not Applicable
---------------------

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable
---------------------

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

None
-------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

The registrant’s Form 10-K for the year ended December 31, 2004 has been amended to reflect the inclusion of the audited financial statements of Waterview Associates, L.P. for the same period in accordance with Rule 3-09 of Regulation S-X.

Waterview Associates, L.P. is a joint venture, of which the Registrant is a partner, that owns an apartment property in West Chester, Pennsylvania. The registrant accounts for the investment using the equity method.

Waterview Associates L.P.
(a limited partnership)
Financial Statements
December 31, 2004, 2003 and 2002

PricewaterhouseCoopers LLP Two Commerce Square, Suite 1700 2001 Market Street Philadelphia, PA, 19103-7042 Telephone (267) 330 3000 Faxsimile (267) 330 3300

Report of Independent Auditors

To the Partners of
Waterview Associates, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in Partners’ capital, and cash flows present fairly, in all material respects, the financial position of Waterview Associates, L.P. (the “Partnership”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from April 30, 2002 (“Inception”) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 17, 2005, except for Footnote 9
which is December 22, 2005

Waterview Associates, L.P.
(a limited partnership)
Balance Sheets
December 31, 2004 and 2003

(in thousands of dollars)

	2004	2003

Assets
Cash and cash equivalents	$ 73	$ 114
Accounts receivable, net of allowance of $40 in 2004 and $47 in 2003, respectively	29	74
Rental Properties, at cost
Land	2,657	2,657
Land improvements	499	493
Building and improvements	15,095	15,075
Furnishings and equipment	480	400
	18,731	18,625
Less: Accumulated depreciation	(1,295)	(799)
	17,436	17,826
Prepaid and other assets	263	333
	$ 17,801	$ 18,347
Liabilities and Partners’ Capital
Liabilities
Accounts Payable	$ 93	$ 28
Accrued expenses and other liabilities	209	172
Security deposits payable	72	131
Prepaid rents	28	87
Debt Obligation	13,871	14,012
	14,273	14,430
Partners’ capital - see statement	3,528	3,917
	$ 17,801	$ 18,347

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Statement of Operations
Years Ended December 31, 2004 and 2003 and the
Period from April 30, 2002 ("Inception") through December 31, 2002

(in thousands of dollars)

	2004	2003	2002

Revenues
Rental revenue	$ 2,834	$ 2,742	$ 1,992
Other revenue	96	83	-
	2,930	2,825	1,992

Costs and expenses
Rental operations	1,762	1,572	1,069
General and administrative	66	43	33
Interest	1,036	1,043	702
Depreciation	495	485	314
	3,359	3,143	2,118

Net loss	$ (429)	$ (318)	$ (126)

The accompanying notes are an integral part of these financial statements.

 Waterview Associates, L.P.
(a limited partnership)
Statement of Changes in Partners' Capital
Years Ended December 31, 2004 and 2003 and the
Period from April 30, 2002 ("Inception") through December 31, 2002

(in thousands of dollars)

Partners’ capital, April 30, 2002 (“Inception”)	$ 4,380

Net loss	(126)

Partners’ capital, December 31, 2002	4,254

Partner contributions	31
Partner distributions	(50)
Net loss	(318)

Partners’ capital, December 31, 2003	3,917

Partners contributions	40
Net loss	(429)

Partners’ capital, December 31, 2004	$ 3,528

The accompanying notes are an integral part of these financial statements.

 Waterview Associates, L.P.
(a limited partnership)
Statement of Cash Flows
Years Ended December 31, 2004 and 2003 and the
Period from April 30, 2002 ("Inception") through December 31, 2002

(in thousands of dollars)

	2004	2003	2002

Cash flows from operating activities	$ (429)	$ (318)	$ (126)
Net loss
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation	496	485	314
Changes in assets and liabilities
Decrease (increase) in accounts receivable	45	(23)	18
Decrease (increase) in prepaid and other assets	70	(82)	(107)
Increase (decrease) in accounts payable	65	(20)	48
Increase in accrued expenses and other liabilites	37	13	79
(Decrease) increase in security deposit payable	(59)	131	-
(Decrease) increase in prepaid rents	(59)	13	-
Net cash and cash equivalents provided by operating activities	166	199	226

Cash flows used in investing activities
Capital expenditures	(106)	(76)	(50)

Cash flows used in financing activities
Scheduled principal repayments on debt obligations	(141)	(133)	(82)
Contributions from Partners	40	31	-
Distributions to Partners	-	(50)	-

Net cash and cash equivalents used by financing activites	(101)	(152)	(82)
Net (decrease) increase in cash and cash equivalents	(41)	(29)	94

Cash and cash equivalents
Beginning of period	114	143	49
End of period	$ 73	$ 114	$ 143

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 1,037	$ 1,044	$ 613

The accompanying notes are an integral part of these financial statements.

 Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2004, 2003 and 2002

1.	Business Operations and Organization

On April 3, 2002, SBP Waterview GP, LLC and SB Partners (collectively the “Sentinel Partners”) entered into a Partnership Admission and Contribution Agreement to acquire 75% of the interests in Waterview Associates, L.P. (the “Partnership”) from Waterview Management Co. (the Predecessor General Partner “GP”) and Steven H. Korman, Bradley J. Korman, Lawrence M. Korman and Mark G. Korman (collectively the “Korman Partners”). On April 30, 2002 (“Inception”) the Korman Partners and the Sentinel Partners (collectively the “Partners”) amended and restated the Limited Partnership Agreement whereby SBP Waterview GP replaced the Predecessor GP as the sole General Partner and revised the terms to reflect a new agreement among the Partners. As a result, these transactions have been reflected as the formation of a new joint venture at agreed-upon values. The new joint venture continued the operations of the Partnership.

The Partnership is the owner and operator of an apartment complex consisting of 207 apartment units, recreational facilities, and associated commercial space located in West Chester, Pennsylvania (the “Property”).

2.	Significant Accounting Policies

Cash and Cash Equivalents
The Partnership considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents primarily on deposit with one financial institution and at times these balances exceed federally insurable limits. Management of the Partnership believes it adequately mitigates this risk by only investing in or through major financial institutions.

Rental Properties
Property and equipment are stated at cost. The cost of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in income for the period.

The Partnership’s assets are depreciated over the following useful lives using the straight-line method of depreciation:

Building and improvements	15-40 years
Furnishings and equipment	5-7 years

Tenant Security Deposits
During 2003, the Partnership changed the accounting policy for tenant security deposits. As of December 31, 2004 and 2003, tenant security deposits are carried on the financial statements of the Partnership as both an asset, in prepaid and other assets, and liability, in security deposits payable. For the period from April 30, 2002 through December 31, 2002, security deposits were held by the management company, SHK Management Co., Inc.

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Federal Income Tax Reporting
No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax. The tax effects of its activities accrue to the Partners.

The Partnership’s tax returns and the amount of allocable profits and losses are subject to examination by federal and state taxing authorities. The tax liability of the partners could be modified if such an examination resulted in changes to Partnership profits and losses.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the year ended December 31, 2003 have been reclassified to conform to the presentation for the year ended December 31, 2004.

3.	Other Assets

Other assets as of December 31, 2004 and 2003 include restricted cash of approximately $99,400 and $93,000, respectively, for a replacement reserve and insurance and real estate escrows required under the first mortgage obligation of the Partners. As of December 31, 2004 and 2003, the Partnership also had security deposits in escrow of approximately $72,000 and $138,000, respectively.

4.	Debt Obligations

On August 3, 2001, the Partnership entered into a $14,300,000 mortgage note which accrues interest at the fixed rate of 7.31% per annum and requires monthly payments, including interest and principal equal to $ 98,134. The remaining principal balance of approximately $12.4 million and all accrued but unpaid interest is due at maturity on September 1, 2011. Generally, prior to June 1, 2011, the loan may not be prepaid and thereafter is pre-payable without penalty. However, subject to terms of the agreement, the loan may be defeased by the Partnership. The debt obligation is collateralized by the Property.

The following is a summary of estimated maturities over the next five years and thereafter:

(in thousands of dollars)

2005	$ 155
2006	167
2007	179
2008	190
2009	208
Thereafter	12,972
$13,871

The accompanying notes are an integral part of these financial statements.

 Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2004, 2003 and 2002

5.	Related Party Transactions

The property is managed by SHK Management Co., Inc., whose owner is a partner of the Partnership. For this service, the management company receives a fee equal to 5% of gross rents received.

For the years ended December 31, 2004 and 2003 and for the period from April 31, 2002 (“Inception”) through December 31, 2002, the Partnership paid management fees of approximately $147,000, $140,000 and $103,000, respectively, which are included as part of rental operations expenses.

6.	Long-Term Retail Leases

The Property had certain long-term retail tenants occupying a commercial building on the property. The Partnership received approximately $78,000, $82,000 and $47,000 related to these leases for the years ended December 31, 2004 and 2003 and for the period from April 31, 2002 (“Inception”) through December 31, 2002, respectively. As of December 31, 2004, these lease expiration dates range from December 2004 through August 2012 and provide for future annual rents as follows:

2005	$ 58,000
2006	60,000
2007	63,000
2008	65,000
2009	36,000
Thereafter	70,000

7.	Other Commercial Leases

During 2000, the Partnership entered into a leasing agreement (the “Agreement”) whereby certain recreational facilities at the Property will be managed by a professional management company, on a year-to-year basis. According to the terms of the Agreement, the Partnership receives base minimum rents of $7,000 per month in addition to percentage rents equal to 50% of all gross receipts, as defined in the Agreement, greater than $130,000. For the period April 30, 2002 (“Inception”) through December 31, 2002, the Partnership recognized total revenue of approximately $44,800.

During 2003, the Partnership fully reserved past due rent balances from the year ended December 31, 2003 and the period from April 30, 2002 (“Inception”) through December 31, 2002 of approximately $47,000 relating to the Agreement. The Partnership terminated the Agreement during 2003 due to the failure of the tenant to perform under the lease. During 2004, the Partnership received approximately $9,000 in cost fees from the Agreement. The remaining $38,000 is fully reserved, however, the Partnership continues to pursue collection.

8.	Commitments and Contingencies

The Partnership from time to time is a defendant in litigation in the normal course of business as a property owner. Management does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

In the normal course of business, the Partnership may, from time to time, enter into contracts or agreements with tenants and other vendors that commit the Partnership to specific or contingent liabilities. For the years ended December 31, 2004 and 2003 and the period from April 30, 2002 (“Inception”) through December 31, 2002, there were no contracts or agreements that management considers significant (either individually or in the aggregate) to the financial position or result of operations of the Partnership.

The accompanying notes are an integral part of these financial statements.

 Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2004, 2003 and 2002

9.	Subsequent Event

As of December 31, 2005, the Partners made additional contributions totaling $500,000 to the Partnership to fund operating deficits.

Additionally on December 22, 2005 the Partnership sold the property for a gross sales price of $25,750,000 resulting in a gain of approximately $8 million. The net proceeds after closing costs were in part used to defease the principal balance of the debt obligation, $2 million in defeasement costs and distributions to partners of approximately $5.8 million and $2.3 million to the Sentinel Partners and the Korman Partners, respectively. The remaining cash was retained by the Partnership to wind up its affairs. It is expected that the Partnership will be liquidated in late 2006 and any remaining cash distributed at that time.

The accompanying notes are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB Partners
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION GENERAL PARTNERS

Date: February 23, 2006		/s/ David Weiner
	By:	David Weiner Vice Chairman

Principal Financial & Accounting Officer

Date: February 23, 2006		/s/ George N. Tietjen III
	By:	George N. Tietjen III Chief Financial Officer & Treasurer