Form 10-K
period 2005-12-31
SB PARTNERS
filed 2006-03-31
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended December 31, 2005

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from to                  to

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

Units of Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [ ] Yes [X] No

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

Indicate by check mark whether the registrant is a large accerlerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

[ ] Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the "Registrant")

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2005, the Registrant owned apartment communities in St. Louis, Missouri; Greenville, South Carolina, and Holiday, Florida; as well as an industrial flex property in Maple Grove, Minnesota, a warehouse distribution property in Lino Lakes, Minnesota, and 13.9 acres of land in Holiday, Florida.

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

The Registrant does not maintain a Website. However, the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) are available on the SEC’s Website, www.sec.gov.

Recent Developments and Real Estate Investment Factors

The multifamily investment market continues to be influenced by the current low, but rising interest rate environment and strengthening national economy.  Many leading indicators are showing improved employment growth, continued for-sale housing affordability issues in many markets and condominium conversions provided for stronger rental apartment operations in 2005.  The low interest rate environment has lead to increased liquidity in the real estate market and as a result, strong price appreciation for the apartment sector.  Rising interest rates during 2005 resulted in increased borrowing costs to real estate investors, particularly those who utilize short term, floating rate borrowings where the interest rate is tied to LIBOR.  As interest rates continue to rise, financing costs of real estate investors will also continue to rise, and may have some impact on real estate asset pricing.

Average occupancy for the apartment portfolio increased on a same-store basis in 2005 to 93.9% from 92.9%.

(Please refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Registrant diversified the portfolio in 2005 with the sale of one apartment property, the acquisition of a warehouse distribution property and the sale of the underlying property in its joint venture. In March, the Registrant sold Cypress Key Apartments in Orlando, Florida. Comprised of 360 units, it was originally purchased in 1998. In October, the Registrant added a warehouse distribution center to the portfolio by purchasing 435 Park Court. The property consists of a recently completed warehouse containing 265,516 square feet of space and is currently 100% occupied by one tenant whose lease expires in September, 2017. Situated on 13.47 acres, the property is located in Lino Lakes, Minnesota. In December, Waterview Apartments, the underlying property in the Registrant’s joint venture, was sold. Located in Westchester, Pennsylvania and comprised of 203 apartment units and 6,000 square feet of commercial space, it was originally purchased by the joint venture in 2002.

ITEM 1A. General Real Estate Risks

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

General

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of apartment units, or a reduction in demand for apartment units, and industrial flex or warehouse distribution spaces in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew or relet the leases of a significant number of tenants, or, if the rental rates upon such renewal or reletting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unitholders may be adversely affected.

Risks of Liability and Loss

The development and ownership of real estate may result in liability to third parties due to conditions existing on a property which may result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or hurricane. Such liability or loss may be uninsurable in some circumstances, such as a loss caused by the presence of mold, or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

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

Debt Servicing and Financing

If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings. The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan based on lower debt service coverage, or if it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unitholders. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition and its ability to pay expected distributions to Unitholders. Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

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

Competition

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, neighborhood conditions, and changing demographic trends. All of the Registrant's properties are located in developed areas that include other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease apartment units and industrial flex or warehouse distribution space at its properties and on the rents charged at such properties. In addition, other forms of housing, including manufactured housing community properties and single-family housing, provide alternatives to potential residents of multi-family residential properties.

Tax Matters

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2005. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.

General

Efforts required in complying with Federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

There are approximately 19 full and part-time on-site project personnel employed at the Registrant's properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.PROPERTIES

The properties owned by the Registrant as of December 31, 2005 are as follows:

SB PARTNERS
Summary of Properties
As of December 31, 2005
							Occupancy
		Description			Acquisition	Percent	at	Mortgage
Property	Location	Sq. Ft.	Units	Acres	Date	Ownership	12/31/05	Payable

Apartments:
Holiday Park Apts. (a)	Holiday, FL	220,000	244	21.5	Jan 1991	100%	93.9%	$3,405,102
Halton Place Apts.	Greenville, SC	233,000	246	20.6	Dec 1998	100%	94.3%	$2,000,000
Le Coeur du Monde Apts.	St. Louis, MO	177,000	192	12.3	Sep 1999	100%	97.4%	$9,622,268
		630,000	682	54.4
Industrial Flex:

Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 2002	100%	100%	$0

Warehouse Distribution Center:

435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 2005	100%	100%	$10,000,000

Land:

Unimproved land (c)(a)	Holiday, FL	n/a	n/a	13.9	Jul 1978	100%	n/a	$0

Additional information regarding properties owned by the Registrant:
	2005	2004	2003	2002	2001
Average Occupancy (d)
Meadowwood Apts.	n/a	n/a	n/a	n/a	96.3%
Holiday Park Apts.(a)	93.5%	94.5%	94.5%	90.9%	91.6%
Cypress Key Apts. (e)	98.2%	91.7%	89.7%	90.4%	92.1%
Halton Place Apts.	92.7%	90.3%	84.5%	87.2%	88.5%
Le Coeur du Monde Apts.	95.5%	93.9%	86.7%	93.0%	93.0%
Eagle Lake Business Center IV	100.0%	100.0%	100.0%	100.0%	n/a
435 Park Court (b)	100.0%	n/a	n/a	n/a	n/a

Effective Annual Rent (d)
Meadowwood Apts. (f)	n/a	n/a	n/a	$7,013	$6,962
Holiday Park Apts. (a)(f)	$5,796	$5,522	$5,261	$5,056	$5,038
Cypress Key Apts. (e)(f)	$8,214	$7,656	$7,469	$7,706	$8,016
Halton Place Apts. (f)	$6,288	$5,886	$5,685	$6,095	$6,477
Le Coeur du Monde Apts. (f)	$8,998	$8,799	$8,358	$9,164	$8,963
Eagle Lake Business Center IV (g)	$14	$14	$14	$12	n/a
435 Park court (b)(g)	$4	n/a	n/a	n/a	n/a

(a) Property and adjacent land are held for sale.
(b) Property was purchased on October 5, 2005.
(c) Land is adjacent to Holiday Park Apartments.
(d) For period of ownership.
(e) Property was sold on March 28, 2005.
(f) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(g) Per square foot. Base rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.

ITEM 3.LEGAL PROCEEDINGS

The Registrant is a party to certain actions arising directly from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

NONE.

PART II

ITEM 5.MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2005 was 3,086.

At various times, the Registrant has generated and distributed cash to the Unitholders. Distribution of $40 per unit totaling $310,140 each were paid on March 1, 2005 and 2004 to Unit holders of record on December 31, 2004 and 2003, respectively. In addition, on March 1, 2006, the Registrant made a distribution of $350 per unit, totaling $2,713,725, to unitholders on record as of December 31, 2005. Including the latest distribution, cumulative distributions since inception have totaled $108,181,340. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues	$4,637	$4,130	$3,987	$3,818	$3,460
Operating Expenses, less Depreciation and Amortization	(4,319)	(4,069)	(4,056)	(4,422)	(3,805)
Depreciation and Amortization	(1,045)	(802)	(842)	(784)	(684)
Loss from Operations	(727)	(741)	(911)	(1,388)	(1,029)
Equity in Net Income (Loss) of Joint Venture	3,342	(317)	(239)	(93)	0
Income (loss) from continuing operations	2,615	(1,058)	(1,150)	(1,481)	(1,029)

(Loss) Income from Discontinued Operations	(1,316)	(272)	(378)	(682)	720
Gain on Sale of Investments in Real Estate	6,351	0	0	17,481	0
Net Income (Loss)	$7,650	$(1,330)	$(1,528)	$15,318	$(309)

Net Loss from Continuing Operations per Unit of Partnership Interest:	$337	$(136)	$(148)	$(191)	$(133)

Distributions paid per Unit of Partnership Interest	$40	$40	$500	$100	$100
Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$43,870	$28,930	$29,305	$29,689	$25,389
Real Estate Assets Held for Sale	$3,175	$23,405	$23,932	$24,482	$38,779
Total Assets	$55,341	$56,310	$57,811	$60,508	$67,005
Mortgage Notes Payable	$21,622	$13,656	$13,080	$10,244	$11,100
Other liabilities in discontinued operations	$3,529	$19,548	$20,275	$20,251	$40,604

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2005, the Registrant owned apartment communities in St. Louis, Missouri, Greenville, South Carolina, and Holiday, Florida, as well as an industrial flex property in Maple Grove, Minnesota, a warehouse distribution center in Lino Lakes, Minnesota, and 13.9 acres of land in Holiday, Florida.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2005.

Real Estate

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

Joint Venture

The Partnership has a non-controlling interest in a joint venture that is accounted for under the equity method of accounting because the other venture partner has substantive participative rights regarding the venture’s operations. Were the Partnership deemed to control this entity, it would have to be consolidated and therefore would impact the balance sheet, statement of operations and related ratios.

On December 22, 2005 Waterview Apartments, the underlying property owned by the joint venture, was sold. The joint venture plans to liquidate in 2006.

Revenue Recognition

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FIN47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Partnership's fiscal quarter December 31, 2005.  Upon review of its assets, the Partnership has concluded that no asset retirement obligation exists as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

As of December 31, 2005, the Registrant’s contractual obligations consisted of mortgage notes payable. Principal payments under the mortgage notes payable are due as follows:

For the year ending December 31,

2006	$2,212,021
2007	228,517
2008	3,434,168
2009	9,152,664
2010	0
Thereafter	10,000,000
Total	$25,027,370

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Registrant had cash and cash equivalents of approximately $7,082,000, in addition to approximately $264,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which approximately $126,000 is included in other assets in discontinued operations. These balances are approximately $6,649,000 more than the cash, cash equivalents and deposits held in escrow as of December 31, 2004. The increase in cash and cash equivalents is due primarily to the sale of Cypress Key Apartments, which provided approximately $10,723,000 in cash after closing costs and retirement of the related mortgage note of approximately $15,859,000, as well as a return of capital and distributions of $3,714,000 and $2,103,000, respectively, from the Registrant’s joint venture, which sold its underlying property, Waterview Apartments. After the distribution received from the joint venture, operating activities used approximately $1,019,000 of cash during the year, of which approximately $622,000 was used by discontinued operations including the prepayment premium on the early retirement of the mortgage secured by Cypress Key Apartments. During the same period, the Registrant borrowed $2,200,000 and repaid $4,100,000 under the revolving credit facility that is secured by Halton Place Apartments. In addition, the Registrant purchased a new commercial property at Lino Lakes, Minnesota for $15,312,000 which was partially funded by a first mortgage of $10,000,000 with Prudential Insurance Company. Other uses of cash during the period included an additional investment in joint venture of $375,000 and distributions totaling approximately $310,000 that were paid to Unitholders of record as of December 31, 2004. Furthermore, capital additions to real estate properties in continuing operations and real estate held for sale totaled approximately $640,000 and $93,000, respectively, as well as principal payments of approximately $242,000 made on mortgage notes payable.

In March 2001, the Registrant entered into a revolving credit facility with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. At December 31, 2005 $2,000,000 was outstanding under the credit facility, which was paid down in 2006. The term of the credit facility has been extended to March 31, 2007. Borrowings bear interest at LIBOR plus 1.95%.

Total outstanding debt at December 31, 2005 consisted of approximately $25,027,000 of long-term nonrecourse first mortgage notes, of which $3,405,000 is included in other liabilities in discontinued operations, and $2,000,000 under the revolving credit facility, all secured by real estate owned by the Registrant. Scheduled maturities through regularly scheduled monthly payments will be approximately $2,212,000 in 2006. The terms of certain mortgage notes require escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant generally has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

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

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2005 VS. 2004

Total revenues from continuing operations increased $507,000 to approximately $4,637,000 in 2005 from approximately $4,130,000 in 2004, primarily due to income provided by 435 Park Court, which was acquired in October, 2005. The Registrant generated net income from continuing operations of approximately $2,615,000 in 2005, an increase of $3,673,000 as compared with a net loss of approximately $1,058,000 in 2004. Total expenses from continuing operations for 2005 increased approximately $492,000 to $5,364,000 from $4,871,000 in 2004, primarily due to increases in amortization and depreciation of $243,000. In addition, equity in net income from joint venture, the primary cause of the increase in income from continuing operations, increased $3,659,000 to $3,342,000 for 2005 from a loss of $317,000 in 2004, primarily due to the sale of the joint venture’s underlying property, Waterview Apartments, in December 2005. The Registrant generated net income from discontinued operations after gain on sale of investment in real estate of approximately $5,035,000 in 2005, an increase of $5,307,000, as compared with a net loss of approximately $272,000 in 2004, primarily due to the gain on sale of Cypress Key Apartments in March 2005.

Interest expense from continuing operations was approximately $53,000 higher for 2005 as compared to 2004. This is primarily due to additional interest expense on the mortgage note of $10,000,000 taken out to partially fund the purchase of 435 Park Court. Interest expense from discontinued operations was approximately $675,000 higher for 2005 as compared to 2004, due to the net of the yield maintenance charge of $1,476,000 and reduction of $801,000 in mortgage interest expense relating to the retirement of the mortgage secured by Cypress Apartments concurrent with the sale of the property in March 2005.

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

Total revenues increased $74,000, to approximately $1,569,000 in 2005 from approximately $1,495,000 in 2004. Net income, which includes deductions for depreciation and mortgage interest expense, increased $114,000, to approximately $297,000 in 2005 from approximately $183,000 in 2004.

Increases in rental rates on new and renewing leases increased revenues by $134,000, which were offset by a $46,000 increase in tenant concessions as occupancy decreased by 1.0% to 93.5% in 2005 from 94.5% in 2004. The increase in net income was due to the combination of increasing revenues and lowered costs as operating expenses fell $38,000 to $1,272,000 from $1,310,000 in 2004. This was primarily due to a $90,000 decrease in depreciation expense as compared to 2004 as depreciation expense was no longer incurred when the property was classified as held for sale, offset by increases of $29,000 and $21,000 in real estate tax and payroll, respectively.

Holiday Park Apartments is located in Holiday, Florida, a city that is included in the Tampa-St. Petersburg, Florida Metropolitan Statistical Area (“MSA”). The MSA continued to see robust job growth in 2005 as employment increased by approximately 32,400 jobs or 2.5% of its employment base. Vacancy rate for the MSA decreased to 5.1% by the end of 2005 which is the result of lower unit deliveries to market, condominium conversions taking rental units off-line and the aforementioned job growth.

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

Total revenues for the year ended December 31, 2005 decreased $2,152,000 to $737,000 from $2,890,000. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the year ended December 31, 2005 increased $1,158,000 to $1,613,000 from $455,000 for the year ended December 31, 2004.

Due to the sale of the property by the Registrant, the reporting period for Cypress Key Apartments ended on March 28, 2005. The changes in revenue and income are due substantially to the shortened reporting period. Furthermore, as Cypress Key Apartments was a real estate asset held for sale as of October 19, 2004, no depreciation was charged to expense in the current period, which decreased depreciation expense $577,000, from the year ended December 31, 2004. Due to the retirement of the mortgage note prior to the maturity date, the Registrant incurred a yield maintenance payment of $1,476,000, which when offset by a decrease in mortgage interest expense of $801,000, resulted in increased interest expense of $678,000. Amortization expense increased $102,000 due to the write off of the balance of the unamortized deferred financing costs incurred in connection with the mortgage note financing. These amounts are included in loss from discontinued operations in the consolidated statements of operations.

Halton Place Apartments (Greenville, South Carolina)

Total revenues increased $85,000, to approximately $1,584,000 in 2005 from approximately $1,499,000 in 2004. Net income, which includes deductions for depreciation and mortgage interest expense, increased $7,000 to approximately $165,000 in 2005 from approximately $158,000 in 2004.

The increase in total revenues was primarily due to decreases in vacancy loss and tenant concessions of $51,000 and $45,000, respectively which resulted from a 2.4% increase in average occupancy to 92.7% in 2005 from 90.3% in 2004. The increase in net income was due primarily to the increase in revenues offset by a $79,000 increase in expenses. Depreciation expense increased $66,000 as additional assets were placed into service.

Halton Place Apartments is located within the Greenville-Spartanburg-Anderson, South Carolina MSA. During 2005, Greenville-Spartanburg-Anderson employment expanded by approximately 1,800 jobs or 0.6%. In addition, the market vacancy rate improved slightly to 10.5% from 12.1% in the previous year. Furthermore, rental rates improved by approximately 0.5% year as compared to the prior year.

Le Coeur du Monde Apartments (St. Louis, Missouri)

Total revenues increased $63,000, to approximately $1,817,000 in 2005 from approximately $1,754,000 in 2004. Net loss, which includes deductions for depreciation and mortgage interest expense, increased $51,000, to approximately $251,000 in 2005 from approximately $200,000 in 2004.

The increase in total revenues was primarily due to a $39,000 decrease in vacancy loss resulting from a 1.6% increase in average occupancy to 95.5% in 2005 from 93.9% in 2004. In addition, increasing rental rates on new and renewing leases added $10,000 to revenues, as well as an increase in termination fees added $8,000. The increase in net loss was due primarily to the increase in revenues offset by an increase in expenses of approximately $114,000. Depreciation expense increased $61,000 as additional assets were placed into service. In addition, real estate taxes and payroll increased $40,000 and $30,000, respectively.

During 2005, St. Louis employment grew by 15,700 new jobs or 1.2% over its employment base of approximately 1,361,000. Research reports indicate this is one of the fastest growing metropolitan areas in the United States. Apartment vacancy rates dropped slightly during 2005 to 8.0% from 8.2% in 2204 due to lower levels of new construction and employee growth. Market rate rents increased by 2.1% in 2005 as compared to the same period in 2004.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues remained unchanged in 2005 at $868,000. Net income, which includes deductions for depreciation, decreased $5,000, to approximately $475,000 in 2005 from approximately $480,000 in 2004.
Occupancy for both years was 100%. The decrease in net income was primarily due to a slight increase in expenses of $5,000.

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2,000,000 square feet in 2005. The 2005 vacancy rates for all industrial reported at 10.8%. Lease rates declined to $4.19 per square foot for all industrial and increased to $8.68 per square foot for office space. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.9%

435 Park Court (Lino Lakes, Minnesota)

On October 5, 2005, the Registrant acquired 435 Park Court, a 265,516 square foot warehouse distribution property located in Lino Lakes, Minnesota, for a contract price of $15,150,000 in an all cash transaction. In connection to the acquisition, the Registrant obtained a mortgage for $10,000,000, which is secured by the property. The entire property is leased to Distribution Alternatives, Inc., a Minnesota corporation through September 30, 2017.

For the period October 5 through December 31, 2005, total revenues of $271,000 were earned. Net income, which includes deductions for interest expense and depreciation, of $63,000 was earned after total expenses of $208,000. Expenses for 2005 were primarily interest expense and depreciation of $97,000 and $88,000 respectively.

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2,000,000 square feet in 2005. The 2005 vacancy rates for all industrial reported at 10.8%. Lease rates declined to $4.19 per square foot for all industrial and increased to $8.68 per square foot for office space. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.9%

Investment in Joint Venture

On December 22, 2005, Waterview Apartments, the underlying property in the joint venture, was sold for $25,750,000 in an all cash transaction. The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay the defeasance penalty of $2,064,000. The joint venture plans to liquidate in 2006.

Equity in net income of joint venture increased $3,659,000 to approximately $3,342,000 for 2005 as compared with an equity in net loss of $317,000 for 2004. The increase is primarily due to the Registrant’s portion of the approximate $7,720,000 gain on sale, net of the $2,064,000 defeasance penalty.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2004 VS. 2003

Total revenues from continuing operations increased $143,000 to approximately $4,130,000 in 2004 from approximately $3,987,000 in 2003. The Registrant generated a net loss from continuing operations of approximately $741,000 in 2004, a decrease of $170,000, as compared with a net loss of approximately $911,000 in 2003. Total expenses from continuing operations for 2004 decreased approximately $27,000 to $4,871,000 from $4,898,000 in 2003. Such increase was primarily the result of an approximate increase in real estate operating expenses of $88,000 and interest expense of $37,000 offset by decreases in real estate taxes and depreciation and amortization of $96,000 and $40,000, respectively. Total revenues from discontinued operations increased $182,000 to approximately $4,383,000 in 2004 from approximately $4,201,000 in 2003. The Registrant generated a net loss from discontinued operations of approximately $272,000 in 2004, a decrease of $106,000, as compared with a net loss of approximately $378,000 in 2003. Total expenses from discontinuing operations for 2004 increased approximately $76,000 to $4,655,000 from $4,579,000 in 2003. In addition, equity in net loss from joint venture increased by approximately $78,000 to approximately $317,000 in 2004 as compared to approximately $239,000 in 2003.

Interest expense from continuing operations was approximately $40,000 lower for the year ended December 31, 2004 than 2003. This is primarily due to reduced interest expense under the secured revolving credit agreement, which had a lower average balance in 2004. Interest expense from discontinued operations was approximately $21,000 lower for the year ended December 31, 2004 than 2003.

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

Holiday Park Apartments is located in Holiday, Florida, a city that is included in the Tampa-St. Petersburg, Florida Metropolitan Statistical Area (“MSA”). The MSA continued to see robust job growth in 2004 as employment increased by approximately 26,300 jobs or 2.1% of its employment base. Vacancy rate for the MSA decreased to 8% by the end of 2004 which is the result of lower unit deliveries to market, condominium conversions taking rental units off-line and the aforementioned job growth.

Cypress Key Apartments (Orlando, Florida)

This property was designated as real estate held for sale on October 19, 2004 and was sold on March 28, 2005. As such, this investment is reflected as real estate property held for sale on the accompanying December 31, 2004 consolidated balance sheet. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as loss from discontinued operations in the accompanying consolidated statement of operations.

Total revenues increased $88,000 to approximately $2,890,000 in 2004 from approximately $2,802,000 in 2003. Net loss, which includes deductions for depreciation and mortgage interest expense, decreased $77,000 to approximately $456,000 in 2004 from approximately $533,000 in 2003.

The increase in total revenues was primarily due to a 1% increase in rental rates implemented at the property on new and renewing leases, which resulted in a $22,000 increase in revenues. In addition, a 14% decrease in vacancy loss resulted in a $51,000 increase in revenues. Property occupancy increased 2% from an average of 89.7% in 2003 to 91.7% in 2004. Net loss decreased as a result of higher revenues in the current year offset by an increase in expenses of $10,000 due to approximate increases of $22,000, $11,000, $11,000, and $9,000 in advertising, administration, payroll and repairs and maintenance, respectively, offset by decreases of approximately $20,000 and $10,000 in depreciation and real estate tax, respectively.

Expanding employment in the educational/health care and leisure/hospitality sectors lead to continued strong job growth in the Orlando MSA in 2004. Overall employment grew by 2.4% or approximately 23,000 jobs over 2003 levels. The unemployment rate improved to 4.1% at the end of 2004 from approximately 5% at the end of 2003. The robust economy also lead to an improvement in the MSA vacancy rate to 7% at year end 2004 from 9% at the end of 2003. Rental increases slowed slightly to 1.2% in 2004 as a result of higher demand for home ownership in the continued low interest rate environment.

Halton Place Apartments (Greenville, South Carolina)

Total revenues increased $69,000, to approximately $1,499,000 in 2004 from approximately $1,430,000 in 2003. Net income, which includes deductions for depreciation and mortgage interest expense, increased $53,000, to approximately $158,000 in 2004 from approximately $105,000 in 2003.

The increase in total revenues was primarily due to a $109,000 decrease in vacancy loss resulting from a 5.8% increase in average occupancy to 90.3% in 2004 from 84.5% in 2003. The decrease in vacancy loss was offset by a $62,000 increase in tenant concessions. The increase in net income was due primarily to the increase in revenues offset by a $16,000 increase in expenses. Interest expense and administrative costs increased approximately $47,000 and $12,000, respectively. These were offset by decreases of $21,000, $9,000 and $6,000 in amortization, depreciation and real estate taxes.

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

The increase in total revenues was primarily due to a $129,000 decrease in vacancy loss resulting from a 7.2% increase in average occupancy to 93.9% in 2004 from 86.7% in 2003. This decrease in vacancy loss was offset by a $50,000 increase in tenant concessions. The increase in net income was due primarily to the increase in revenues in addition to a decrease in expenses of approximately $23,000. Real estate taxes, depreciation and interest decreased $78,000, $10,000 and $13,000 respectively. These were offset by payroll, repairs & maintenance, administrative and advertising costs which increased approximately $27,000, $27,000, $13,000 and $12,000, respectively.

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

The Minneapolis-St. Paul industrial market continued its modest recovery during 2004. Net absorption of industrial space in the MSA totaled approximately 2,300,000 square feet in 2004 and vacancy rates improved to 7.0% at the end of the year. Lease rates increased slightly to $4.27 per square foot for all industrial and $5.20 per square foot for office showroom space. The Minneapolis-St. Paul labor market remains strong as the unemployment rate of 4.0% is lower than the national average of 5.1%

Investment in Joint Venture

Equity in net loss of joint venture for 2004 was approximately $317,000 as compared with $239,000 for 2003. Equity in net loss of joint venture is net of the Registrant’s portion of deductions for depreciation of approximately $371,000 and $364,000, for the years ended December 31, 2004 and 2003, respectively. The joint venture has experienced recurring losses from operations and current operating cash flow is insufficient to fund property operations and contractual debt service payments on the mortgage note. Management believes that such cash flow shortfalls are temporary as a result of soft local market conditions and is currently evaluating alternatives to generate additional funds required to cover the shortfall.

On December 22, 2005 Waterview Apartments, the underlying property owned by the joint venture, was sold. The joint venture plans to liquidate in 2006.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 1, 2001, the Registrant entered into a revolving credit facility agreement with a bank under which borrowings bear interest at rates that fluctuate with LIBOR. As such, the Registrant has market risk to the extent interest rates fluctuate during the term and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the year ended December 31, 2005, a 1% change in LIBOR would impact the Registrant’s annual net income and cash flows by approximately $14,000.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Independent Auditors’ Report thereon, are contained herein on pages 27 through 38 of this Annual Report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 39 through 40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2005 that could significantly affect those controls subsequent to the date of evaluation.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	63	President & Director
Millie C. Cassidy	60	Vice President & Director
David Weiner	70	Chief Executive Officer
Anita Breslin	49	First Vice President
Robert Leniart	49	Vice President
Martin Cawley	49	Vice President
George N. Tietjen	45	Principal Financial and Accounting Officer

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

Mr. Cawley joined the General Partner in 1994. He is the regional manager responsible for commercial property transactions and management.

Mr. Tietjen joined the General Partner in 1990 and serves as its principal financial and accounting officer. He is a certified public accountant with over 24 years of real estate related financial, accounting and reporting experience.

ITEM 11.EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2005, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b)
As of December 31, 2005, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,840.50 Units of Limited Partnership Interest, representing 23.7% of the outstanding number of Units on December 31, 2005. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on September 27, 2005, when the total number of Units held reached 23% of the outstanding number of Units.

(c)	During the year ended December 31, 2005, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $687,210, $712,845, and $711,984, for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2005, 2004 or 2003.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $526,060 $617,279, and $600,677 in 2005, 2004, and 2003, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $25,824, $42,800, and $25,824, in 2005, 2004, 2003, respectively, and is based upon the trust company's standard rate schedule.

Reference is made to Items 10 and 11, and Notes 2 and 9 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP and its affiliated entities the Registrant's principal accountant for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $180,000 and $165,000 for the years ended December 31, 2005 and 2004, respectively.

2.
Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2005 and 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $20,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

4.
All Other Fees. Except for $33,000 billed in connection to the review of the Waterview financial statements for the form 10-K/A filed on February 24, 2006, no other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5.
(i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of the partnership. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial statements - The Registrant's 2005 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)
Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 27. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)	Exhibits Incorporated by Reference -

(c)
Financial statements - Waterview Associates, L.P., 2005 Annual Audited Financial Statements are included in this Annual Report on Form 10K.  Waterview Associates, L.P., is a joint venture, of which the Registrant is a partner.

Description	Incorporated by Reference to
Agreement of Limited Partnership	Exhibit A to Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on May 16, 1985

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
GENERAL PARTNER

Chief Executive Officer

March 31, 2006		/s/ David Weiner
	By:	David Weiner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	March 31, 2006
David Weiner

/s/ George N. Tietjen III	Principal Financial & Accounting Officer	March 31, 2006
George N. Tietjen III	(Chief Financial Officer & Treasurer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information ; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Date: March 31, 2006		/s/ David Weiner
	by:	David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Principal Financial & Accounting Officer
Date: March 31, 2006		/s/ George N. Tietjen III
	by:	George N. Tietjen III Chief Financial Officer & Treasurer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Date: March 31, 2006		/s/ David Weiner
	by:	David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)	the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Principal Financial & Accounting Officer
Date: March 31, 2006		/s/ George N. Tietjen III
	by:	George N. Tietjen III Chief Financial Officer & Treasurer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	28

Balance Sheets as of December 31, 2005 and 2004	29

Statements of Operations for the years ended December 31, 2005, 2004 and 2003	30

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003	31

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	32

Notes to Financial Statements	33 - 38

Supplemental Financial Statement Schedule:

Schedule III -- Real Estate and Accumulated Depreciation December 31, 2005	39 - 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SB Partners:

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the foregoing Table of Contents. These financial statements and financial statement schedule are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2006

SB PARTNERS
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS:
Investments -
Real estate, at cost
Land	$4,577,500	$3,062,500
Buildings, furnishings and improvements	44,372,200	29,934,324
Less - accumulated depreciation	(5,079,885)	(4,066,544)
	43,869,815	28,930,280

Real estate held for sale	3,175,270	23,405,263
Investment in joint venture	712,800	2,813,589
	47,757,885	55,149,132
Other assets -
Cash and cash equivalents	7,081,976	126,361
Cash held by lenders in escrow	137,354	137,717
Other	167,617	190,365
Other assets in discontinued operations	196,471	706,650
Total assets	$55,341,303	$56,310,225

LIABILITIES:
Mortgage notes payable	$21,622,268	$13,655,977
Accounts payable and accrued expenses	425,732	719,995
Tenant security deposits	157,751	118,974
Other liabilities in discontinued operations, including $3,405,102 and $19,372,655 of mortgage notes payable, respectively	3,528,951	19,548,434
Total liabilities	25,734,702	34,043,380

PARTNERS’ CAPITAL:
Units of partnership interest without par value;
Limited partners - 7,753 units	29,621,217	22,282,408
General partner - 1 unit	(14,616)	(15,563)
Total partners' capital	29,606,601	22,266,845
Total liabilities and partners' capital	$55,341,303	$56,310,225

See notes to consolidated financial statements.

SB PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2005	2004	2003

Revenues:
Rental income	$4,128,833	$3,717,223	$3,552,788
Other rental income	420,996	408,410	425,538
Interest on short-term investments	87,301	4,588	8,313
Total revenues	4,637,130	4,130,221	3,986,639

Expenses:
Real estate operating expenses	1,929,328	1,921,574	1,833,191
Interest on mortgage notes payable	942,510	889,998	853,448
Depreciation and amortization	1,045,232	802,123	842,160
Real estate taxes	452,284	406,467	502,063
Management fees	687,210	712,845	711,984
Other	307,291	138,410	155,029
Total expenses	5,363,855	4,871,417	4,897,875

Loss from operations	(726,725)	(741,196)	(911,236)

Equity in net income (loss) of joint venture	3,342,104	(317,007)	(238,992)
Income (loss) from continuing operations	2,615,379	(1,058,203)	(1,150,228)
Loss from discontinued operations	(1,316,254)	(272,033)	(377,677)

Net gain on sale of investment in real estate	6,350,771	0	0
Net income (loss)	7,649,896	(1,330,236)	(1,527,905)

Income (loss) allocated to general partner	987	(171)	(197)
Income (loss) allocated to limited partners	$7,648,909	$(1,330,065)	$1,527,708

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$337	$(136)	$(148)
Discontinuing Operations (including gain on sale)	$650	$(35)	$(49)
Net Income (Loss)	$987	$(171)	$(197)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For The Years Ended December 31, 2005, 2004, and 2003

Limited Partners:

	Units of Partnership Interest
	Number	Amount	Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2003	7,533	$119,968,973	$(100,945,611)	$10,303,169	$29,326,531
Cash distributions	0	0	(3,876,250)	0	(3,876,250)
Net loss for the year	0	0	0	(1,527,708)	(1,527,708)
Balance, December 31, 2003	7,533	$119,968,973	(104,821,861)	8,775,461	23,922,573
Cash distributions	0	0	(310,100)	0	(310,100)
Net loss for the year	0	0	0	(1,330,065)	(1,330,065)
Balance, December 31, 2004	7,533	$119,968,973	$(105,131,961)	$7,445,396	$22,282,408
Cash distributions	0	0	(310,100)	0	(310,100)
Net incomefor the year	0	0	0	7,648,909	7,648,909
Balance, December 31, 2005	7,533	$119,968,973	$(105,442,061)	$15,094,305	$29,621,217

General Partner:

	Units of Partnership Interest
	Number	Amount	Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2003	1	$10,000	$(24,974)	$319	$(14,655)
Cash distributions	0	0	(500)	0	(500)
Net loss for the year	0	0	0	(197)	(197)
Balance, December 31, 2003	1	$10,000	(25,474)	122	(15,352)
Cash distributions	0	0	(40)	0	(40)
Net loss for the year	0	0	0	(171)	(171)
Balance, December 31, 2004	1	$10,000	$(25,514)	$(49)	$(15,563)
Cash distributions	0	0	(40)	0	(40)
Net income for the year	0	0	0	987	987
Balance, December 31, 2005	1	$10,000	$(25,554)	$938	$(14,616)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2005	2004	2003

Cash Flows From Operating Activities:
Net income (loss)	$7,649,896	$(1,330,236)	$(1,527,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on sale of investment in real estate	(6,350,771)	0	0
Equity in net (income) loss of joint venture	(3,242,104)	317,007	238,992
Distributions received from joint venture	2,103,330	0	50,000
Depreciation and amortization	1,281,137	1,601,822	1,677,294
Net decrease (increase) in operating assets	49,891	204,735	(94,315)
Net (decrease) increase in operating liabilities	(307,416)	(114,866)	172,337
Net cash provided by operating activities	1,083,963	678,462	516,403

Cash Flows From Investing Activities:
Proceeds from sale of investment in real estate property	26,581,743	0	0
Return of capital from investment in joint venture	3,714,563	0	0
Acquisition of real estate property	(15,312,160)	0	0
Decrease in cash held by lenders in escrow	307,205	0	0
Additional investment in joint venture	(375,000)	(30,000)	(4,406)
Capital additions to real estate owned	(733,297)	(653,108)	(676,598)
Net cash provided by (used in) investing activities	14,183,054	(683,108)	(681,004)

Cash Flows From Financing Activities:
Retirement of mortgage note payable	(15,859,050)	0	0
Repayments of borrowings under revolving credit facility	(4,100,000)	0	0
Proceeds of mortgage note payable	10,000,000	0	0
Borrowings under revolving credit facility	2,200,000	700,000	2,950,000
Principal payments on mortgage notes payable	(242,212)	(445,243)	(415,328)
Distributions paid to partners	(310,140)	(310,140)	(3,876,750)
Net cash used in financing activities	(8,311,402)	(55,383)	(1,342,078)
Net increase (decrease) in cash and cash equivalents	6,955,615	(60,029)	(1,506,679)

Cash and cash equivalents at beginning of year	126,361	186,390	1,693,069
Cash and cash equivalents at end of year	$7,081,976	$126,361	$186,390

Supplemental disclosure of cash flow information: Cash paid during the year for interest	$2,917,951	$2,190,765	$2,175,439

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2005 is estimated to be fully realizable.

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
(i)
Tenant leases at the residential properties generally have terms of one year or less. Rental income at the residential properties is recognized when earned pursuant to the terms of the leases with tenants. Tenant leases at the industrial flex and warehouse distribution properties have terms that exceed one year. Rental income at the industrial flex and warehouse distribution properties is recognized on a straight-line basis over the terms of the leases.

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

(l)
Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during any year. There were no potentially dilutive securities outstanding during any year.

(m)
The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

(n)	Certain prior year amounts have been reclassified to conform with the current year presentation.
(o)
 Upon acquisitions of real estate, the Partnership assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and allocates purchase price based on these assessments.  The Partnership assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flow are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  The Partnership's properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

(p)
In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statment No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Partnership's fiscal quarter December 31, 2005.  Upon review of its assets, the Partnership has concluded that no asset retirement obligation exists as of December 31, 2005.

(2) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $687,210, $712,845, and $711,984, for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2005, 2004 or 2003.

(3) INVESTMENTS IN REAL ESTATE
During 2005 and 2004, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota and a warehouse distribution property in Lino Lakes, Minnesota and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2005 and 2004:

				Real Estate at Cost
Type	No.of Prop.	Year of Acquisition	Description	12/31/05	12/31/04

Residential properties	2	1991-99	438 Apts.	$28,808,537	$28,232,372
Industrial flex property	1	2002	60,345 sf	4,829,003	4,764,452
Warehouse distrib. prop.	1	2005	265,516 sf	15,312,160
Total cost				48,949,700	32,996,824
Less: accumulated depreciation				(5,079,885)	(4,066,544)
				43,869,815	28,930,280
Real estate held for sale	(a)	1998/91	244 Apts	3,175,270	23,405,263
Net book value				$47,045,085	$52,335,543

(a)  At December 31, 2005, real estate held for sale includes Holiday Park Apartments and the 13.9 acres of undeveloped land. At December 31, 2004 it includes Cypress Key Apartments, Holiday Park Apartments and the 13.9 acres of undeveloped land.

(4) REAL ESTATE HELD FOR SALE

Holiday Park Apartments and the 13.9 acres of undeveloped land have been designated as real estate properties held for sale as of June 22, 2005. In addition, Cypress Key was sold on March 28, 2005. Holiday Park Apartments and the 13.9 acres of undeveloped land, are reflected as real estate properties held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of these properties are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from these properties are reflected as loss from discontinued operations in the accompanying consolidated statement of operations. The various components of revenue and expenses from discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Operating revenue	$2,306,182	$4,383,604	$4,201,270
Operating expenses	3,622,436	4,655,637	4,578,947
Loss from discontinued operations	($1,316,254)	($272,033)	($377,677)

(5) REAL ESTATE TRANSACTIONS
On March 28, 2005, the Partnership sold Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $27,000,000 in an all cash transaction. The carrying value of the property at the time of sale was $20,230,974 which resulted in a net gain for financial reporting purposes of approximately $6,350,771 after the closing costs of $418,255. The mortgage note secured by Cypress Key Apartments was paid in full and retired concurrently.

On October 5, 2005 the Partnership purchased 435 Park Court, a 265,516 square foot commercial property located in Lino Lakes, Minnesota, for $15,150,000 in an all cash transaction. In connection with the acquisition, the Partnership obtained a mortgage of $10,000,000, secured by the property (see note 7).

(6) INVESTMENT IN JOINT VENTURE
The following are the condensed financial statements (000’s omitted) of the joint venture as of and for the years ended December 31, 2005 and 2004 (see note 7).

BALANCE SHEETS

	2005	2004

Investment in real estate, net	$0	$17,436
Other assets	1,326	365
Mortgage note payable	0	(13,871)
Other liabilities	(138)	(402)
Venturers’ capital	$1,188	$3,528

STATEMENTS OF OPERATIONS	2005	2004	2003

Rent and other income	$2,381	$2,930	$2,825
Real estate operating expenses, before depreciation and amortization	(4,662)	(2,864)	(2,658)
Depreciation and amortization	(147)	(495)	(485)
Gain on sale	7,700	0	0
Net income (loss)	$5,272	$(429)	$(318)

Waterview Apartments, the underlying property owned by the joint venture, was sold on December 22, 2005 for $25,750,000 in an all cash transaction. The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay a defeasance penalty of $2,064,000. The joint venture plans to liquidate in 2006.

(7) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount December 31,
Property	Interest Rate	Maturity Date	Annual Installment Payments (a)	Amount Due at Maturity	2005	2004

Halton Place(b)	6.241%	3/06	Interest Only	$2,000,000	$2,000,000	$3,900,000

Lino Lakes	5.800%	10/15	$580,000	10,000,000	10,000,000	0

Le Coeur du Monde	7.805%	10/09	890,447	9,075,763	9,622,268	9,755,977
					21,622,268	13,655,977
Mortgage notes payable in discontinued operations:

Cypress Key	6.605%	01/09	1,322,707	14,772,418	0	15,904,543

Holiday Park	6.895%	02/08	300,169	3,277,785	3,405,102	3,468,112
					$25,027,370	$33,028,632

(a) Annual installment payments include principal and interest. Scheduled principal payments on the total mortgage notes payable are $2,212,021 for 2006; $228,517 for 2007; $3,434,168 for 2008; $9,152,664 for 2009; $0 for 2010 and $10,000,000 thereafter. Scheduled principal payments on the mortgage note payable included in other liabilities from discontinued operations are $67,494 for 2006; $72,297 for 2007 and $3,265,311 for 2008.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which is secured by Halton Place Apartments. The credit facility was for a term of two years, which has been extended to March 31, 2007. Borrowings bear interest at LIBOR plus 1.95%. The agreement requires the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. As of December 31, 2005, the Partnership is in compliance with the covenant. In connection with this credit facility, the Partnership is subject to market risk relating to potential future changes in interest rates. See note 13 on subsequent payment on credit facility.

(8)	QUARTERLY FINANCIAL INFORMATION - UNAUDITED

	Revenues (1)	Loss from Continuing Operation	Earnings Per Unit

Year Ended December 31, 2005
First Quarter	$1,061,515	$(126,387)	$(16.30)
Second Quarter	1,094,334	(131,846)	(17.01)
Third Quarter	1,109,901	(83,006)	(10.71)
Fourth Quarter	1,371,380	(385,486)	(49.72)

Year Ended December 31, 2004
First Quarter	$1,020,383	$(196,995)	$(25.41)
Second Quarter	1,008,382	(171,276)	(22.09)
Third Quarter	1,048,185	(155,893)	(20.11)
Fourth Quarter	1,053,271	(217,032)	(27.99)

(1) Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for Cypress Key Apartments and Holiday Park Apartments, which have been designated as held for sale.

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss) for financial reporting purposes	$7,649,896	$(1,330,236)	$(1,527,905)
Adjustment to net gain on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities sold	99,653	0	0
Difference between tax and financial statement equity in net loss of joint venture	983,634	(296,701)	(175,056)
Difference between tax and financial statement depreciation	(315,412)	(288,631)	(70,510)
Net income (loss) for Federal income tax reporting purposes	$8,417,771	$(1,915,568)	$(1,773,471)

Net ordinary loss for Federal income tax reporting purposes:	$(4,467,687)	$(1,915,568)	$(1,773,471)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes:	12,885,458	0	0
	$8,417,771	$(1,915,568)	$(1,773,471)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2005 and 2004, the tax bases of the Partnership's assets and liabilities were approximately $57,342,350 and $57,543,000 of assets, and $25,734,701 and $34,043,000 of liabilities, respectively.

(10) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2005, 2004 and 2003 billings to the Partnership amounting to $411,027, $398,058, and $390,612, respectively, and are included in real estate operating expenses. For the years ended December 31, 2005, 2004 and 2003 billings to the partnership which relate to Cypress Key Apartments and Holiday Park, amount to $115,033, $219,221 and $210,065, respectively, and are included in loss from discontinued operations.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $25,824, $42,800 and $25,824, in 2005, 2004, 2003, respectively, and is based upon the trust company's standard rate schedule.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of the cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $26,294,291 and $32,117,425 at December 31, 2005 and 2004, respectively. These amounts include the fair value of mortgage note payable related to Holiday Park, which is held for sale, of $3,576,051 and $3,608,461, at December 31, 2005 and 2004, respectively. The fair value of the mortgage note payable related to Cypress Key of 15,033,772 is included in the December 31, 2004 balance as the mortgage was repaid when the property was sold on March 28, 2005.

(12) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2005 are $1,759,484 for 2006; $1,759,484 for 2007; $1,278,233 for 2008; $1,181,983 for 2009; $1,181,983 for 2010 and $7,978,385 thereafter.

(13) SUBSEQUENT EVENT
On February 22, 2006, the Partnership entered into a contract to sell Holiday Park Apartments for $15,500,000.

On March 1, 2006, the Partnership made a distribution of $350 per unit, totaling $2,713,725, to Unitholders of record as of December 31, 2005.

On March 14, 2006, the Partnership paid down the revolving credit facility, which is secured by Halton Place, by $2,000,000, bringing the outstanding balance to $0.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent to
Description	Encumbrances	Land	Improvements	Total	Acquisition

MULTI FAMILY RESIDENTIAL
South Carolina -
Greenville (Halton Place)	$2,000,000	$1,260,000	$11,364,343	$12,624,343	$1,554,779
Missouri -
St. Louis (Le Coeur du Monde)	9,622,268	1,332,500	12,039,635	13,372,135	1,257,280
	11,622,268	2,592,500	23,403,978	25,996,478	2,812,059

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	N/a	470,000	4,243,385	4,713,385	115,618

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,797,160	15,312,160	0

REAL ESTATE HELD FOR SALE
Florida -
Holiday (Holiday Park -
Including undeveloped land)	3,405,102	458,342	4,043,354	4,501,696	1,418,256
	$25,027,370	$5,035,842	$45,487,877	$50,523,719	$4,345,933

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2005

Column A		Column E		Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

MULTI FAMILY RESIDENTIAL
South Carolina -
Greenville (Halton Place)	$1,260,000	$12,919,122	$14,179,122	$2,390,542
Missouri -
St. Louis (Le Coeur du Monde)	1,332,500	13,296,915	14,629,415	2,205,879
	2,592,500	26,216,037	28,808,537	4,596,421

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	470,000	4,359,003	4,829,003	395,021

DISTRIBUTION CENTER
Minnesota -
Lino Lake (435 Park Court)	1,515,000	13,797,160	15,312,160	88,443

REAL ESTATE HELD FOR SALE
Florida -
Holiday (Holiday Park -
including undeveloped land)	458,342	5,461,610	5,919,952	2,744,682
	$5,035,842	$49,833,810	$54,869,652	$7,824,567

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2005

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

MULTI FAMILY RESIDENTIAL
Florida -
Holiday (Holiday Park -
including undeveloped land)	1972 - 1975	Jan 1991	7 to 30 years
Orlando (Cypress Key)	1988	Aug 1998	7 to 40 years
South Carolina -
Greenville (Halton Place)	1986	Dec 1998	7 to 40 years
Missouri -
St. Louis (Le Coeur du Monde)	1988-1989	Sept 1999	7 to 40 years

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years

NOTES TO SCHEDULE III:

	2005	2004	2003

Reconciliation of amounts shown in Column E:
Balance at beginning of year	$62,667,799	$62,014,691	$61,338,093
Additions -
Acquisitions	15,312,160	0	0
Cost of improvements	733,297	653,108	676,598
Deductions -
Sales	(23,843,604)	0	0
Balance at end of year	$54,869,652	$62,667,799	$62,014,691

Reconciliation of amounts shown in Column F:
Balance at beginning of year	$10,332,256	$8,777,534	$7,166,894
Additions -
Depreciation expense for year	1,104,943	1,554,722	1,610,640

Deductions -	(3,612,632)
Balance at end of year	$7,824,567	$10,332,256	$8,777,534

Aggregate cost basis for Federal income tax reporting purposes	$55,063,239	$62,861,672	$62,208,559
Accumulated depreciation for Federal income tax reporting purposes	$8,328,961	$10,620,887	$8,870,403

Waterview Associates L.P.
(a limited partnership)
Financial Statements
December 31, 2005, 2004 and 2003

Waterview Associates, L.P.
(a limited partnership)
Index
December 31, 2005, 2004 and 2003

Page(s)

Report of Independent Auditors	1

Financial Statements

Statement of net assets as of December 31, 2005 (Liquidation Basis) Balance Sheet as of December 31, 2004 (Going Concern Basis)	2

Statement of Operations for the period January 1, 2005 to December 22, 2005 (Going Concern Basis) Changes in net assets for the period December 23, 2005 to December 31, 2005 (Liquidation Basis) and Statements of Operations for the years ended December 31, 2004 and 2003 (Going Concern Basis).	3

Statement of Changes in Partners' Capital for the period January 1, 2005 to December 22, 2005 and the years ended December 31, 2004 and 2003 (Going Concern Basis)	4

Statement of Cash Flows for the Period January 1, 2005 to December 22, 2005 (Going Concern Basis) and December 22, 2005 to December 31, 2005 (Liquidation Basis) and for the years ended December 31, 2004 and 2003 (Going Concern Basis)	5

Notes to Financial Statements	6−10

PricewaterhouseCoopers LLP
Two Commerce Square, Suite 1700
2001 Market Street
Philadelphia PA 19103-7042
Telephone (267) 330 3000
Facsimile (267) 330 3300

Report of Independent Auditors

To the Partners of
Waterview Associates, L.P.

We have audited the balance sheet of Waterview Associates, L.P. (the "Partnership") as of as of December 31, 2004, the related statements of operations, changes in Partners' capital and cash flows for the years ended December 31, 2004 and 2003, and the statements of operations, changes in Partner's capital and cash flows for the period from January 1, 2005 to December 22, 2005. In addition, we have audited the statement of net assets in liquidation as of December 31, 2005, and the related statement of changes in net assets in liquidation for the period from December 22, 2005 to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership approved a plan of liquidation on December 22, 2005 and the Partnership commenced liquidation shortly thereafter. As a result, the company has changed its basis of accounting for periods subsequent to December 22, 2005 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Partnership as of December 31, 2004, the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from January 1, 2005 to December 22, 2005, its net assets in liquidation as of December 31, 2005, and the changes in its net assets in liquidation for the period from December 22, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/PriceWaterhouseCoopers LLP

Philadelphia, PA
January 20, 2006

Waterview Associates, L.P.
(a limited partnership)
Statement of net assets as of December 31, 2005 (Liquidation Basis)
Balance Sheet as of December 31, 2004 (Going Concern Basis)

(in thousands of dollars)

	2005	2004
	Liquidation Basis	Going Concern Basis

Assets
Rental properties, at cost - Note 3
Land	$-	$2,657
Land Improvements	-	499
Buildings and improvements	-	15,095
Furnishings and equipment	-	480
	-	18,731
Less: Accumulated depreciation	-	(1,295)
	-	17,436
Cash and cash equivalents	1,266	73
Accounts receivable, net of allowance of $0 in 2005 and $40 in 2004, respectively	42	29
	1,308	17,538
Prepaid and other assets	18	263
	$1,326	$17,801
Liabilities and Partners' Capital
Liabilities
Accounts payable	$89	$93
Accrued expenses and other liabilities	49	209
Security deposits payable	-	72
Prepaid rents	-	28
Debt obligation - Note 4	-	13,871
	138	14,273
Partners' capital/ net assets - see statement	1,188	3,528
	$1,326	$17,801

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Statement of Operations for the period January 1, 2005 to December 22, 2005 (Going Concern Basis) Changes in net assets for the period December 23, 2005 to December 31, 2005 (Liquidation Basis) and Statements of Operations for the years ended December 31, 2004 and 2003 (Going Concern Basis)

(in thousands of dollars)

	01/01/05 to 12/22/05 Going Concern Basis	12/23/05 to 12/31/05 Liquidation Basis	Total 2005	2004 Going Concern Basis	2003 Going Concern Basis

Revenues
Rental revenue	$2,254	$0	$2,254	$2,834	$2,742
Other revenue	109	18	127	96	83
	2,363	18	2,381	2,930	2,825
Costs and expenses
Rental operations	1,526	-	1,526	1,762	1,572
General and administrative	36	14	50	66	43
Interest	997	-	997	1,036	1,043
Loss on debt defeasance - Note 5	2,089	-	2,089	-	-
Depreciation	147	-	147	495	485
	4,795	14	4,809	3,359	3,143
Gain on sale of rental property - Note 4	7,700	-	7,700	-	-
Net income (loss)/ changes in net assets	$5,268	$4	$5,272	$(429)	(318)

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Statement of Changes in Partners' Capital for the period January 1, 2005 to December 22, 2005 and the years ended December 31, 2004 and 2003 (Going Concern Basis)

(in thousands of dollars)

Partners' capital, December 31, 2002	$4,254
Partner contributions	31
Partner distributions	(50)
Net loss	(318)
Partners' capital, December 31, 2003	3,917
Partner contributions	40
Net loss	(429)
Partners' capital, December 31, 2004	3,528
Partner contributions	500
Partner distributions	(8,112)
Net income for the period January 1, 2005 through December 22, 2005	5,268
Partners' capital, December 22, 2005	1,184
Changes in net assets	4
Net assets	$1,188

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Statement of Cash Flows for the Period January 1, 2005 to December 22, 2005 (Going Concern Basis) and December 22, 2005 to December 31, 2005 (Liquidation Basis) and for the years ended December 31, 2004 and 2003 (Going Concern Basis)

(in thousands of dollars)

	01/01/05 to 12/22/05 Going Concern Basis	12/23/05 to 12/31/05 Liquidation Basis	Total 2005	2004 Going Concern Basis	2003 Going Concern Basis

Cash flows from operating activities
Net income (loss)	$5,268	$4	$5,272	$(429)	$(318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	147	-	147	496	485
Bad debt expense	14	-	14	-	-
Loss on debt defeasance	2,064	-	2,064	-	-
Gain on sale of rental property	(7,700)	-	(7,700)	-	-
Interest paid at settlement	61	-	61	-	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(29)		(29)	45	(23)
Decrease in prepaid and other assets	263	(18)	245	70	(82)
(Decrease) increase in accounts payable	(4)	-	(4)	65	(20)
(Decrease) increase in accrued expenses and other liabilities	(174)	14	(160)	37	13
Decrease in security deposit payable	(22)	-	(22)	(59)	131
Decrease in prepaid rents	(28)	-	(28)	(59)	13
Net cash and cash equivalents (used in) provided by operating activities	(140)	-	(140)	166	199

Cash flows used in investing activities
Capital expenditures	(113)	-	(113)	(106)	(76)
Proceeds from sale of rental property	24,993	-	24,993	-	-
Net cash and cash equivalents provided by (used in) investing activities	24,880	-	24,880	(106)	(76)

Cash flows used in financing activities
Scheduled principal repayments on debt obligations	(155)	-	(155)	(141)	(133)
Defeasement of debt	(15,780)	-	(15,780)	-	-
Contributions from Partners	500	-	500	40	31
Distributions to Partners	(8,112)	-	(8,112)	-	(50)
Net cash and cash equivalents used in financing activities	(23,547)	-	(23,547)	(101)	(152)
Net increase (decrease) in cash and cash equivalents	1,193		1,193	(41)	(29)

Cash and cash equivalents
Beginning of year	73	-	73	114	143
End of year	$1,266	$-	$1,266	$73	$114

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,085	$-	$1,085	$1,037	$1,044

The accompanying notes are an integral part of these financial statements.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2005, 2004 and 2003

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

The Partnership was the owner and operator of an apartment complex consisting of 207 apartment units, recreational facilities, and associated commercial space located in West Chester, Pennsylvania (the “Property”).

On December 22, 2005, the Partnership sold the Property. Pursuant to the Partnership agreement the Partnership distributed approximately $5.8 million and $2.3 million to the Sentinel Partners and Korman Partners, respectively.

The Partnership will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that the Partners will also receive a final liquidating distribution in 2006.

2. Significant Accounting Policies

Basis of Accounting
The financial statements for the periods ended December 31, 2005, have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a Partnership will terminate.

Rental Property/Held for Sale
Effective April 15, 2005, the Partnership began actively marketing the Property for sale at an amount exceeding the carrying value of the rental property. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Partnership classified the rental property as "held for sale. Also, effective April 15, 2005 no impairment adjustment was recorded in the financial statements and the Partnership ceased recording depreciation expense. As more fully disclosed in Footnotes 3 and 4 to the financial statements, in December 2005 the Partnership sold its sole income producing asset and defeased its debt obligation.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2005, 2004 and 2003

The Partnership’s assets were depreciated over the following useful lives using the straight-line method of depreciation:

Buildings and improvements         15-40 years
Furnishings and equipment           5-7 years

Cash and Cash Equivalents
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership maintains its cash and cash equivalents primarily on deposit with one financial institution in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Included in cash as of December 31, 2005 is $600,000 that relates to amounts deposited in a self-escrow to secure certain limited representations and warranties made by the Partnership to with respect to the sale of the Property. This amount will be released after a 270 period provided no damages are sought by the buyer of the Property.

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

3. Rental Property

On December 22, 2005, the Partnership sold its investment in the rental property for a gross sales price of $25,750,000 resulting in a gain of approximately $7.7 million. The net proceeds after closing costs were used to defease the principal balance of the debt obligation, fund the related defeasement costs (as more fully explained in Note 5), and make distributions to partners of approximately $5.8 million and $2.3 million to the Sentinel Partners and the Korman Partners, respectively. Approximately $600,000 of the remaining cash balance is being held by the Sentinel Partner for 270 days, post the closing date, for potential representation and warranties for which Partnership may be liable to the new Property owner, per the sales agreement.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2005, 2004 and 2003

4. Debt Obligations

On August 3, 2001, the Partnership entered into a $14,300,000 mortgage note which accrued interest at the fixed rate of 7.31% per annum and required monthly payments, including interest and principal equal to $ 98,134. The remaining principal balance of approximately $12.4 million and all accrued but unpaid interest was due at its original maturity on September 1, 2011. Generally, prior to June 1, 2011, the loan may not be prepaid and thereafter was pre-payable without penalty. However, subject to terms of the agreement, the loan may be defeased by the Partnership. The debt obligation was collateralized by the Property. The loan was defeased on December 22, 2005 using the excess of amounts paid over the loan carrying amount represented additional interest and has been reflected as a loss on debt defeasance in the statement of operations. Pursuant to the defeasment agreement, the Property and the Partnership have been released of any further obligations on the debt.

In addition to monthly principal and interest payment, the Partnership was required to fund a replacement reserve and insurance and real estate tax reserves. (See below.)

5. Other Assets

Other assets as of December 31, 2004 include restricted cash of approximately $99,400 for a replacement reserve and insurance and real estate escrows required under the first mortgage obligation of the Partners. As of December 31, 2004, the Partnership also had security deposits in escrow of approximately $72,000.

6. Related Party Transactions

The property is managed by SHK Management Co., Inc., whose owner is a partner of the Partnership. For this service, the management company receives a fee equal to 5% of gross rents received.

For the years ended December 31, 2005, 2004 and 2003, the Partnership paid management fees of approximately $121,000, $147,000 and $140,000, respectively, which are included as part of rental operations expenses.

The property management agreement has been terminated as a result of the sale of the Property.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2005, 2004 and 2003

7. Liquidation Accounting Adjustments

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements upon adoption of the liquidation basis during 2005. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Partnership. No assurance can be given that the final costs will be in accordance with these estimates. Included in Other assets as of December 31, 2005, is $18,000 relating to accrued interest income from the Partnership's cash and cash equivalents through December 2006. The following is a summary of the accruals included within other liabilities relating to liquidation events outstanding as of December 31, 2005:

Liquidation
Adjustments
Accounting fees	$3,500
Other	$10,500
Total liquidation expense adjustments	$14,000

8. Long-Term Retail Leases

The Property had certain long-term retail tenants occupying a commercial building on the property. The Partnership received approximately $58,000, $78,000 and $82,000 related to these leases for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Other Commercial Leases

During 2003, the Partnership fully reserved past due rent balances from the current year and prior years of approximately $47,000 relating to a leasing agreement whereby certain recreational facilities at the Property were managed by a professional management company who then marketed the facilities to the outside community. The Partnership terminated this leasing arrangement during 2003 due to the failure of the tenant to perform under the lease. During 2004, the Partnership received approximately $9,000 in cost fees from the Agreement. The remaining $38,000 was deemed uncollectible and written off during 2005.

10. Commitments and Contingencies

The Partnership from time to time is a defendant in litigation in the normal course of business as a property owner. Management does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of the Partnership.

In the normal course of business, the Partnership may, from time to time, enter into contracts or agreements with tenants and other vendors that commit the Partnership to specific or contingent liabilities. For the years ended December 31, 2005, 2004 and 2003, there were no contracts or agreements that management considers significant (either individually or in the aggregate) to the financial position or result of operations of the Partnership.

Waterview Associates, L.P.
(a limited partnership)
Notes to Financial Statements
December 31, 2005, 2004 and 2003

11. Subsequent Event

In January 2006, the Partnership made an additional distribution of $400,000 to the Partners from a portion of the remaining sales proceeds.