Form 10-Q
period 2006-03-31
SB PARTNERS
filed 2006-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

(212) 408-5000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the three months ended March 31, 2006	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements (unaudited)	5 - 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 10

	Quantitative and Qualitative Disclosures about Market Risk	11

	Controls and Procedures	11

Part II

	Other Information	11

	Signatures	12

	Exhibit 31	13 - 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Investments -
Real estate, at cost
Land	$4,577,500	$4,577,500
Buildings, furnishings and improvements	44,423,534	44,372,200
Less - accumulated depreciation	(5,393,789)	(5,079,885)
	43,607,245	43,869,815

Real estate held for sale	3,180,291	3,175,270
Investment in joint venture	468,028	712,800
	47,255,564	47,757,885

Other Assets -
Cash and cash equivalents	2,928,255	7,081,976
Cash held by lenders in escrow	69,139	137,354
Other	324,416	167,617
Other assets in discontinued operations	123,978	196,471

Total assets	$50,701,352	$55,341,303

Liabilities:
Mortgage notes payable	$19,587,184	$21,622,268
Accounts payable and accrued expenses	490,781	425,732
Tenant security deposits	140,190	157,751
Other liabilities in discontinued operations, including $3,388,661
and $3,405,102 of mortgage notes payable, respectively	3,541,465	3,528,951

Total liabilities	23,759,620	25,734,702

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	26,956,692	29,621,217
General partner - 1 unit	(14,960)	(14,616)

Total partners' capital	26,941,732	29,606,601

Total liabilities and partners' capital	$50,701,352	$55,341,303

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months
	Ended March 31

	2006	2005
Revenues:
Base rental income	$1,291,212	$957,034
Other rental income	210,955	104,524
Interest on short-term investments	66,674	-

Total revenues	1,568,841	1,061,558

Expenses:
Real estate operating expenses	496,983	450,935
Interest on mortgage notes payable	407,323	233,469
Depreciation and amortization	317,455	202,014
Real estate taxes	234,447	122,279
Management fees	180,766	170,630
Other	8,055	8,618

Total expenses	1,645,029	1,187,945

Loss from operations	(76,188)	(126,387)

Equity in net loss of joint venture	(4,772)	(171,014)

Loss from continuing operations	(80,960)	(297,401)

Income (loss) from discontinued operations	129,816	(1,537,249)

Net gain on sale of investment in real estate property	-	6,350,771

Net income	48,856	4,516,121

Income allocated to general partner	6	583

Income allocated to limited partners	$48,850	$4,515,538

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(10.44)	$(38.36)

Discontinued Operations (including gain on sale)	$16.74	$620.90

Net income	$6.31	$582.54

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2006 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2006	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income	-	-	-	48,850	48,850
Balance, March 31, 2006	7,753	$119,968,973	$(108,155,436)	$15,143,155	$26,956,692

	General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2006	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income	-	-	-	6	6
Balance, March 31, 2006	1	$10,000	$(25,904)	$944	$(14,960)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

Cash Flows From Operating Activities:
Net income	$48,856	$4,516,121
Adjustments to reconcile net income
to net cash from operating activities:
Net gain on sale of investment in real estate property	-	(6,350,771)
Depreciation and amortization	320,009	386,840
Equity in net loss of joint venture	4,772	171,014
Net (increase) decrease in operating assets	(143,982)	80,452
Net increase in operating liabilities	76,443	71,184
Net cash provided by (used in) operating activites	306,098	(1,125,160)

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	-	26,581,743
Distributions received from joint venture	240,000	-
Investment in joint venture	-	(150,000)
Decrease (increase) in cash held in escrow	121,786	(147,434)
Capital additions to real estate owned	(56,355)	(130,550)
Net cash provided by investing activites	305,431	26,153,759

Cash Flows From Financing Activities:
Additional borrowings under revolving credit facility	-	200,000
Retirement of mortgage note payable	-	(15,859,050)
Principal payments on mortgage notes payable	(51,525)	(93,300)
Repayments of borrowings under revolving credit facility	(2,000,000)	(4,100,000)
Distributions paid to partners	(2,713,725)	(310,140)
Net cash used in financing activities	(4,765,250)	(20,162,490)

Net (decrease) increase in cash and cash equivalents	(4,153,721)	4,866,109
Cash and cash equivalents at beginning of period	7,081,976	126,361

Cash and cash equivalents at end of period	$2,928,255	$4,992,470

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$412,180	$2,031,443

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

The consolidated financial statements included herein are unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership’s latest annual report on Form 10-K.

The results of operations for the three month period ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form
10 - K for the year ended December 31, 2005.

On the Consolidated Statement of Cash Flows for the three months ended March 31, 2005, the Partnership has corrected the presentation of changes in cash held by lenders in escrow and presents such changes as cash flows from investing activities.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2006, the Partnership owned three apartment communities in St. Louis, Missouri; Greenville, South Carolina; and Holiday, Florida; as well as an industrial flex property in Maple Grove, Minnesota, a warehouse distribution center in Lino Lakes, Minnesota, and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2006 and December 31, 2005:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2006	12/31/2005

Residential properties	2	1991-99	438 Apts	$28,859,871	$28,808,537
Industrial flex property	1	2002	60,345 sf	4,829,003	4,829,003
Warehouse distribution property	1	2005	265,516 sf	15,312,160	15,312,160

Total cost				49,001,034	48,949,700
Less: Accumulated depreciation				(5,393,789)	(5,079,885)

				43,607,245	43,869,815

Real estate held for sale	(a)	1998/91	244 Apts	3,180,291	3,175,270

Total investments in real estate				$46,787,536	$47,045,085
(a) At March 31, 2006 and December 31, 2005, real estate held for sale includes Holiday Park Apartments and the 13.9 acres of undeveloped land. (See note 5.)

(3) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments (a)	at Maturity	2006	2005

Halton Place (b)	6.520%	March, 2007	Interest Only	$-	$-	$2,000,000
Lino Lakes	5.800%	October, 2015	580,000	10,000,000	10,000,000	10,000,000
Le Coeur Du Monde	7.805%	October, 2009	890,447	9,075,763	9,587,184	9,622,268

					19,587,184	21,622,268

Mortgage notes payable in discontinued operations:
Holiday Park ( c)	6.895%	February 2008	300,169	3,277,785	3,388,661	3,405,102

					$22,975,845	$25,027,370

(a)	Annual installment payments include principal and interest.
(b)
On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000 which was secured by Halton Place Apartments. The term of the agreement was extended to March 31, 2007. Borrowings bore interest at the one-month LIBOR plus 1.95%. The agreement required the Borrower, Halton Place Carolina, LLC., a subsidiary of the Partnership, to maintain a ratio of NOI, as defined, to actual debt service, as defined, of not less than 1.2 to 1. On March 14, 2006, the Partnership repaid $2,000,000, reducing the outstanding balance to zero.

(c)	See note 5

(4) DISTRIBUTIONS
On March 1, 2006, the Partnership made a cash distribution of $350 per unit to Unitholders of record as of December 31, 2005, which totaled $2,713,725 based on 7,754 units outstanding.

(5) SUBSEQUENT EVENTS
On May 2, 2006, the Registrant sold Holiday Park Apartments and 13.9 acres of adjacent land for $15,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $3,383,000 that had been secured by the property. The gain on sale of Holiday Park and the adjacent land is approximately $11,800,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

General

The consolidated financial statements for the three months ended March 31, 2006 reflect the operations of three residential garden apartment properties, a joint venture interest , an industrial flex property and a warehouse distribution center. The consolidated financial statements for the three months ended March 31, 2005 reflects the same composition as 2006, with the inclusion of Cypress Lakes Apartments, which was sold on March 28, 2005 and except for 435 Park Court, a warehouse distribution property purchased on October 5, 2005.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2006 increased $508,000 to approximately $1,569,000 from approximately $1,061,000. Loss from continuing operations decreased $216,000, to a net loss of approximately $81,000 for the three months ended March 31, 2006, from a net loss of approximately $297,000 for the three months ended March 31, 2005. Income from discontinued operations after gain on sale for the three months ended March 31, 2006 decreased by $4,684,000 to approximately $130,000 from approximately $4,814,000 for the same period in 2005.

Total expenses from continuing operations for the three months ended March 31, 2006 increased approximately $457,000 to approximately $1,645,000 from $ 1,188,000 for the three months ended March 31, 2005.

Revenues generated by the apartment property owned by the partnership in which the Registrant had a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three months ended March 31, 2006 and 2005. As the Waterview Apartments was sold on December 22, 2005, the results of operations from the joint venture for the quarter ended March 31, 2006 represents miscellaneous expenses incurred by the joint venture after the sale of the underlying property.

 The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2005 to 2006 in the composition of the portfolio. For additional analysis, please refer to the discussions of the individual properties below.

This report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties as further described in the Registrant’s latest annual report on Form 10-K. Actual results may differ materially from those contemplated by the forward looking statements.

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes to such policies in 2006. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2006, the Registrant had cash and cash equivalents of approximately $2,928,000 in addition to approximately $142,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which $73,000 is included in other assets in discontinued operations. These balances are approximately $4,276,000 lower than the cash, cash equivalents and deposits held in escrow on December 31, 2005. The decrease in cash and cash equivalents is due primarily to the payment of dividend distributions of approximately $2,714,0000 to unit holders of record as of December 31, 2005 and the reduction of the revolving line of credit balance of $2,000,000 for Halton Place. Operating activities provided approximately $306,000 of cash during the three months ended March 31, 2006, of which approximately $-----217,000 was provided by discontinued operations. Distributions of $240,000 was received from the Registrant’s joint venture. Other uses of cash during the period included capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $51,000 and $5,000, respectively, and principal payments of approximately $35,000 and $17,000 made on mortgage notes payable in continuing operations and discontinued operations, respectively.

Total outstanding debt at March 31, 2006 consisted of approximately $22,976,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 3 to the Consolidated Financial Statements). The maturity date of the revolving credit facility, which had no outstanding balance as of March 31, 2006, was extended to March 31, 2007. Scheduled maturities through regularly scheduled monthly payments will be approximately $160,000 for the remainder of 2006. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2006, the Registrant made a distribution of $350 per unit to Unitholders of record as of December 31, 2005. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Holiday Park Apartments (Holiday, Florida)

Holiday Park Apartments has been designated as real estate property held for sale as of June 22, 2005. As such, this investment is reflected as real estate property held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the three months ended March 31, 2006 increased $60,000 to $433,000 from $373,000 for the three months ended March 31, 2005. Net income, which includes deductions for mortgage interest expense, for the three months ended March  31, 2006 increased $116,000 to $130,000 from $14,000 for the three months ended March  31, 2005. Higher revenues were primarily the result of increased rental rates on new and renewing leases, which added $29,000, and a $23,000 decrease in vacancy loss as a result of a 5.9% increase in average occupancy to 97.5% for the three months ended March 31, 2006 from 91.6% for the three months ended March 31, 2005. In addition, revenue was also increased by $8,000 due to a decrease in tenant concession over the same period last year. The increase in net income was the result of higher revenue plus a $56,000 decrease in expenses. This decrease in expenses was primarily due to depreciation expense decreasing $48,000 as compared to the same period in 2005 as the expense was not incurred due to the property being classified as held for sale.

On May 2, 2006, the Registrant sold Holiday Park Apartments and the adjacent 13.9 acres of land for $15,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $3,383,000 that had been secured by the property. The gain on sale of Holiday Park and the adjacent land is approximately $11,800,000.

Halton Place Apartments (Greenville, South Carolina)

Total revenues for the three months ended March 31, 2006 increased $29,000 to $411,000 from $382,000 for the three months ended March 31, 2005. Net income, which includes deductions for depreciation and interest expense, for the three months ended March 31, 2006 decreased $2,000 to $34,000 from $36,000 for the three months ended March 31, 2005. The increase in revenues is due primarily to lower tenant concessions of $28,000 for the three months ended March 31, 2006 over the same period last year. Higher revenues were offset by an increase in expenses of $30,000 which is primarily attributable to an increase in payroll costs of $21,000 when compared to the same period in 2005.

Le Coeur du Monde Apartments (St. Louis, Missouri)

Total revenues for the three months ended March 31, 2006 increased $16,000 to $475,000 from $459,000 for the three months ended March 31, 2005. Net loss, which includes deductions for depreciation and mortgage interest expense, for the three months ended March 31, 2006 decreased $9,000 to $20,000 from $29,000 for the three months ended March 31, 2005. The increase in revenues was primarily due to a $19,000 decrease in vacancy loss resulting from a 4.3% increase in average occupancy to 98.5% for the three months ended March 31, 2006 from 94.2% for the same period in 2005. The decrease in net loss was a result of increased revenues offset by an increase of $7,000 in expenses which is attributable to increases spread among various expenses.

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

Due to the retirement of the mortgage note prior to the maturity date, the Registrant incurred a yield maintenance payment of $1,476,000 for the three months ended March 31, 2005.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2006 increased $6,000 to $223,000 from $217,000 for the three months ended March 31, 2005. Net income, which includes deductions for depreciation, for the three months ended March 31, 2006 increased $6,000 to $124,000 from $118,000 for the three months ended March 31, 2005. The increase in net income was the result of the increase in revenues.

435 Park Court (Lino Lakes, Minnesota)

On October 5, 2005, the Registrant acquired 435 Park Court, a 265,516 square foot warehouse distribution property located in Lino Lakes, Minnesota, for a contract price of $15,150,000 in an all cash transaction. In connection to the acquisition, the Registrant obtained a mortgage for $10,000,000, which is secured by the property. The entire property is leased to Distribution Alternatives, Inc., a Minnesota corporation, through September 30, 2017.

Total revenues for the three months ended March 31, 2006 were approximately $393,000. Net loss for the three months ended March 31, 2006, which includes deductions for interest expense and depreciation, was approximately $15,000 after $408,000 of expenses. Expenses for the period were primarily interest expense, real estate taxes and depreciation of $193,000, $88,000 and $109,000, respectively.

Investment in Joint Venture (West Chester, Pennsylvania)

On December 22, 2005, Waterview Apartments, the underlying property owned by the joint venture, was sold for $25,750,000 in an all cash transaction. The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay the defeasance penalty of $2,064,000. The joint venture plans to liquidate in 2006.

Equity in net loss of joint venture for the three months ended March 31, 2006 decreased $166,000 to $5,000 from $171,000 for the three months ended March 31, 2005. The results of operations from the joint venture for the quarter ended March 31, 2006 represents miscellaneous expenses incurred by the joint venture after the sale of the underlying property.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006

On March 14, 2006 the Registrant paid down the entire outstanding balance on the revolving credit facility under which interest incurred was determined based on current market rates that fluctuated with LIBOR.

ITEM 4.
CONTROLS AND PROCEDURES

(a)	The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended March 31, 2006 that could significantly affect those controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 - Incorporated herein.

Exhibit 32 - Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 15, 2006	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: May 15, 2006	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 31
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
disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

(5)
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 15, 2006	By:	/s/ David Weiner
David Weiner

George N. Tietjen III, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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
disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

(5)
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation over internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 15, 2006	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 15, 2006	By:	/s/ David Weiner
David Weiner
Vice Chairman

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 15, 2006	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer