Form 10-Q
period 2006-06-30
SB PARTNERS
filed 2006-08-11
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and 2005	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the six months ended June 30, 2006	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements (unaudited)	5 - 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 10

	Quantitative and Qualitative Disclosures about Market Risk	11

	Controls and Procedures	11

Part II

	Other Information	11

	Signatures	12

	Exhibit 31	13 - 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2006	2005
	(Unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,166,996	18,156,163
Less - accumulated depreciation	(716,580)	(483,464)
	19,435,416	19,657,699

Real estate held for sale	24,193,077	27,387,386
Investment in joint venture	466,985	712,800
	44,095,478	47,757,885

Other Assets -
Cash and cash equivalents	14,670,917	7,081,976
Other	13,108	32,972
Other assets in discontinued operations	221,711	468,470

Total assets	$59,001,214	$55,341,303

Liabilities:
Mortgage notes payable	$10,000,000	$10,000,000
Accounts payable and accrued expenses	131,399	227,124
Tenant security deposits	78,366	103,366
Other liabilities in discontinued operations, including $9,551,410
and $15,027,370 of mortgage notes payable, respectively	9,888,466	15,404,212

Total liabilities	20,098,231	25,734,702

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	38,916,400	29,621,217
General partner - 1 unit	(13,417)	(14,616)

Total partners' capital	38,902,983	29,606,601

Total liabilities and partners' capital	$59,001,214	$55,341,303

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months		For The Six Months
	Ended June 30		Ended June 30

	2006	2005	2006	2005
Revenues:
Base rental income	$434,770	$147,998	$866,762	$292,700
Other rental income	184,228	72,661	368,456	148,292
Interest on short-term investments	121,649	31,143	188,255	31,100

Total revenues	740,647	251,802	1,423,473	472,092

Expenses:
Real estate operating expenses	122,259	102,174	248,166	212,117
Interest on mortgage notes payable	145,000	-	338,333	-
Depreciation and amortization	117,149	27,511	234,298	55,022
Real estate taxes	147,736	42,925	298,780	82,491
Management fees	172,840	172,090	353,606	342,720
Other	7,318	19,704	12,868	25,954

Total expenses	712,302	364,404	1,486,051	718,304

Income (loss) from operations	28,345	(112,602)	(62,578)	(246,212)

Equity in net loss of joint venture	(1,043)	(99,097)	(5,815)	(270,111)

Income (loss) from continuing operations	27,302	(211,699)	(68,393)	(516,323)

Income (loss) from discontinued operations	163,841	(24,585)	308,392	(1,554,611)

Net gain on sale of investment in real estate property	11,770,108	-	11,770,108	6,350,771

Net income (loss)	11,961,251	(236,284)	12,010,107	4,279,837

Income (loss) allocated to general partner	1,543	(30)	1,549	552

Income (loss) allocated to limited partners	$11,959,708	$(236,254)	$12,008,558	$4,279,285

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$3.52	$(27.31)	$(8.82)	$(66.60)

Discontinued Operations (including gain on sale)	$1,539.27	$(3.17)	$1,557.91	$618.62

Net income (loss)	$1,542.79	$(30.48)	$1,549.09	$552.02

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2006 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2006	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income	-	-	-	12,008,558	12,008,558
Balance, June 30, 2006	7,753	$119,968,973	$(108,155,436)	$27,102,863	$38,916,400

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2006	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income	-	-	-	1,549	1,549
Balance, June 30, 2006	1	$10,000	$(25,904)	$2,487	$(13,417)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$12,010,107	$4,279,837
Adjustments to reconcile net income
to net cash from operating activities:
Net gain on sale of investment in real estate property	(11,770,108)	(6,350,771)
Depreciation and amortization	458,137	636,508
Equity in net loss of joint venture	5,815	270,111
Net decrease in operating assets	84,226	160,893
Net decrease in operating liabilities	(160,511)	(459,681)
Net cash provided by (used in) operating activites	627,666	(1,463,103)

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	14,992,289	26,581,743
Distributions received from joint venture	240,000	-
Investment in joint venture	-	(225,000)
Decrease in cash held in escrow	154,722	131,927
Capital additions to real estate owned	(236,051)	(326,696)
Net cash provided by investing activites	15,150,960	26,161,974

Cash Flows From Financing Activities:
Additional borrowings under revolving credit facility	-	200,000
Retirement of mortgage note payable	(3,383,118)	(15,859,050)
Principal payments on mortgage notes payable	(92,842)	(142,010)
Repayments of borrowings under revolving credit facility	(2,000,000)	(4,100,000)
Distributions paid to partners	(2,713,725)	(310,140)
Net cash used in financing activities	(8,189,685)	(20,211,200)

Net increase in cash and cash equivalents	7,588,941	4,487,671
Cash and cash equivalents at beginning of period	7,081,976	126,361

Cash and cash equivalents at end of period	$14,670,917	$4,614,032

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$886,644	$2,296,319

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

The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form
10 - K for the year ended December 31, 2005.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2006, the Partnership owned apartment communities in St. Louis, Missouri and in Greenville, South Carolina. In addition, it owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2006 and December 31, 2005:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2006	12/31/2005

Industrial flex property	1	2002	60,345 sf	$4,829,003	$4,829,003
Warehouse distribution property	1	2005	265,516 sf	15,322,993	15,312,160

Total cost				20,151,996	20,141,163
Less: Accumulated depreciation				(716,580)	(483,464)

				19,435,416	19,657,699

Real estate held for sale	(a)	1991-99	438 Apts	24,193,077	27,387,386

Total investments in real estate				$43,628,493	$47,045,085

(a) At June 30, 2006, real estate held for sale includes Halton Place and Le Coeur De Monde. At December 31, 2005, it includes Halton Place, Le Coeur De Monde, Holiday Park Apartments and the 13.9 acres of undeveloped land.

(3) REAL ESTATE TRANSACTION
On May 2, 2006, the Partnership sold Holiday Park Apartments, a 244-unit apartment community located in Holiday, Florida and 13.9 acres of adjacent land for $15,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $3,383,118 that had been secured by the property. The gain on sale of Holiday Park and the adjacent land is $11,770,108.

(4) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments (a)	at Maturity	2006	2005

Lino Lakes	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000
					10,000,000	10,000,000

Mortgage notes payable in discontinued operations:
Holiday Park	6.895%	February 2008	-	-	-	3,405,102
Halton Place (b)	6.520%	March, 2007	Interest Only	-	-	2,000,000
Le Coeur Du Monde	7.805%	October, 2009	890,447	9,075,763	9,551,410	9,622,268
					9,551,410	15,027,370

					$19,551,410	$25,027,370

(a)	Annual installment payments include principal and interest.
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

(5) DISTRIBUTIONS
On March 1, 2006, the Partnership made a cash distribution of $350 per unit to Unitholders of record as of December 31, 2005, which totaled $2,713,725 based on 7,754 units outstanding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

General

 The consolidated financial statements for the three and six months ended June 30, 2006 reflect the operations of three residential garden apartment properties, one of which, Holiday Park Apartments, was sold on May 2, 2006, a joint venture interest, whose underlying property was sold on December 22, 2005, an industrial flex property and a warehouse distribution center. The consolidated financial statements for the three and six months ended June 30, 2005 reflects the same composition as 2006, with the inclusion of Cypress Lakes Apartments, which was sold on March 28, 2005, and except for 435 Park Court, a warehouse distribution property purchased on October 5, 2005.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2006 increased $489,000 to approximately $741,000 from approximately $252,000. Income from continuing operations increased $239,000, to income of approximately $27,000 for the three months ended June 30, 2006, from a net loss of approximately $212,000 for the three months ended June 30, 2005. Income from discontinued operations including gain on sale of investment in real estate property for the three months ended June 30, 2006 increased by $11,959,000 to approximately $11,934,000 from an approximate loss of $25,000 for the same period in 2005. Total expenses from continuing operations for the three months ended June 30, 2006 increased approximately $348,000 to approximately $712,000 from $364,000 for the three months ended June 30, 2005.

Total revenues from continuing operations for the six months ended June 30, 2006 increased $951,000 to approximately $1,423,000 from approximately $472,000 for the six months ended June 30, 2005. Loss from continuing operations decreased approximately $448,000 to a loss of approximately $68,000 for the six months ended June 30, 2006 from a loss of approximately $516,000 for the six months ended June 30, 2005. Income from discontinued operations including gain on sale of investment in real estate property for the six months ended June 30, 2006 increased approximately $7,283,000 to approximately $12,079,000 from $4,796,000 for the six months ended June 30, 2005.

Revenues generated by the apartment property owned by the partnership in which the Registrant had a 75% non-controlling joint venture interest are not included in total revenues, nor are the expenses from this investment included in total expenses. However, the equity in net loss of joint venture is the net of revenues collected and expenses incurred by Waterview Apartments for the three and six months ended June 30, 2006 and 2005. As the Waterview Apartments was sold on December 22, 2005, the results of operations from the joint venture for the three and six months ended June 30, 2006 represents miscellaneous expenses incurred by the joint venture after the sale of the underlying property.

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

Liquidity and Capital Resources

As of June 30, 2006, the Registrant had cash and cash equivalents of approximately $14,671,000 in addition to approximately $109,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, which is included in other assets in discontinued operations. These balances are approximately $7,434,000 higher than the cash, cash equivalents and deposits held in escrow on December 31, 2005. The increase in cash and cash equivalents is due primarily to the sale of Holiday Park Apartments, which provided approximately $14,992,000 after closing costs, less the $3,383,000 required to retire its related mortgage note. Cash was decreased by the payment of distributions of approximately $2,714,0000 to unit holders of record as of December 31, 2005 and the reduction of the revolving line of credit balance of $2,000,000 for Halton Place. Operating activities provided approximately $628,000 of cash during the six months ended June 30, 2006, of which approximately $-----558,000 was provided by discontinued operations. A distribution of $240,000 was received from the Registrant’s joint venture. Other uses of cash during the period included capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $11,000 and $225,000, respectively, and principal payments of approximately $93,000 made on mortgage notes payable in discontinued operations.

Total outstanding debt at June 30, 2006 consisted of approximately $19,551,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The maturity date of the revolving credit facility, which had no outstanding balance as of June 30, 2006, was extended to March 31, 2007. Scheduled maturities through regularly scheduled monthly payments will be approximately $74,000 for the remainder of 2006. The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

Holiday Park Apartments (Holiday, Florida)

On May 2, 2006 the Registrant sold Holiday Park Apartments in Holiday, Florida, in addition to the adjacent 13.9 acres of undeveloped land for $15,500,000 in an all cash transaction. The net proceeds from the sale were used in part, to retire the mortgage note of approximately $3,383,000 that had been secured by the property. The sale of Holiday Park Apartments resulted in a net gain for financial reporting purposes of approximately $11,800,000. (Please refer to the 8-K filed May 12, 2006, in connection this transaction.) The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements.

Total revenues for the three months ended June 30, 2006 decreased $233,000 to $161,000 from $394,000 for the three months ended June 30, 2005. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the three months ended June 30, 2006 increased $160,000 to $113,000 from a net income of $47,000 for the three months ended June 30, 2005.

Total revenues for the six months ended June 30, 2006 decreased $173,000 to $593,000 from $766,000 for the six months ended June 30, 2005. Net income before gain on sale, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2006 decreased $43,000 to $18,000 from $61,000 over the six months ended June 30, 2005.

Due to the sale of the property by the Registrant, the reporting period for Holiday Park Apartments ended on May 2, 2006. The changes in revenue and income are due substantially to the shortened reporting period. In addition, as Holiday Park Apartments was a real estate asset held for sale as of June 22, 2005, no depreciation was charged to expense in the current period, which decreased depreciation expense $43,000 and $92,000, from the three and six month periods of the prior year, respectfully. Furthermore, interest expense increased by $58,000 and $57,000, from the three and six month periods of the prior year, respectfully. Lastly, real estate taxes decreased by $24,000 and $19,000 over the three and six month periods of 2005, respectfully.

Halton Place Apartments (Greenville, South Carolina)

Halton Place Apartments have been designated as real estate held for sale as of April 1, 2006. As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the three months ended June 30, 2006 increased $25,000 to $432,000 from $407,000 for the three months ended June 30, 2005. Net income, which includes a deduction for interest expense, increased $136,000 to $197,000 for the three months ended June 30, 2006 from $61,000 for the three months ended June 30, 2005. The increase in revenues is due primarily to higher occupancy at the property, as vacancy loss decreased $16,000 and average occupancy for the three months ended June 30, 2006 increased 3.2% to 98.2% compared to the same period last year. The increase in net income was due to increased revenues in addition to decreased expenses of $111,000 which are primarily attributable to an $83,000 decrease in depreciation as the expense was not recorded due to the property being classified as held for sale. In addition, interest expense decreased $11,000 as the revolving credit facility was paid off. Furthermore, repairs and maintenance decreased $8,000.

Total revenues for the six months ended June 30, 2006 increased $54,000 to $843,000 from $789,000 over the six months ended June 30, 2005. Net income, which includes deductions for depreciation through March 31, 2006 and interest expense, increased $135,000 to $232,000 for the six months ended June 30, 2006 from $97,000 over the six months ended June 30, 2005. The increase in revenues is due primarily to a decrease in tenant concessions of $31,000 for the six months ended June 30, 2006 as compared to the same period last year. In addition, there was a decrease in vacancy loss of $13,000 as average occupancy for the six months ended June 30, 2006 increased 1.3% to 96% from 93.9% for the same period last year. The increase in net income was due to increased revenues in addition to decreased expenses of $81,000 which are primarily attributable to a decrease in depreciation of $67,000 as the expense was not recorded as of April 1, 2006 due to the property being classified as held for sale. In addition, interest expense decreased $28,000 as the revolving credit facility was paid off and amortization decreased $9,000 as the revolving credit facility costs were fully amortized. These decreases were offset by a $21,000 increase in payroll.

Le Coeur du Monde Apartments (St. Louis, Missouri)

Le Coeur du Monde Apartments have been designated as real estate held for sale as of April 1, 2006. As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the three months ended June 30, 2006 increased $52,000 to $488,000 from $436,000 over the three months ended June 30, 2005. Net income, which includes a deduction for mortgage interest expense, increased $159,000 to $79,000 for the three months ended June 30, 2006 from a loss of $80,000 for the three months ended June 30, 2005. The increase in revenues was due to a $13,000 decrease in vacancy loss resulting from a 3.6% increase in average occupancy to 97.1% for the three months ended June 30, 2006 from 93.5% for the same period in 2005. In addition, there was a $32,000 reduction in tenant concessions. The increase in net income was a result of increased revenues in addition to a decrease of $107,000 in expenses. The decrease in expenses is primarily attributable to a decrease of $85,000 in depreciation expense due to the property being classified as held for sale. In addition, there was a $11,000 decrease in repairs and maintenance expense.

Total revenues for the six months ended June 30, 2006 increased $69,000 to $964,000 from $895,000 for the six months ended June 30, 2005. Net income, which includes deductions for depreciation through March 31, 2006 and mortgage interest expense, increased $169,000 to $60,000 for the six months ended June 30, 2006 from a loss of $109,000 for the six months ended June 30, 2005. The increase in revenues was due to a $33,000 decrease in vacancy loss resulting from a 3.9% increase in average occupancy to 97.8% for the six months ended June 30, 2006 from 93.9% for the same period in 2005. In addition, there was a $35,000 reduction in tenant concessions. The increase in net income was a result of increased revenues in addition to a decrease of $100,000 in expenses. The decrease in expenses is primarily attributable to a decrease of $71,000 in depreciation expense as the expense was not recorded as of April 1, 2006 due to the property being classified as held for sale. In addition, there was a $27,000 decrease in repairs and maintenance expense.

Cypress Key Apartments (Orlando, Florida)

On March 28, 2005, the Registrant sold Cypress Key Apartments in Orlando, Florida, for $27,000,000 in an all cash transaction. Proceeds from the sale were used, in part, to retire the mortgage note of approximately $15,860,000 that had been secured by the property. The sale of Cypress Key Apartments resulted in a net gain for financial reporting purposes of approximately $6,351,000. (Please refer to Form 8-K filed April 21, 2005, in connection with this transaction.) The gain for tax purposes was computed using the tax basis of the assets sold, and will differ from the gain reported on the consolidated financial statements.

Due to the retirement of the mortgage note prior to the maturity date, the Registrant incurred a yield maintenance payment of $1,476,000 for the six months ended June 30, 2005.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2006 increased $6,000 to $223,000 from $217,000 for the three months ended June 30, 2005. Net income, which includes deductions for depreciation, for the three months ended June 30, 2006 increased $3,000 to $119,000 from $116,000 for the three months ended June 30, 2005. The increase in total revenue was due to increasing rental rates on the existing leases. The increase in net income was the result of the increase in revenues offset by a $3,000 increase in expenses.

Total revenues for the six months ended June 30, 2006 increased $12,000 to $446,000 from $434,000 for the six months ended June 30, 2005. Net income, which includes deductions for depreciation, for the six months ended June 30, 2006 increased $9,000 to $243,000 from $234,000 for the six months ended June 30, 2005. The increase in total revenue was due to increasing rental rates on the existing leases. The increase in net income was the result of the increase in revenues offset by a $3,000 increase in expenses.

435 Park Court (Lino Lakes, Minnesota)

On October 5, 2005, the Registrant acquired 435 Park Court, a 265,516 square foot warehouse distribution property located in Lino Lakes, Minnesota, for a contract price of $15,150,000 in an all cash transaction. In connection with the acquisition, the Registrant obtained a mortgage for $10,000,000, which is secured by the property. The entire property is leased to Distribution Alternatives, Inc., a Minnesota corporation, through September 30, 2017.

Total revenues for the three months ended June 30, 2006 were approximately $393,000. Net income for the three months ended June 30, 2006, which includes deductions for interest expense and depreciation, was approximately $41,000 after $352,000 of expenses. Expenses for the period were primarily interest expense, real estate taxes and depreciation of $145,000, $101,000 and $88,000, respectively.

Total revenues for the six months ended June 30, 2006 were approximately $786,000. Net income for the six months ended June 30, 2006, which includes deductions for interest expense and depreciation, was approximately $26,000 after $760,000 of expenses. Expenses for the period were primarily interest expense, real estate taxes and depreciation of $338,000, $210,000 and $177,000, respectively.

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

Equity in net loss of joint venture for the three months ended June 30, 2006 decreased $98,000 to $1,000 from a loss of $99,000 for the three months ended June 30, 2005. The results of operations from the joint venture for the quarter ended June 30, 2006 represents miscellaneous expenses incurred by the joint venture after the sale of the underlying property.

Equity in net loss of joint venture for the six months ended June 30, 2006 decreased $264,000 to a loss of $6,000 from a loss of $270,000 for the six months ended June 30, 2005. The results of operations from the joint venture for the six months ended June 30, 2006 represents miscellaneous expenses incurred by the joint venture after the sale of the underlying property.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

On March 14, 2006 the Registrant paid down the entire outstanding balance on the revolving credit facility under which interest incurred was determined based on current market rates that fluctuated with LIBOR.

ITEM 4.
CONTROLS AND PROCEDURES

(a) The President and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended June 30, 2006 that could significantly affect those controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 - Incorporated herein.

Exhibit 32 - Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 11, 2006	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: August 11, 2006	By:	/s/ George N. Tietjen III
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 11, 2006	By:	/s/ David Weiner
David Weiner

George N. Tietjen III, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 11, 2006	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 11, 2006	By:	/s/ David Weiner
David Weiner

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 11, 2006	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer