Form 10-K
period 2006-12-31
SB PARTNERS
filed 2007-03-30
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended	December 31, 2006

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from ____________________ to ______________________

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

[ ] Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2006, the Registrant owned an apartment community in St. Louis; as well as an industrial flex property in Maple Grove, Minnesota, and warehouse distribution properties in Lino Lakes, Minnesota and Naperville, Illinois.

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

The Registrant does not maintain a Website. However, the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) are available on the SEC’s Website.

Recent Developments and Real Estate Investment Factors

The multifamily investment market continues to be influenced by the current low, but rising interest rate environment and strengthening national economy.  Many leading indicators are showing improved employment growth, continued for-sale housing affordability issues in many markets and condominium conversions provided for stronger rental apartment operations in 2006.  The low interest rate environment has lead to increased liquidity in the real estate market and as a result, strong price appreciation for the apartment sector.  Rising interest rates during 2006 resulted in increased borrowing costs to real estate investors, particularly those who utilize short term, floating rate borrowings where the interest rate is tied to LIBOR.  As interest rates continue to rise, financing costs of real estate investors will also continue to rise, and may have some impact on real estate asset pricing.

Average occupancy for the apartment portfolio owned by the registrant increased on a same-store basis in 2006 to 96.0% from 93.9%.

The industrial market is seeing increased construction, declining vacancy rates, and increasing rental rates which are expected to continue well into 2007.  The industrial real estate sector has been transformed along with the global economy. Manufacturers are moving their operations to low cost offshore destinations. The departure of manufacturers to lower cost regions has given birth to a dynamic logistics industry with the mission of delivering consumer and business capital goods manufactured overseas to their final destinations in the United States.  Demand has grown for distribution centers near major seaports, inland ports, and intermodal hubs where containers are transferred between rail and truck. Growing imports promise to sustain absorption of large distribution centers in the key logistics markets around the U.S.

Occupancy for the industrial flex and warehouse distribution portfolio owned by the registrant remained at 100% from 2005 to 2006.

(Please refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Registrant began to shift the portfolio, from a primarily apartment portfolio to an industrial portfolio, in 2006 with the sale of two apartment properties, and the acquisition of a warehouse distribution property. In March, the Registrant sold Holiday Park Apartments in Holiday, Florida. Comprised of 246 units, it was purchased in 1991. In November, the Registrant added an additional warehouse distribution center to the portfolio by purchasing 175 Ambassador Drive, located in Naperville, Illinois. The property consists of a recently expanded warehouse distribution center containing 331,089 square feet of space and is currently 100% occupied by one tenant whose lease expires in September, 2026. In December, the Registrant sold Halton Place Apartments in Greenville, South Carolina. Comprised of 246 units, it was originally purchased in 1998.

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

Risks of Liability and Loss

The development and ownership of real estate may result in liability to third parties due to conditions existing on a property which may result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or natural disaster. Such liability or loss may be uninsurable in some circumstances, such as a loss caused by the presence of mold, or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

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

Tax Matters

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2006. Unitholders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unitholder's own tax characteristics.

General

Efforts required in complying with federal, state and local environmental regulations may have and may continue to have an adverse effect on the Registrant's operations in the future, although such costs have not historically been significant in amount.

There are approximately 5 full and part-time on-site project personnel employed at the Registrant's properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The properties owned by the Registrant as of December 31, 2006 are as follows:

		Description
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Percent Ownership	Occupancy 12/31/2006	Mortgage Payable

Apartments:
Le Coeur du Monde Apts.(a)	St. Louis, MO	177,000	192	12.3	Sep-99	100%	93.50%	$9,477,741

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
175 Ambassador Drive (c)	Naperville, IL	331,089	n/a	17.55	Dec 06	100%	100%	$7,084,552

Additional information regarding properties owned by the Registrant:

	2006	2005	2004	2003	2002

Average Occupancy (d)

Holiday Park Apts.(e)	97.17%	93.50%	94.50%	94.50%	90.90%
Cypress Key Apts. (f)	n/a	98.20%	91.70%	89.70%	90.40%
Halton Place Apts. (g)	96.59%	92.70%	90.30%	84.50%	87.20%
Le Coeur du Monde Apts. (a)	95.97%	95.50%	93.90%	86.70%	93.00%
Eagle Lake Business Center IV	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (b)	100.00%	100.00%	n/a	n/a	n/a
175 Ambassador Drive (c)	100.00%	n/a	n/a	n/a	n/a

Effective Annual Rent (d)

Holiday Park Apts. (e)(h)	$6,583	$5,796	$5,522	$5,261	$5,056
Cypress Key Apts. (f)(h)	n/a	$8,214	$7,656	$7,469	$7,706
Halton Place Apts. (g)(h)	$6,895	$6,288	$5,886	$5,685	$6,095
Le Coeur du Monde Apts. (a)(h)	$9,577	$8,998	$8,799	$8,358	$9,164
Eagle Lake Business Center IV (i)	$15	$14	$14	$14	$12
435 Park Court (b)(i)	$22	$4	n/a	n/a	n/a
175 Ambassador Drive (c)(i)	$7	n/a	n/a	n/a	n/a

(a) Property is held for sale.
(b) Property was purchased on October 5, 2005.
(c) Property was purchased on November 28, 2006
(d) For period of ownership.
(e) Property was sold on May 2, 2006.
(f) Property was sold on March 28, 2005.
(g) Property was sold on December 20, 2006.
(h) Per apartment unit. Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(i) Per square foot. Base rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is a party to certain actions arising directly from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Registrant believes that the resolution of these matters will not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unitholders as of December 31, 2006 was 3,133.

At various times, the Registrant has generated and distributed cash to the unitholders. A distribution of $40 per unit totaling $310,140 was paid on March 1, 2005 to unitholders of record on December 31, 2004. In addition, on March 1, 2006, the Registrant made a distribution of $350 per unit, totaling $2,713,725, to unitholders on record as of December 31, 2005. Furthermore, on March 1, 2007 the Registrant made a distribution of $350 per unit totaling $2,713,725, to unitholders as of December 31, 2006. Including the latest distribution, cumulative distributions since inception have totaled $110,895,065. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with accounting principles generally accepted in the United States of America. This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10-K. Certain prior year amounts have been reclassified to make them comparable to the current year presentation. See note 2 to the consolidated financial statements.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$3,093	$1,236	$877	$875	$444
Operating Expenses, Less Depreciation
and Amortization	(2,648)	(1,676)	(1,466)	(1,484)	(1,387)
Depreciation and Amortization	(532)	(200)	(110)	(110)	(64)

Loss from Operations	(87)	(640)	(699)	(719)	(1,007)
Equity in Net (Loss) Income of Joint Venture	(26)	3,342	(317)	(239)	(93)

(Loss) Income from Continuing Operations	(113)	2,702	(1,016)	(958)	(1,100)

Income (Loss) from Discontinued Operations	781	(1,403)	(314)	(570)	(1,063)
Gain on Sale of Investments in Real Estate	12,376	6,351	-	-	17,481

Net Income (Loss)	$13,044	$7,650	$(1,330)	$(1,528)	$15,318

Income (Loss) from Continuing Operations
per Unit of Partnersip Interest:	$(15)	$349	$(131)	$(124)	$(142)

Distributions paid per Unit of Partnership Interest	$350	$40	$40	$500	$100

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$40,143	$19,658	$4,480	$4,588	$4,690
Real Estate Assets Held for Sale	$12,527	$27,387	$47,855	$48,649	$49,481
Total Assets	$67,013	$55,341	$56,310	$57,811	$60,508
Mortgage Notes Payable	$17,085	$10,000	$-	$-	$-
Other Liabilities in Discontinued Operations	$9,639	$15,404	$33,453	$33,769	$30,770

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2006, the Registrant owned an apartment community in St. Louis, Missouri, an industrial flex property in Maple Grove, Minnesota, and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2006.

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

On December 22, 2005 Waterview Apartments, the underlying property owned by the joint venture, was sold. The joint venture plans to liquidate in 2007.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for the Partnership on January 1, 2008. The Partnership does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2006, the Registrant’s contractual obligations consisted of mortgage notes payable. Principal payments under the mortgage notes payable are due as follows:

For the year ending December 31,
2007	$285,495
2008	318,044
2009	9,310,862
2010	6,647,892
2011	0
Thereafter	10,000,000

Total	$26,562,293

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Registrant had cash and cash equivalents of approximately $1,000,000, in addition to approximately $12,999,000 in investments and approximately $24,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, of which the entire $24,000 is included in other assets in discontinued operations. These balances are approximately $6,677,000 more than the cash, cash equivalents, investments and deposits held in escrow as of December 31, 2005. The increase in cash and cash equivalents, investments and escrows is due primarily to the sale of Holiday Park Apartments, which provided approximately $14,992,000 after closing costs and the retirement of the related mortgage note of approximately $3,383,000 as well as the sale of Halton Place Apartments, which provided approximately $12,456,000 after closing costs. Operating activities provided approximately $1,831,000 from which $1,192,000 was provided by discontinued operations. Cash was used for the purchase of a commercial property in Naperville, Illinois for approximately $13,824,000, which is net of an assumed mortgage with a balance of approximately $7,107,000. In addition, cash was decreased by distributions made to Unitholders of record of approximately $2,714,000 and the retirement of $2,000,000 of the revolving credit facility that was secured by Halton Place Apartments. In addition, other uses of cash were additions to real estate properties in continuing operations and real estate held for sale totaling approximately $83,000 and $409,000, respectively, as well as principal payments on mortgages of approximately $189,000.

Total outstanding debt at December 31, 2006 consisted of approximately $26,562,000 of long-term nonrecourse first mortgage notes, of which $9,478,000 is included in other liabilities in discontinued operations. Scheduled maturities through regularly scheduled monthly payments will be approximately $285,000 in 2007. The terms of certain mortgage notes require escrow of estimated annual real estate tax, insurance and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant generally has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

In March 2007 and 2006, the Registrant made distributions of $350 per unit to Unitholders of record as of December 31, 2006 and 2005. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant, for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2006 VS. 2005

Total revenues from continuing operations increased $1,857,000 to approximately $3,093,000 in 2006 from approximately $1,236,000 in 2005, primarily due to income provided by 435 Park Court, which was acquired in October 2005. The Registrant generated a net loss from continuing operations of approximately $113,000 in 2006, a decrease of $2,815,000 as compared with net income of approximately $2,702,000 in 2005. Total expenses from continuing operations for 2006 increased approximately $1,304,000 to $3,180,000 from $1,876,000 in 2005, primarily due to increases in interest expense of $600,000, an increase in depreciation and amortization of $332,000, and an increase in real estate taxes of $351,000. In addition, equity in net income from joint venture decreased $3,368,000 to a loss $26,000 for 2006 from income of $3,342,000 in 2005, as the sale of the joint venture’s underlying property, Waterview Apartments, took place in December 2005. The Registrant generated net income from discontinued operations, including gain on sale of investment in real estate, of approximately $13,157,000 in 2006, an increase of $8,209,000, as compared with approximately $4,948,000 in 2005, primarily due to the gains on sales of Holiday Park Apartments and Halton Place Apartments in 2006, and offset by the gain on sale of Cypress Key Apartments in 2005.

Interest expense from continuing operations was approximately $600,000 higher for 2006 as compared to 2005. This is due to an increase of $532,000 in interest expense incurred for the mortgage note that was used to partially finance the purchase of 435 Park Court in October 2005 and $68,000 in interest expense incurred on the mortgage assumed in connection with the purchase of 175 Ambassador Drive. Interest expense from discontinued operations was approximately $1,875,000 lower in 2006 as compared to 2005, mainly due to retirement of mortgages as properties were sold and a $1,476,000 yield maintenance premium incurred in 2005 when the mortgage related to Cypress Key Apartments was retired at the time the property was sold.

The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2005 to 2006 in the composition of the portfolio. For additional analysis, please refer to the discussions of the individual properties below.

Holiday Park Apartments (Holiday, Florida)

On May 2, 2006 the Registrant sold Holiday Park Apartments in Holiday, Florida, in addition to the adjacent 13.9 acres of undeveloped land, for $15,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $3,383,000 that had been secured by the property. The sale of Holiday Park Apartments resulted in a net gain for financial reporting purposes of approximately $11,770,000. (Please refer to the 8-K filed May 12, 2006, in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the year ended December 31, 2006 decreased approximately $975,000 to approximately $594,000 from approximately $1,569,000. Net income before gain on sale, which includes a deduction for mortgage interest expense, for the year ended December 31, 2006 decreased approximately $288,000 to approximately $9,000 from approximately $297,000 for the year ended December 31, 2005.

Due to the sale of the property by the Registrant, the reporting period for Holiday Park Apartments ended on May 2, 2006. The changes in revenue and income are due substantially to the shortened reporting period. In addition, as Holiday Apartments was a real estate asset held for sale as of June 22, 2005, no depreciation was charged to expense in the current period, which decreased depreciation expense approximately $92,000, from the prior year. These amounts are included in income from discontinued operations in the consolidated statements of operations.

Halton Place Apartments (Greenville, South Carolina)

On December 20, 2006, the Registrant sold Halton Place Apartments in Greenville, South Carolina, for $12,830,000 in an all cash transaction. The sale of Halton Place Apartments resulted in a net gain for financial reporting purposes of approximately $606,000. (Please refer to the 8-K filed January 3, 2007, as amended on January 30, 2007 in connection with this transaction.) The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the year ended December 31, 2006 increased approximately $100,000 to approximately $1,684,000 from approximately $1,584,000. Net income before gain on sale, which includes a deduction for mortgage interest expense and depreciation, for the year ended December 31, 2006 increased approximately $439,000 to approximately $604,000 from approximately $165,000 for the year ended December 31, 2005.

Due to the sale of the property by the Registrant, the reporting period for Holiday Park Apartments ended on December 20, 2006. The shortened reporting period had no material effect on the operating results as the sale took place eleven days before the end of the year.  The increase in revenues were due to an approximate $71,000 decrease in tenant concessions and an approximate $78,000 decrease in vacany loss as occupancy increased to 97.2% in 2006 from 93.5% in 2005. These amounts were offset by an approximately $54,000 decrease in rental income, primarily due to the eleven days in 2006 that the Registrant didn’t own the property. The increase in net income was due to the increase in revenues and a decrease in expenses of approximately $339,000 primarily due to a decrease in depreciation of approximately $307,000, as Holiday Apartments was a real estate asset held for sale as of April 1, 2006. These amounts are included in income from discontinued operations in the consolidated statements of operations.

Le Coeur du Monde Apartments (St. Louis, Missouri)

Le Coeur du Monde Apartments has been designated as real estate held for sale as of April 1, 2006. As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets and other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues increased approximately $86,000, to approximately $1,903,000 in 2006 from approximately $1,817,000 in 2005. Net income, which includes deductions for depreciation and mortgage interest expense, increased $426,000 to approximately $175,000 in 2006 from a loss of approximately $251,000 in 2005. The increase in total revenues was primarily due to an approximately $78,000 decrease in tenant concessions. Average occupancy increased 0.5% to 96.0% for the year ended 2006 compared with 95.5% in 2005. The increase in net income was due to increased revenues in addition to decreased expenses primarily attributable to an approximately $310,000 decrease in depreciation expense, as the expense was not recorded after April 1, 2006 due to the property being classified as held for sale.

Since 1990, average occupancy for the St. Louis apartment has trended in the low- to mid-90% range, while average rental rate increases have measured between 1% and 3% annually. The area’s healthy operating conditions are a reflection of the region’s favorable demographics and diverse economic development over the past several years. At the close of the fourth quarter of 2006, the St. Louis apartment market had an average occupancy level of 92.0%, which is identical to the previous year’s occupancy level. During the same one-year period, the region’s average rental rate grew by 2.0%, from $686 to $700.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased approximately $9,000, to approximately $877,000 in 2006 compared with $868,000 in 2005. Net income, which includes deductions for depreciation, decreased $19,000, to approximately $456,000 in 2006 from approximately $475,000 in 2005. Occupancy for both years was 100%. The increase in total revenue was due to increasing rental rates on an existing lease. The decrease in net income was primarily due to an increase in amortization expense of approximately $19,000 in 2006, offset by the increase in revenues.

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2.26 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Minneapolis-St. Paul industrial market as of December 31, 2006 was reported to be 9.7%.  Lease rates increased to $4.44 per square foot for all industrial. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.2%.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased approximately $1,223,000, to approximately $1,494,000 in 2006 compared with approximately $271,000 in 2005. Net income, which includes deductions for depreciation, increased approximately $21,000, to approximately $84,000 in 2006 from approximately $63,000 in 2005.

As the property was purchased on October 5, 2005, the reporting period for that year was approximately three months, whereas the income and expenses for 2006 reflect a full year of ownership. The changes in revenue and net income are attributed to this. Occupancy for both years was 100%. Expenses totaled approximately $1,410,000 and $208,000 in 2006 and 2005, respectively primarily consisting of interest expense of approximately $628,333 and $97,000, respectively, depreciation of approximately $354,000 and $88,000, respectively, and real estate taxes of approximately $349,000 and $7,000, respectively.

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2.26 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Minneapolis-St. Paul industrial market as of December 31, 2006 was reported to be 9.7%.  Lease rates increased to $4.44 per square foot for all industrial. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.2%.

175 Ambassador Drive (Naperville, Illinois)

On November 28, 2006, the Registrant acquired 175 Ambassador Drive, a 331,089 square foot warehouse distribution property located in Naperville, Illinois, for a contract price of $20,800,000 (Please refer to the 8-K filed on December 4, 2006, as amended on January 30, 2007 in connection with this transaction). In connection with the acquisition, the Registrant assumed a mortgage of $7,107,000, which is secured by the property. The entire property is leased to Systemax, Inc. through September 28, 2026.

For the period of November 28 through December 31, 2006, total revenues of approximately $207,000 were earned. Net income was approximately $84,000, which includes deductions for interest expense of approximately $68,000 and depreciation of approximately $44,000.

The Chicago industrial market reported a net absorption of industrial space of nearly 18.2 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Chicago industrial market as of December 31, 2006 was reported to be 8.8%.  Lease rates increased to $4.39 per square foot for all industrial.  The Chicago labor market remains strong with an unemployment rate of 3.7% which is lower than the national average of 4.2%.

Investment in Joint Venture

On December 22, 2005, Waterview Apartments, the underlying property in the joint venture, was sold for $25,750,000 in an all cash transaction. The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay the defeasance penalty of $2,064,000.

Equity in net income of joint venture decreased approximately $3,368,000 to a loss of approximately $26,000 for 2006 as compared with an equity in net income of approximately $3,342,000 for 2005. The decrease is due to the sale of property and cessation of operations in 2005.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2005 VS. 2004

Total revenues from continuing operations increased approximately $359,000 to approximately $1,236,000 in 2005 from approximately $877,000 in 2004, primarily due to income provided by 435 Park Court, which was acquired in October 2005. The Registrant generated a net loss from continuing operations of approximately $640,000 in 2005, a decrease of approximately $59,000 as compared with a net loss of approximately $699,000 in 2004. Total expenses from continuing operations for 2005 increased approximately $299,000 to approximately $1,876,000 from approximately $1,577,000 in 2004, primarily due to increases in depreciation of $90,000, professional fees of approximately $169,000 and interest expense of approximately $97,000. In addition, equity in net income from joint venture increased approximately $3,659,000 to approximately $3,342,000 for 2005 from a loss of approximately $317,000 in 2004, due to the sale of the joint venture’s underlying property, Waterview Apartments, in December 2005. The Registrant generated net income from discontinued operations after gain on sale of investment in real estate of approximately $4,948,000 in 2005, an increase of approximately $5,262,000, as compared with a net loss of approximately $314,000 in 2004, primarily due to the gain on sale of Cypress Key Apartments in March 2005.

Interest expense from continuing operations was approximately $97,000 higher for 2005 as compared to 2004. This is due to additional interest expense on the mortgage note of $10,000,000 taken out to partially fund the purchase of 435 Park Court. Interest expense from discontinued operations was approximately $631,000 higher for 2005 as compared to 2004, due to the net of the yield maintenance charge of approximately $1,476,000 and reduction of approximately $801,000 in mortgage interest expense relating to the retirement of the mortgage secured by Cypress Apartments concurrent with its sale of the property in March 2005.

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

Total revenues for the year ended December 31, 2005 decreased $2,152,000 to $737,000 from $2,889,000. Loss before gain on sale, which includes a deduction for mortgage interest expense, for the year ended December 31, 2005 increased $1,158,000 to $1,613,000 from $455,000 for the year ended December 31, 2004.

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

Halton Place Apartments (Greenville, South Carolina)

On December 20, 2006 the Registrant sold Halton Place Apartments in Greenville, South Carolina, for $12,830,000 in an all cash transaction. The sale of Halton Place Apartments resulted in a net gain for financial reporting purposes of approximately $606,000. The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements. The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues increased $85,000 to approximately $1,584,000 in 2005 from approximately $1,499,000 in 2004. Net income, which includes deductions for depreciation and mortgage interest expense, increased $7,000 to approximately $165,000 in 2005 from approximately $158,000 in 2004.

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

During 2005, St. Louis employment grew by 15,700 new jobs or 1.2% over its employment base of approximately 1,361,000. Research reports indicate this is one of the fastest growing metropolitan areas in the United States. Apartment vacancy rates dropped slightly during 2005 to 8.0% from 8.2% in 2004 due to lower levels of new construction and employee growth. Market rate rents increased by 2.1% in 2005 as compared to the same period in 2004.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues remained unchanged in 2005 at $868,000. Net income, which includes deductions for depreciation, decreased $5,000, to approximately $475,000 in 2005 from approximately $480,000 in 2004.
Occupancy for both years was 100%. The decrease in net income was primarily due to a slight increase in expenses of $5,000.

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2,000,000 square feet in 2005. The 2005 vacancy rates for all industrial reported at 10.8%. Lease rates declined to $4.19 per square foot for all industrial and increased to $8.68 per square foot for office space. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.9%.

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

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2,000,000 square feet in 2005. The 2005 vacancy rates for all industrial reported at 10.8%. Lease rates declined to $4.19 per square foot for all industrial and increased to $8.68 per square foot for office space. The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.9%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Independent Auditors’ Report thereon, are contained herein on pages 28 through 45 of this Annual Report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 46 through 47 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2006 that could significantly affect those controls subsequent to the date of evaluation.

ITEM 9B. OTHER INFORMATION

None.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	64	President & Director

Millie C. Cassidy	61	Vice President & Director

David Weiner	71	Chief Executive Officer

Anita Breslin	50	First Vice President

Robert Leniart	50	Vice President

Martin Cawley	50	Vice President

George N. Tietjen	46	Chief Financial Officer and Treasurer

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
   BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2006, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unitholders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group. The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b)
As of December 31, 2006, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 1,840.50 Units of Limited Partnership Interest, representing 27.8% of the outstanding number of Units on December 31, 2006. In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on December 13, 2006, when the total number of Units held reached 27% of the outstanding number of Units.

(c)	During the year ended December 31, 2006, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $709,655, $687,210, and $712,845, for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2006, 2005 or 2004.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $481,269, $526,060, and $617,279 in 2006, 2005, and 2004, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate is paid an annual fee, which aggregated $30,272, $25,824, and $42,820, in 2006, 2005, 2004, respectively, and is based upon the trust company's standard rate schedule.

In connection to the sale of Holiday Park Apartments on May 2, 2006 and Halton Place Apartments on December 20, 2006, a market rate brokerage commission of $310,000 and $256,600, respectively, was paid to an affiliate of the General Partner.

Reference is made to Items 10 and 11, and Notes 3,6 and 12 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $133,000 and $180,000 for the years ended December 31, 2006 and 2005, respectively. All of the fees for 2005 and $28,000 of the fees for 2006 were paid to Deloitte & Touche LLP, the former independent registered accounting firm for the Partnership. The remaining 2006 fees of $105,000 are in connection with Dworken, Hillman, LaMorte & Sterczala, P.C., the current independent registered accounting firm for the Partnership.

2.
Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2006 and 2005 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $15,000 and $20,000 for the years ended December 31, 2006 and 2005, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT
  SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial statements - The Registrant's 2006 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 30, 2007	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: March 30, 2007	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	March 30, 2007
David Weiner

Chief Financial Officer & Treasurer
/s/ George N. Tietjen III	(Principal Financial & Accounting Officer)	March 30, 2007
George N. Tietjen III

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: March 30, 2007	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 30, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)  the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: March 30, 2007	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: March 30, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Reports of Independent Registered Public Accounting Firm	29 - 30

Consolidated Balance Sheets as of December 31, 2006 and 2005	31

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	32

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2006, 2005 and 2004	33

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	34

Notes to Consolidated Financial Statements	35 - 45

Supplemental Financial Statement schedule:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2006	46-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
SB Partners:

We have audited the accompanying consolidated balance sheet of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2006, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We also audited the reclassification described in Note 2 that was applied to retrospectively adjust the presentation of the 2005 and 2004 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the financial statements referred to above, we audited the supplemental financial statement schedule listed in the foregoing table of contents as of December 31, 2006 and for the year then ended. In our opinion, the supplemental financial statement schedule presents fairly, in all material respects, the information set forth therein, when considered in relation to the financial statements taken as a whole.

/s/ Dworken Hillman LaMorte & Sterczala, P.C.

Shelton, Connecticut
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SB Partners:

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2005, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2005 and 2004 (the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2006

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$1,985,000
Buildings, furnishings and improvements	37,090,344	18,156,163
Less - accumulated depreciation	(1,012,808)	(483,464)
	40,142,536	19,657,699

Real estate held for sale	12,527,027	27,387,386
Investment in joint venture	-	712,800
	52,669,563	47,757,885

Other Assets -
Cash and cash equivalents	999,342	7,081,976
Marketable securities	12,999,198	-
Other	210,430	32,972
Other assets in discontinued operations	134,728	468,470

Total assets	$67,013,261	$55,341,303

Liabilities:
Mortgage note payable	$17,084,552	$10,000,000
Accounts payable and accrued expenses	237,500	227,124
Tenant security deposits	92,221	103,366
Deferred revenue	23,314	-
Other liabilities in discontinued operations,
including $9,477,741 and $15,027,370 of
mortgage notes payable, respectively	9,638,501	15,404,212

Total liabilities	27,076,088	25,734,702

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	39,950,457	29,621,217
General partner - 1 unit	(13,284)	(14,616)

Total partners' capital	39,937,173	29,606,601

Total liabilities and partners' capital	$67,013,261	$55,341,303

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2006	2005	2004
Revenues:
Base rental income	$1,938,947	$853,240	$581,673
Other rental income	657,533	295,492	290,901
Interest on short-term investments	496,654	87,156	4,588

Total revenues	3,093,134	1,235,888	877,162

Expenses:
Real estate operating expenses	525,832	427,582	459,013
Interest on mortgage notes payable	696,768	96,667	-
Depreciation and amortization	531,708	199,866	110,043
Real estate taxes	521,292	170,759	167,268
Management fees	709,655	687,210	712,845
Other	194,738	293,750	127,335

Total expenses	3,179,993	1,875,834	1,576,504

Loss from operations	(86,859)	(639,946)	(699,342)

Equity in net (loss) income of joint venture	(26,133)	3,342,104	(317,007)

(Loss) income from continuing operations	(112,992)	2,702,158	(1,016,349)

Income (loss) from discontinued operations	781,439	(1,403,033)	(313,887)

Net gain on sale of investment in real estate property	12,375,850	6,350,771	-

Net income (loss)	13,044,297	7,649,896	(1,330,236)

Income (loss) allocated to general partner	1,682	987	(171)

Income (loss) allocated to limited partners	$13,042,615	$7,648,909	$(1,330,065)

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(14.57)	$348.53	$(131.09)

Discontinued operations (including gain on sale)	$1,697.06	$638.17	$(40.49)

Net income (loss)	$1,682.49	$986.70	$(171.58)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2006, 2005, and 2004

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2004	7,753	$119,968,973	$(104,821,861)	$8,775,461	$23,922,573
Cash distributions	-	-	(310,100)	-	(310,100)
Net loss for the year	-	-	-	(1,330,065)	(1,330,065)
Balance, December 31, 2004	7,753	119,968,973	(105,131,961)	7,445,396	22,282,408
Cash distributions	-	-	(310,100)	-	(310,100)
Net income for the year	-	-	-	7,648,909	7,648,909
Balance, December 31, 2005	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year	-	-	-	13,042,615	13,042,615
Balance, December 31, 2006	7,753	$119,968,973	$(108,155,436)	$28,136,920	$39,950,457

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2004	1	$10,000	$(25,474)	$122	$(15,352)
Cash distributions	-	-	(40)	-	(40)
Net loss for the year	-	-	-	(171)	(171)
Balance, December 31, 2004	1	10,000	(25,514)	(49)	(15,563)
Cash distributions	-	-	(40)	-	(40)
Net income for the year	-	-	-	987	987
Balance, December 31, 2005	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	1,682	1,682
Balance, December 31, 2006	1	$10,000	$(25,904)	$2,620	$(13,284)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$13,044,297	$7,649,896	$(1,330,236)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Net gain on sale of investment in real estate property	(12,375,850)	(6,350,771)	-
Equity in net (income) loss of joint venture	26,133	(3,342,104)	317,007
Depreciation and amortization	761,559	1,281,137	1,601,822
Distributions received from joint venture	686,667	2,103,330	-
Increase in deferred revenue	23,314	-	-
Net (increase) decrease in operating assets	(117,956)	49,891	204,735
Net decrease in operating liabilities	(216,851)	(307,416)	(114,866)

Net cash provided by operating activites	1,831,313	1,083,963	678,462

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	27,448,306	26,581,743	-
Return of capital from investment in joint venture	-	3,714,563	-
Acquisition of real estate property	(13,823,943)	(15,312,160)	-
Decrease in cash held in escrow	239,371	307,205	-
Additional investment in joint venture	-	(375,000)	(30,000)
Purchase of marketable securities	(12,999,198)	-	-
Capital additions to real estate owned	(492,362)	(733,297)	(653,108)

Net cash provided by (used in) investing activites	372,174	14,183,054	(683,108)

Cash Flows From Financing Activities:
Additional borrowings under revolving credit facility	-	2,200,000	700,000
Repayments of mortgage notes payable	(3,383,118)	(15,859,050)	-
Principal payments on mortgage notes payable	(189,278)	(242,212)	(445,243)
Proceeds of mortgage note payable	-	10,000,000	-
Repayments of borrowings under revolving credit facility	(2,000,000)	(4,100,000)	-
Distributions paid to partners	(2,713,725)	(310,140)	(310,140)

Net cash used in financing activities	(8,286,121)	(8,311,402)	(55,383)

Net change in cash and cash equivalents	(6,082,634)	6,955,615	(60,029)

Cash and cash equivalents at beginning of year	7,081,976	126,361	186,390

Cash and cash equivalents at end of year	$999,342	$7,081,976	$126,361

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,616,635	$2,917,951	$2,190,765

Mortgage assumed in connection with acquisition of real
estate property	$7,107,319	$-	$-

See notes to consolidated financial statements

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2006 is estimated to be fully realizable.

(e)	Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.
(f)	For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.
(g)	Marketable securities consist of corporate paper, which are classified as held to maturity and purchased at a discount, which will be accreted over the life of the security.
(h)	The Partnership accounts for its investment in joint venture under the equity method of accounting as the Partnership exercises significant influence, but not control, over the joint venture.
(i)	Deferred revenue represents amounts received under a contract that are recognized as earned over the contract period.
(j)
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

(k)
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

(l)
Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.

(m)
Net income (loss) per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.

(n)
The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

(o)	Certain prior year amounts have been reclassified to conform with the current year presentation (see note 2).

(2) RECLASSIFICATIONS
As of April 1, 2006, the Partnership designated Halton Place Apartments and Le Coeur du Monde as real estate held for sale. Accordingly, these properties are included in real estate held for sale on the consolidated balance sheets. Assets and liabilities of these properties are reflected as other assets and liabilities in discontinued operations on the consolidated balance sheets and their results of operations are reflected as income (loss) from discontinued operations on the consolidated statements of operations.

The consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been retrospectively adjusted to reflect this reclassification as follows:

	December 31, 2005

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of April 1, 2006	adjusted
ASSETS
Investments -
Real estate, at cost
Land	$4,577,500	$(2,592,500)	$1,985,000
Buildings, furnishings and improvements	44,372,200	(26,216,037)	18,156,163
Less - accumulated depreciation	(5,079,885)	4,596,421	(483,464)
	43,869,815	(24,212,116)	19,657,699

Real estate held for sale	3,175,270	24,212,116	27,387,386
Investment in joint venture	712,800	-	712,800
	47,757,885	-	47,757,885
Other Assets -
Cash and cash equivalents	7,081,976	-	7,081,976
Cash held by lenders in escrow	137,354	(137,354)	-
Other	167,617	(134,645)	32,972
Other assets in discontinued operations	196,471	271,999	468,470

Total assets	$55,341,303	$-	$55,341,303

LIABILITIES
Mortgage notes payable	$21,622,268	$(11,622,268)	$10,000,000
Accounts payable and accrued expenses	425,732	(198,608)	227,124
Tenant security deposits	157,751	(54,385)	103,366
Other liabilities in discontinued operations	3,528,951	11,875,261	15,404,212

Total liabilities	25,734,702	-	25,734,702

PARTNERS' CAPITAL
Limited partners - 7,753 units	29,621,217	-	29,621,217
General partners - 1 unit	(14,616)	-	(14,616)

Total partners' capital	29,606,601	-	29,606,601

Total liabilities and partners' capital	$55,341,303	$-	$55,341,303

	For the Year Ended December 31, 2005

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of April 1, 2006	adjusted
REVENUES
Rental income	$4,128,833	$(3,275,593)	$853,240
Other rental income	420,996	(125,504)	295,492
Interest on short-term investments	87,301	(145)	87,156

Total revenues	4,637,130	(3,401,242)	1,235,888

EXPENSES
Real estate operating expenses	1,929,328	(1,501,746)	427,582
Interest on mortgage notes payable	942,510	(845,843)	96,667
Depreciation and amortization	1,045,232	(845,366)	199,866
Real estate taxes	452,284	(281,525)	170,759
Management fees	687,210	-	687,210
Other	307,291	(13,541)	293,750

Total expenses	5,363,855	(3,488,021)	1,875,834

Loss from operations	(726,725)	86,779	(639,946)
Equity in net income of joint venture	3,342,104	-	3,342,104

Income from continuing operations	2,615,379	86,779	2,702,158
Loss from discontinued operations	(1,316,254)	($86,779)	(1,403,033)
Net gain on sale of investment in real estate	6,350,771	-	6,350,771

NET INCOME	7,649,896	-	7,649,896

Income allocated to general partner	987	-	987
Income allocated to limited partners	$7,648,909	$-	$7,648,909

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$337.34	$11.19	$348.53
Discontinued operations (including gain on sale)	$649.36	$(11.19)	$638.17
Net Income per unit of Limited Partnership Interest	$986.70	$-	$986.70

	For the Year Ended December 31, 2004

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of April 1, 2006	adjusted
REVENUES
Rental income	$3,717,223	$(3,135,550)	$581,673
Other rental income	408,410	(117,509)	290,901
Interest on short-term investments	4,588	-	4,588

Total revenues	4,130,221	(3,253,059)	877,162

EXPENSES
Real estate operating expenses	1,921,574	(1,462,561)	459,013
Interest on mortgage notes payable	889,998	(889,998)	-
Depreciation and amortization	802,123	(692,080)	110,043
Real estate taxes	406,467	(239,199)	167,268
Management fees	712,845	-	712,845
Other	138,410	(11,075)	127,335

Total expenses	4,871,417	(3,294,913)	1,576,504

Loss from operations	(741,196)	41,854	(699,342)
Equity in net loss of joint venture	(317,007)	-	(317,007)

Loss from continuing operations	(1,058,203)	41,854	(1,016,349)
Loss from discontinued operations	(272,033)	(41,854)	(313,887)

NET LOSS	(1,330,236)	-	(1,330,236)

Loss allocated to general partner	(171)	-	(171)
Loss allocated to limited partners	($1,330,065)	$-	($1,330,065)

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$(136.49)	$5.40	$(131.09)
Discontinued operations (including gain on sale)	$(35.09)	$(5.40)	$(40.49)
Net loss per unit of Limited Partnership Interest	$(171.58)		$(171.58)

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $709,655, $687,210, and $712,845, for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2006, 2005 or 2004.

(4) INVESTMENTS IN REAL ESTATE
During 2006 and 2005, the Partnership owned apartment projects in St. Louis, Missouri; Greenville, South Carolina; and Holiday and Orlando, Florida; as well as an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois and 13.9 acres of land in Holiday, Florida. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2006 and 2005:

					Real Estate at Cost
	No. of		Year of
Type	Prop.		Acquisition	Description	12/31/06	12/31/05

Industrial flex property	1		2002	60,345 sf	$4,901,089	$4,829,003

Warehouse distribution properties	2		2005-06	596,605 sf	36,254,255	15,312,160

Total cost					41,155,344	20,141,163

Less: Accumulated depreciation					(1,012,808)	(483,464)

					40,142,536	19,657,699

Real estate held for sale	(a	)	1998/91	682 Apts	12,527,027	27,387,386

Net book value					$52,669,563	$47,045,085

(a)  At December 31, 2006, real estate held for sale includes Le Coeur Du Monde. At December 31, 2005, it included Halton Place Apartments, Le Coeur Du Monde, Holiday Park Apartments, and the 13.9 acres of undeveloped land.

(5) REAL ESTATE HELD FOR SALE

Le Coeur Du Monde has been designated as real estate held for sale as of April 1, 2006. In addition, Holiday Park Apartments which included 13.9 acres of undeveloped land and Halton Place Apartments were sold on May 2, 2006 and December 20, 2006, respectively. Furthermore, Cypress Key Apartments was sold on March 28, 2005. Le Coeur Du Monde, Halton Place Apartments, and Holiday Park are reflected as real estate properties held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of these properties are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from these properties are reflected as loss from discontinued operations in the accompanying consolidated statement of operations. The various components of revenue and expenses from discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Operating revenue	$4,183,318	$5,707,424	$7,636,663

Operating expenses	3,401,879	7,110,457	7,950,550

Income (loss) from discontinued operations	$781,439	($1,403,033)	($313,887)

(6) REAL ESTATE TRANSACTIONS
On March 28, 2005, the Partnership sold Cypress Key Apartments, a 360-unit apartment community located in Orlando, Florida, for $27,000,000 in an all cash transaction. The carrying value of the property at the time of sale was $20,230,974 which resulted in a net gain for financial reporting purposes of $6,350,771 after the closing costs of $418,255. The historical cost of the property at the time of sale was $23,843,606. The net proceeds from the sale were used, in part, to retire the mortgage note that had been secured by the property.

On October 5, 2005, the Partnership purchased 435 Park Court, a 265,516 square foot commercial property located in Lino Lakes, Minnesota, for $15,150,000 in an all cash transaction. In connection with the acquisition, the partnership obtained a mortgage of $10,000,000, secured by the property (see note 9).

On May 2, 2006, the Partnership sold Holiday Park Apartments, a 244-unit apartment community located in Holiday, Florida and 13.9 acres of adjacent land for $15,500,000 in all cash transaction. The carrying value of the property at the time of sale was $3,222,181 which resulted in a net gain for financial reporting purposes of $11,770,108 after the closing costs of $507,711, which include a market rate brokerage commission of $310,000 paid to an affiliate of the General Partner. The net proceeds from the sale were used, in part, to retire the mortgage note that had been secured by the property.

On November 28, 2006, the Partnership purchased 175 Ambassador Drive, a 331,089 square foot commercial property located in Naperville, Illinois, for $20,800,00. In connection with the acquisition, the partnership assumed a first mortgage note, secured by the property, with a balance of $7,107,319 (see note 9).

On December 20, 2006, the Partnership sold Halton Place Apartments, a 246-unit apartment community located in Greenville, South Carolina for $12,830,000 in all cash transaction. The carrying value of the property at the time of sale was $11,850,273 which resulted in a net gain for financial reporting purposes of $605,742 after the closing costs of $373,985, which includes a market rate brokerage commission of $256,600 paid to an affiliate of the General Partner.

(7) MARKETABLE SECURITIES
On December 29, 2006 the Partnership purchased General Electric corporate paper for $12,999,198 with a face value of $13,186,000 that matures on April 9, 2007. The discount will be accreted over the life of the security. The carrying value approximates fair value.

(8) INVESTMENT IN JOINT VENTURE
The following are the condensed financial statements (000’s omitted) of the joint venture as of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006.

	(Unaudited)	(Audited)
Balance Sheet	2006	2005

Investment in real estate, net	$0	$0
Other assets	12	1,326
Other liabilities	(12)	(138)
Venturer's capital	$0	$1,188

	(Unaudited)	(Audited)	(Audited)
Statement of Operations	2006	2005	2004

Rent and other income	$36	$2,381	$2,930
Real estate operating expenses,
before depreciation and amortization	(78)	(4,662)	(2,864)
Depreciation and amortization	-	(147)	(495)
Gain on sale	-	7,700	-

Net income (loss)	($42)	$5,272	($429)

Waterview Apartments, the underlying property owned by the joint venture, was sold on December 22, 2005 for $25,750,000 in an all cash transaction. The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay a defeasance penalty of $2,064,000.  The joint venture plans to liquidate in 2007.

(9) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest Rate		Installment	Amount Due
Property	Rate	Maturity Date	Payments (a)	at Maturity	2006	2005

Lino Lakes	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Ambassador Drive	5.880%	October, 2010	554,178	6,508,785	7,084,552	-
					17,084,552	10,000,000

Mortgage notes payable in discontinued operations:

Le Coeur du Monde	7.805%	October, 2009	890,447	9,075,763	9,477,741	9,622,268

Halton Place (b)	6.520%	March, 2007	-	-	-	2,000,000

Holiday Park	6.895%	October, 2009	-	-	-	3,405,102
					$26,562,293	$25,027,370

(a) Annual installment payments include principal and interest. Scheduled principal payments on the total mortgage notes payable are $285,495 for 2007; $318,044 for 2008; $9,310,862 for 2009; $6,647,892 for 2010; $0 for 2011 and $10,000,000 thereafter. Scheduled principal payments on the mortgage note payable included in other liabilities from discontinued operations are $156,219 for 2007; $168,858 for 2008 and $9,152,664 for 2009.
(b) On March 1, 2001, the Partnership entered into a revolving credit facility agreement with a bank in the amount of $7,500,000, which was secured by Halton Place Apartments. The credit facility was for a term of two years, which had been extended to March 1, 2007. Borrowings bore interest at LIBOR plus 1.95%. The agreement required the Partnership to maintain a ratio of NOI, as defined, to actual debt service, as defined, of 1.2 to 1. The facility was retired upon the sale of Halton Place Apartments on December 20, 2006.

(10) QUARTERLY FINANCIAL INFORMATION - UNAUDITED

			Income (Loss) from
		Income (Loss) from	Operations
Year ended December 31, 2006	Revenues (1)	Operations	Per Unit

First Quarter	$682,826	($90,923)	($11.73)
Second Quarter	740,647	28,345	3.66
Third Quarter	830,600	164,141	21.17
Fourth Quarter	839,061	(188,422)	(24.30)

Year ended December 31, 2005

First Quarter	$220,290	($133,610)	($17.23)
Second Quarter	251,804	(112,602)	(14.52)
Third Quarter	255,075	(91,052)	(11.74)
Fourth Quarter	508,719	(302,682)	(39.04)

(1) Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for Le Coeur Du Monde, Halton Place Apartments, Cypress Key Apartments and Holiday Park Apartments, which have been designated as held for sale.

(11) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2006	2005	2004

Net income (loss) for financial reporting purposes	$13,044,297	$7,649,896	($1,330,236)

Adjustment to net gain on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	393,157	99,653	-

Difference between tax and financial statement equity in net
loss of joint venture	(519)	983,634	(296,701)

Difference between tax and financial statement depreciation	(892,510)	(315,412)	(288,631)

Net income (loss) for Federal income tax reporting purposes	$12,544,425	$8,417,771	$(1,915,568)

Net ordinary loss for Federal income tax reporting purposes:	$(224,582)	$(4,467,687)	$(1,915,568)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes:	12,769,007	12,885,458	-

	12,544,425	$8,417,771	$(1,915,568)

Weighted average number of units of limted partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2006 and 2005, the tax bases of the Partnership's assets and liabilities were approximately $68,514,434 and $57,342,350 of assets, and $27,076,087 and $25,734,701 of liabilities, respectively.

(12) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2006, 2005 and 2004 billings to the Partnership amounting to $273,078, $240,974, and $235,404, respectively, and are included in real estate operating expenses. For the years ended December 31, 2006, 2005 and 2004 billings to the partnership which relate to Le Coeur Du Monde, Halton Place Apartments, Cypress Key Apartments and Holiday Park, amount to $208,191, $285,086 and $381,875, respectively, and are included in loss from discontinued operations.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $30,272, $25,824 and $42,800, in 2006, 2005 and 2004, respectively, and is based upon the trust company's standard rate schedule.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of cash and cash equivalents are reasonable estimates of fair value. Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage notes payable is estimated to be $17,050,750 and $26,294,291 at December 31, 2006 and 2005, respectively. These amounts include the fair value of mortgage note payable related to Le Coeur Du Monde, which is held for sale, of $9,772,746 and $10,753,053, for December 31, 2006 and 2005, respectively. In addition, the fair values for Holiday Park of 3,576,051 and Halton Place of 2,000,000 are included in the December 31, 2005 balance, respectively.

(14) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2006 are $3,318,647 for 2007; $3,318,647 for 2008; $3,318,647 for 2009; $3,318,647 for 2010; $3,318,647 for 2011 and $30,826,831 thereafter.

(15) SUBSEQUENT EVENT
On March 1, 2007 the Registrant made a distribution of $350 per unit totaling $2,713,725, to unitholders as of December 31, 2006.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$187,704

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,797,160	15,312,160	10,833
Illinois -
Naperville (175 Ambassador Drive)	7,084,552	2,080,000	18,851,262	20,931,262	-

REAL ESTATE HELD FOR SALE
Missouri -
St. Louis (Le Coeur du Monde)	9,477,741	1,332,500	12,039,635	13,372,135	1,459,108

	$26,562,293	$5,397,500	$48,931,442	$54,328,942	$1,657,645

Column A	Column E			Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,431,089	$4,901,089	$526,121

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,807,993	15,322,993	442,378
Illinois -
Naperville (175 Ambassador Drive)	2,080,000	18,851,262	20,931,262	44,309

REAL ESTATE HELD FOR SALE
Missouri -
St. Louis (Le Coeur du Monde)	1,332,500	13,498,743	14,831,243	2,304,216

	$5,397,500	$50,589,087	$55,986,587	$3,317,024

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2006

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years
Illinois -
Naperville (175 Ambassador Drive)	1995	Nov 2006	7 to 39 years

MULTI FAMILY RESIDENTIAL
Missouri -
St. Louis (Le Couer Du Monde)	1988-1989	Sept 1999	7 to 40 years

NOTES TO SCHEDULE III:

	2006	2005	2004

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$54,869,652	$62,667,799	$62,014,691
Additions -
Acquisitions	20,931,262	15,312,160	-
Cost of improvements	492,362	733,297	653,108

Deductions -
Sales	(20,306,689)	(23,843,604)	-

Balance at end of year	$55,986,587	$54,869,652	$62,667,799

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$7,824,567	$10,332,256	$8,777,534
Additions -
Depreciation expense for the year	726,690	1,104,943	1,554,722

Deductions -
Sales	(5,234,233)	(3,612,632)	-

	$3,317,024	$7,824,567	$10,332,256

(c)Aggregate cost basis for Federal
income tax reporting purposes	$55,914,162	$55,063,239	$62,861,672

(d) Accumulated depreciation for Federal
income tax reporting purposes	$4,156,499	$8,328,961	$10,620,887