Form 10-Q
period 2007-03-31
SB PARTNERS
filed 2007-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the three months ended March 31, 2007	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5 - 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 9

	Quantitative and Qualitative Disclosures about Market Risk	10

	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 - 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,264,885	37,090,344
Less - accumulated depreciation	(1,252,100)	(1,012,808)
	40,077,785	40,142,536

Real estate held for sale	12,553,241	12,527,027
	52,631,026	52,669,563

Other Assets -
Cash and cash equivalents	1,734,956	999,342
Marketable securities	10,175,610	12,999,198
Other	223,671	210,430
Other assets in discontinued operations	122,146	134,728

Total assets	$64,887,409	$67,013,261

Liabilities:
Mortgage note payable	$17,049,981	$17,084,552
Accounts payable and accrued expenses	308,149	237,500
Tenant security deposits	96,339	92,221
Deferred revenue	-	23,314
Other liabilities in discontinued operations, including $9,439,819
and $9,477,741 of mortgage notes payable, respectively	10,084,400	9,638,501

Total liabilities	27,538,869	27,076,088

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	37,362,158	39,950,457
General partner - 1 unit	(13,618)	(13,284)

Total partners' capital	37,348,540	39,937,173

Total liabilities and partners' capital	$64,887,409	$67,013,261

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months
	Ended March 31

	2007	2006
Revenues:
Base rental income	$699,750	$431,992
Other rental income	190,845	184,228
Interest on short-term investments	180,686	66,606

Total revenues	1,071,281	682,826

Expenses:
Real estate operating expenses	168,645	125,907
Interest on mortgage notes payable	249,143	193,333
Depreciation and amortization	244,419	117,149
Real estate taxes	151,654	151,044
Management fees	175,592	180,766
Other	9,166	5,550

Total expenses	998,619	773,749

Income (loss) from operations	72,662	(90,923)

Equity in net loss of joint venture	-	(4,772)

Income (loss) from continuing operations	72,662	(95,695)

Income from discontinued operations	52,430	144,551

Net income	125,092	48,856

Income allocated to general partner	16	6

Income allocated to limited partners	$125,076	$48,850

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$9.37	$(12.34)

Discontinued Operations (including gain on sale)	$6.76	$18.64

Net income	$16.13	$6.30

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2007 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2007	7,753	$119,968,973	$(108,155,436)	$28,136,920	$39,950,457
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income	-	-	-	125,076	125,076
Balance, March 31, 2007	7,753	$119,968,973	$(110,868,811)	$28,261,996	$37,362,158

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2007	1	$10,000	$(25,904)	$2,620	$(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income	-	-	-	16	16
Balance, March 31, 2007	1	$10,000	$(26,254)	$2,636	$(13,618)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$125,092	$48,856
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	247,425	320,009
Equity in net loss of joint venture	-	4,772
Accrued interest on marketable securities	(133,912)	-
Net decrease (increase ) in operating assets	35,259	(143,982)
Net increase in operating liabilities	35,275	76,443
Net cash provided by operating activites	309,139	306,098

Cash Flows From Investing Activities:
Distributions received from joint venture	-	240,000
(Increase) decrease in cash held in escrow	(44,051)	121,786
Proceeds from sale of marketable securities	2,957,500	-
Deposit on future sale of real estate investment	500,000	-
Capital additions to real estate owned	(200,755)	(56,355)
Net cash provided by investing activites	3,212,694	305,431

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(72,494)	(51,525)
Repayments of borrowings under revolving credit facility	-	(2,000,000)
Distributions paid to partners	(2,713,725)	(2,713,725)
Net cash used in financing activities	(2,786,219)	(4,765,250)

Net increase (decrease) in cash and cash equivalents	735,614	(4,153,721)
Cash and cash equivalents at beginning of period	999,342	7,081,976

Cash and cash equivalents at end of period	$1,734,956	$2,928,255

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$433,663	$412,180

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

The results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10-K for the year ended December 31, 2006.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2007, the Partnership owned an apartment community in St. Louis, Missouri. In addition, it owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2007 and December 31, 2006:

	No. of		Year of		Real Estate at Cost
Type	Prop.		Acquisition	Description	3/31/2007	12/31/2006

Industrial flex property	1		2002	60,345 sf	$4,973,175	$4,901,089
Warehouse distribution property	2		2005-06	596,605 sf	36,356,710	36,254,255

Total cost					41,329,885	41,155,344
Less: Accumulated depreciation					(1,252,100)	(1,012,808)

					40,077,785	40,142,536

Real estate held for sale	(a	)	1999	192 Apts	12,553,241	12,527,027

Total investments in real estate					$52,631,026	$52,669,563

(a) At March 31, 2007 and December 31, 2006 real estate held for sale consists solely of Le Coeur De Monde. See note 5.

(3) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments (a)	at Maturity	2007	2006

Lino Lakes	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	6,508,785	7,049,981	7,084,552
					17,049,981	17,084,552

Mortgage notes payable in discontinued operations:

Le Coeur Du Monde	7.805%	October, 2009	890,447	9,075,763	9,439,819	9,477,741
					$26,489,800	$26,562,293

(a)	Annual installment payments include principal and interest.

(4) DISTRIBUTIONS
On March 1, 2007, the Partnership made a cash distribution of $350 per unit to Unitholders of record as of December 31, 2006, which totaled $2,713,725 based on 7,754 units outstanding.

(5) SUBSEQUENT EVENTS
On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for approximately $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property. The gain on sale of Le Coeur du Monde Apartments is approximately $2,500,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2007 AND 2006

General

 The consolidated financial statements for the three months ended March 31, 2007 reflect the operations of one residential garden apartment property, an industrial flex property and two warehouse distribution centers. The consolidated financial statements for the three months ended March 31, 2006 reflect the same composition as 2007, with the inclusion of Holiday Park Apartments and Halton Place Apartments, which were sold on May 2, 2006 and December 20, 2006, respectively, and except for 175 Ambassador Drive, a warehouse distribution property purchased on November 28, 2006.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2007 increased $388,000 to approximately $1,071,000 from approximately $683,000. Income from continuing operations increased $169,000 to approximately $73,000 for the three months ended March 31, 2007, as compared to a loss of approximately $96,000 for the three months ended March 31, 2006. Income from discontinued operations for the three months ended March 31, 2007 decreased by $93,000 to approximately $52,000 from an approximate income of $145,000 for the same period in 2006. Total expenses from continuing operations for the three months ended March 31, 2007 increased approximately $225,000 to approximately $999,000 from $774,000 for the three months ended March 31, 2007.

There was no equity in income or loss of joint venture as a result of the sale of the underlying property on December 22, 2005. Equity in net loss of joint venture for the three months ended March 31, 2006 was approximately $5,000, which represents miscellaneous trailing expenses incurred by the joint venture. The joint venture plans to liquidate in 2007.

 The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2006 to 2007 in the composition of the portfolio. For additional analysis, please refer to the discussions of the individual properties below.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to such policies in 2007. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2007, the Registrant had cash and cash equivalents of approximately $1,735,000 in addition to approximately $10,176,000 of marketable securities and $68,000 of deposits held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital and maintenance costs, which is included in other assets in discontinued operations. These balances are approximately $2,044,000 lower than the cash, cash equivalents, marketable securities and deposits held in escrow on December 31, 2006. Cash was decreased by the payment of distributions of approximately $2,714,000 to unit holders of record as of March 31, 2007. Operating activities provided approximately $443,000 of cash during the three months ended March 31, 2007, of which approximately $596,000 was provided by discontinued operations. Other uses of cash during the period included capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $175,000 and $26,000 respectively, and principal payments of approximately $34,000 and $38,000 made on mortgage notes payable in continuing operations and discontinued operations, respectively. In addition, the Registrant received a $500,000 deposit related to the future sale of Le Coeur du Monde Apartments.

Total outstanding debt at March 31, 2007 consisted of approximately $26,490,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements). The terms of certain mortgage notes require monthly escrow of estimated annual real estate tax, insurance, and reserves for repairs, maintenance and improvements to the secured property, in addition to the payment of principal and interest. The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2007, the Registrant made a distribution of $350 per unit to Unitholders of record as of December 31, 2006. However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

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

There was no revenue or expenses incurred for the three months ended March 31, 2007 as a result of the sale on May 2, 2006. Total revenues for the three months ended March 31, 2006 was approximately $433,000. Net income which includes deductions for mortgage interest expense, for the three months ended March 31, 2006, was approximately $131,000.

Halton Place Apartments (Greenville, South Carolina)

On December 20, 2006 the Registrant sold Halton Place Apartments in Greenville, South Carolina, for $12,830,000 in an all cash transaction. The sale of Halton Place Apartments resulted in a net gain for financial reporting purposes of approximately $606,000. (Please refer to the 8-K filed January 3, 2007, as amended on January 30, 2007, in connection with this transaction.) The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

There was no revenue or expenses for the three months ended March 31, 2007 as a result of the sale on December 20, 2006. Total revenues for the three months ended March 31, 2006 were approximately $411,000. Net income for the three months ending March 31, 2006 was approximately $35,000.

Le Coeur du Monde Apartments (St. Louis, Missouri)

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for approximately $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property. The gain on sale of Le Coeur du Monde Apartments is approximately $2,500,000.

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

Total revenues for the three months ended March 31, 2007 and 2006 remained constant at approximately $476,000. Net income, which includes a deduction for mortgage interest expense, increased approximately $72,000 to $52,000 for the three months ended March 31, 2007 from a loss of $20,000 for the three months ended March 31, 2006. The increase in net income was a result of a decrease in expenses. The decrease in expenses is primarily attributable to an approximately $98,000 decrease in depreciation expense, as the expense was not incurred during the three months ended March 31, 2007, due to the property being classified as held for sale.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2007 decreased approximately $52,000 to $171,000 from $223,000 for the three months ended March 31, 2006. Net income, which includes deductions for depreciation, for the three months ended March 31, 2007 decreased approximately $61,000 to $63,000 from $124,000 for the three months ended March 31, 2006. The decrease in total revenue was mostly due to a rent concession of $50,000 in connection with the signing of a lease extension. The decrease in net income was the result of lower revenues and higher operating expenses of approximately $9,000 which is primarily attributable to an increase in repair and maintenance expenses as compared to the same period in 2006.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2007 increased $2,000 to $395,000 from 393,000. Net income for the three months ended March 31, 2007, which includes deductions for interest expense and depreciation, increased approximately $47,000 to $32,000, as compared to a loss of $15,000 for the three months ended March 31, 2006. The increase in net income was the result of an increase in revenues and a $45,000 decrease in operating expenses. The decrease in expenses is due primarily to a $48,000 decrease in interest expense as compared to three months ended March 31, 2006.
.

175 Ambassador Drive (Naperville, Illinois)

On November 28, 2006 the Registrant acquired 175 Ambassador Drive, a 331,089 square foot warehouse distribution property located in Naperville, Illinois, for a contract price of $20,800,000 (Please refer to the 8-K filed December 4, 2006 as amended on January 30, 2007 in connection with this transaction). In connection with the acquisition, the registrant assumed a mortgage of $ 7,107,000 which is secured by the property. The entire property is leased by Systemax, Inc. through September 28, 2026.

For the three months ended March 31, 2007 total revenue was approximately $319,000. Net income for the three months ended was approximately $59,000 which includes deductions for interest expense of approximately $104,000 and depreciation of approximately $121,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007

None

ITEM 4.
CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended March 31, 2007 that could significantly affect those controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 - Incorporated herein.

Exhibit 32 - Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 15, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 15, 2007	By:	/s/ George N. Tietjen III
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 15, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

George N. Tietjen III, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 15, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 15, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 15, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer