Form 10-Q
period 2007-06-30
SB PARTNERS
filed 2007-08-10
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q. – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the six months ended June 30, 2007	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

	Quantitative and Qualitative Disclosures about Market Risk	11

	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13 – 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,274,885	37,090,344
Less - accumulated depreciation	(1,514,737)	(1,012,808)
	39,825,148	40,142,536

Real estate held for sale	-	12,527,027
Investment in Sentinel Omaha, LLC	5,000,000	-
	44,825,148	52,669,563

Other Assets -
Cash and cash equivalents	2,139,771	999,342
Marketable securities	10,118,166	12,999,198
Other	89,333	210,430
Other assets in discontinued operations	13,902	134,728

Total assets	$57,186,320	$67,013,261

Liabilities:
Mortgage note payable	$17,014,900	$17,084,552
Accounts payable and accrued expenses	133,762	237,500
Tenant security deposits	97,038	92,221
Deferred revenue	-	23,314
Other liabilities in discontinued operations, including $-0-
and $9,477,741 of mortgage notes payable, respectively	22,834	9,638,501

Total liabilities	17,268,534	27,076,088

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	39,931,072	39,950,457
General partner - 1 unit	(13,286)	(13,284)

Total partners' capital	39,917,786	39,937,173

Total liabilities and partners' capital	$57,186,320	$67,013,261

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

SB PARTNERS
(A New York Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30		Ended June 30

	2007	2006	2007	2006
Revenues:
Base rental income	$747,092	$434,770	$1,446,842	$866,762
Other rental income	298,207	184,228	489,052	368,456
Interest on short-term investments	187,998	121,649	368,684	188,255

Total revenues	1,233,297	740,647	2,304,578	1,423,473

Expenses:
Real estate operating expenses	238,893	122,259	407,538	248,166
Interest on mortgage notes payable	248,295	145,000	497,438	338,333
Depreciation and amortization	267,764	117,149	512,183	234,298
Real estate taxes	158,039	147,736	309,693	298,780
Management fees	153,293	172,840	328,885	353,606
Other	10,809	7,318	19,975	12,868

Total expenses	1,077,093	712,302	2,075,712	1,486,051

Income (loss) from operations	156,204	28,345	228,866	(62,578)

Equity in net loss of joint venture	-	(1,043)	-	(5,815)

Income (loss) from continuing operations	156,204	27,302	228,866	(68,393)

(Loss) income from discontinued operations	(105,376)	163,841	(52,946)	308,392

Net gain on sale of investment in real estate property	2,518,418	11,770,108	2,518,418	11,770,108

Net income	2,569,246	11,961,251	2,694,338	12,010,107

Income allocated to general partner	331	1,543	348	1,549

Income allocated to limited partners	$2,568,915	$11,959,708	$2,693,990	$12,008,558

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$20.15	$3.52	$29.52	$(8.82)

Discontinued Operations (including gain on sale)	$311.24	$1,539.27	$318.00	$1,557.91

Net income	$331.39	$1,542.79	$347.52	$1,549.09

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2007 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2007	7,753	$119,968,973	$(108,155,436)	$28,136,920	$39,950,457
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income	-	-	-	2,693,990	2,693,990
Balance, June 30, 2007	7,753	$119,968,973	$(110,868,811)	$30,830,910	$39,931,072

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2007	1	$10,000	$(25,904)	$2,620	$(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income	-	-	-	348	348
Balance, June 30, 2007	1	$10,000	$(26,254)	$2,968	$(13,286)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net income	$2,694,338	$12,010,107
Adjustments to reconcile net income
to net cash provided by operating activities:
Net gain on sale of investment in real estate property	(2,518,418)	(11,770,108)
Depreciation and amortization	546,241	458,137
Equity in net loss of joint venture	-	5,815
Accrued interest on marketable securities	(118,436)	-
Net decrease in operating assets	173,499	84,226
Net decrease in operating liabilities	(260,161)	(160,511)
Net cash provided by operating activities	517,063	627,666

Cash Flows From Investing Activities:
Net Proceeds from sale of investment in real estate property	15,085,446	14,992,289
Investment in Sentinel Omaha, LLC	(5,000,000)	-
Distributions received from joint venture	-	240,000
Decrease in cash held in escrow	24,112	154,722
Purchase of marketable securities	(9,999,730)	-
Proceeds from sale of marketable securities	12,999,198	-
Capital additions to real estate owned	(224,542)	(236,051)
Net cash provided by investing activities	12,884,484	15,150,960

Cash Flows From Financing Activities:
Retirement of mortgage note payable	(9,427,012)	(3,383,118)
Principal payments on mortgage notes payable	(120,381)	(92,842)
Repayments of borrowings under revolving credit facility	-	(2,000,000)
Distributions paid to partners	(2,713,725)	(2,713,725)
Net cash used in financing activities	(12,261,118)	(8,189,685)

Net increase in cash and cash equivalents	1,140,429	7,588,941
Cash and cash equivalents at beginning of period	999,342	7,081,976

Cash and cash equivalents at end of period	$2,139,771	$14,670,917

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$804,839	$886,644

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.  For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2006.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2007, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2007 and December 31, 2006:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2007	12/31/2006

Industrial flex property	1	2002	60,345 sf	$4,973,175	$4,901,089
Warehouse distribution property	2	2005-06	596,605 sf	36,366,710	36,254,255

Total cost				41,339,885	41,155,344
Less: Accumulated depreciation				(1,514,737)	(1,012,808)

				39,825,148	40,142,536

Real estate held for sale	(a)	1999	192 Apts	-	12,527,027

Total investments in real estate				$39,825,148	$52,669,563

(a) December 31, 2006 real estate held for sale consists solely of Le Coeur De Monde. See note 3.

(3) REAL ESTATE TRANSACTIONS
On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for $16,000,000 in an all cash transaction.  The carrying value of the property at the time of the sale was $12,567,028 which resulted in a net gain for financial reporting purchases of $2,518,418 after closing costs of $914,554, which includes a market rate brokerage commission of $320,000 paid to an affiliate of the General Partner.  The historical cost of the property at the time of the sale was $14,871,244.  The net proceeds from the sale were used, in part, to retire the mortgage note of $9,427,012 that had been secured by the property.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha LLC (“Omaha”), an affiliate of the Registrant’s general partner.  An additional $2,500,000 was invested in Omaha subsequently on July 27, 2007.  The Registrant’s anticipated investment in Omaha will be $37,500,000, representing a thirty percent ownership interest.   For additional information please refer to the 8-K filed on June 27, 2007.

(4) MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2007	2006

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	7,014,900	7,084,552
						17,014,900	17,084,552

Mortgage notes payable in discontinued operations:

Le Coeur Du Monde (c)	7.805%	October, 2009	890,447		N/A	-	9,477,741
						$17,014,900	$26,562,293

(a)         Annual installment payments include interest only.
(b)         Annual installment payments include principal and interest.
(c)      See note 3

(5) DISTRIBUTIONS
On March 1, 2007, the Partnership made a cash distribution of $350 per unit to Unitholders of record as of December 31, 2006, which totaled $2,713,725 based on 7,754 units outstanding.

ITEM 2.                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

General

  The consolidated financial statements for the three and six months ended June 30, 2007, reflect the operations of  one residential garden apartment property, Le Coeur du Monde which was sold on April 24, 2007, an industrial flex property and two warehouse distribution centers.   The consolidated financial statements for the three and six months ended June 30, 2006 reflect the same composition as 2007, with the inclusion of Holiday Park Apartments and Halton Place Apartments which were sold on May 2, 2006 and December 20, 2006,  respectively, and except for 175 Ambassador Drive, a warehouse distribution property purchased on November 28, 2006.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2007 increased $493,000 to approximately $1,234,000 from approximately $741,000.  Income from continuing operations increased $129,000 to approximately $156,000 for the three months ended June 30, 2007, as compared to approximately $27,000 for the three months ended June 30, 2006.  Income from discontinued operations including gain on sale of investment in real estate property for the three months ended June 30, 2007, decreased by $9,521,000 to approximately $2,413,000 from an approximate income of $11,934,000 for the same period in 2006.  Total expenses from continuing operations for the three months ended June 30, 2007, increased approximately $365,000 to approximately $1,077,000 from $712,000 for the three months ended June 30, 2007.

         Total revenues from continuing operations for the six months ended June 30, 2007,  increased approximately $882,000 to approximately $2,305,000 from approximately $1,423,000 for the six months ended June 30, 2006. Income from continuing operations increased approximately $297,000 to $229,000 for the six months ended June 30, 2007, from a loss of approximately $68,000 for the six months ended June 30, 2006.  Income from discontinued operations including gain on sale of investment in real estate property for the six months ended June 30, 2007, decreased approximately $9,613,000 to approximately $2,466,000 from $12,079,000 for the six months ended June 30, 2006.

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

Liquidity and Capital Resources

As of June 30, 2007, the Registrant had cash and cash equivalents of approximately $2,140,000 in addition to approximately $10,118,000 of marketable securities. These balances are approximately $1,766,000 lower than the cash, cash equivalents, marketable securities and deposits held in escrow on December 31, 2006. The sale of Le Coeur du Monde Apartments provided approximately $5,658,000 after closing costs and the retirement of the related mortgage note of $9,427,000.   The other source of cash was operating activities which provided approximately $636,000 of cash during the six months ended June 30, 2007, of which approximately $60,000 was used in discontinued operations. The Registrant invested $5,000,000 in Sentinel Omaha, LLC and paid distributions of approximately $2,714,000 to unit holders of record as of December 31, 2006.  Other uses of cash during the period included capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $185,000 and $40,000 respectively, and principal payments of approximately $70,000 and $51,000 made on mortgage notes payable in continuing operations and discontinued operations, respectively.

Total outstanding debt at June 30, 2007, consisted of approximately $17,015,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements).   The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2007, the Registrant made a distribution of $350 per unit to Unit holders of record as of December 31, 2006.  However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Holiday Park Apartments (Holiday, Florida)

On May 2, 2006, the Registrant sold Holiday Park Apartments in Holiday, Florida, in addition to the adjacent 13.9 acres of undeveloped land, for $15,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $3,383,000 that had been secured by the property.  The sale of Holiday Park Apartments resulted in a net gain for financial reporting purposes of approximately $11,800,000.  (Please refer to the 8-K filed May 12, 2006, in connection with this transaction.)  The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements.

There was no revenue or expenses incurred for the three months ended June 30, 2007, as a result of the sale on May 2, 2006.  Total revenues for the three months ended June 30, 2006 was approximately $161,000. Net loss before sale, which includes deductions for mortgage interest expense, for the three months ended June 30, 2006, was approximately $113,000.

         There was no revenue or expenses incurred for the six months ended June 30, 2007, as a result of the sale on May 2, 2006. Total revenues for the six months ended June 30, 2006 was $593,000.  Net income before gain on sale, which includes deductions for depreciation and mortgage interest expense, for the six months ended June 30, 2006 was $18,000.

Halton Place Apartments (Greenville, South Carolina)

On December 20, 2006, the Registrant sold Halton Place Apartments in Greenville, South Carolina, for $12,830,000 in an all cash transaction.  The sale of Halton Place Apartments resulted in a net gain for financial reporting purposes of approximately $606,000.  (Please refer to the 8-K filed January 3, 2007, as amended on January 30, 2007, in connection with this transaction.)  The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements.

There was no revenue or expenses for the three months ended June 30, 2007,  as a result of the sale on December 20, 2006.  Total revenues for the three months ended June 30, 2006 were approximately $432,000.  Net income for the three months, which includes deductions for depreciation and interest expense, was approximately $197,000.

There was no revenue or expenses for the six months ended June 30, 2007,  as a result of the sale on December 20, 2006. Total revenues for the six months ended June 30, 2006, was $843,000.  Net income for the six months, which includes deductions for depreciation and interest expense, was $232,000.

Le Coeur du Monde Apartments (St. Louis, Missouri)

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property.  The sale of Le Coeur du Monde Apartments resulted in a net gain for financial reporting purposes of approximately $2,518,000.  (Please refer to the 8-K filed May 8, 2007, in connection with this transaction.)  The gain for tax purposes will be computed using the tax basis of the asset sold, and will be different from the gain reported on the consolidated financial statements.

Total revenues for the three months ended June 30, 2007, decreased $380,000 to approximately $108,000 from $488,000 for the three months ended June 30, 2006.  The loss before gain, which includes a deduction for mortgage interest expense, increased approximately $187,000 to $108,000 for the three months ended June 30, 2007, as compared to income of $79,000 for the three months ended June 30, 2006.

         Total revenues for the six months ended June 30, 2007, decreased $380,000 to approximately $584,000 from $964,000 for the six months ended June 30, 2006.  The loss before gain, which includes deductions for mortgage interest expense, increased approximately $115,000 to $55,000 for the six months ended June 30, 2007, as compared to income of $60,000 for the six months ended June 30, 2006.

Due to the sale of the property by the Registrant, the reporting period for Le Coeur du Monde Apartments ended on April 24, 2007. The changes in revenue and income are due substantially to the shortened reporting period.  In addition, as Le Coeur du Monde Apartments was a real estate asset held for sale as of April 1, 2006, no depreciation was charged to expense in the current period, which decreased depreciation expense $0 and $98,000, from the three and six month periods of the prior year, respectfully.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2007, decreased approximately $2,000 to $221,000 from $223,000 for the three months ended June 30, 2006.  Net income, which includes deductions for depreciation, for the three months ended June 30, 2007 decreased approximately $34,000 to $85,000 from $119,000 for the three months ended June 30, 2006.  The decrease in net income was the result of additional amortization expense of approximately $25,000 as compared to three months ended June 30, 2006.

         Total revenues for the six months ended June 30, 2007, decreased $54,000 to $392,000 from $446,000 for the six months ended June 30, 2006.  Net income, which includes deductions for depreciation, for the six months ended June 30, 2006, decreased $96,000 to $147,000 from $243,000 for the six months ended June 30, 2006.  The decrease in total revenue was primarily due to a rent concession of $50,000 in connection with the signing of a lease extension.  The decrease in net income was the result of the decrease in revenues and an increase in expenses of approximately $42,000.  Amortization expense and repairs and maintenance increased $27,000 and $9,000, respectively, for the six months ended June 30, 2007, as compared to the same period in 2006.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2007, increased $66,000 to $459,000 from $393,000 for the three months ended June 30, 2006.  The increase in net income was primarily the result of $64,000 in retroactive expense recoveries.  Net income for the three months ended June 30, 2007, which includes deductions for interest expense and depreciation, increased approximately $51,000 to $92,000, as compared to$41,000 for the three months ended June 30, 2006.  The increase in net income was the result of the increase in revenues offset by a $15,000 increase in expenses primarily due to a $9,000 increase in real estate taxes.

       Total revenues for the six months ended June 30, 2007, increased $68,000 to $854,000 from $786,000 for the six months ended June 30, 2006.  The increase in net income was primarily the result of $64,000 in retroactive expense recoveries.  Net income, which includes deductions for depreciation, for the six months ended June 30, 2007, increased $99,000 to $125,000 from $26,000 for the six months ended June 30, 2006.  The increase in net income was the result of the increase in revenues and a $31,000 decrease in expenses.  Interest expense decreased approximately $48,000, offset by increases of $9,000 and $6,000 in real estate taxes and insurance expense, respectively.

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

         For the three months ended June 30, 2007, total revenue was approximately $364,000.   Net income for the three months ended was approximately $71,000 which includes deductions for interest expense of approximately $103,000 and depreciation of approximately $121,000.

For the six months ended June 30, 2007, total revenue was approximately $683,000.   Net income for the six months ended was approximately $129,000 which includes deductions for interest expense of approximately $207,000 and depreciation of approximately $242,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended June 30, 2007 that could significantly affect those controls subsequent to the date of evaluation.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 10, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 10, 2007	By:	/s/ George N. Tietjen III
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 10, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

George N. Tietjen III, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 10, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 10, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 10, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer