Form 10-Q
period 2007-09-30
SB PARTNERS
filed 2007-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q. – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1251 Avenue of the Americas, N.Y., N.Y.	10020
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the nine months ended September 30, 2007	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

	Quantitative and Qualitative Disclosures about Market Risk	11

	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13 – 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,274,885	37,090,344
Less - accumulated depreciation	(1,756,021)	(1,012,808)
	39,583,864	40,142,536

Real estate held for sale	-	12,527,027
Investment in Sentinel Omaha, LLC	37,200,000	-
	76,783,864	52,669,563

Other Assets -
Cash and cash equivalents	2,685,330	999,342
Marketable securities	-	12,999,198
Other	177,288	210,430
Other assets in discontinued operations	200	134,728

Total assets	$79,646,682	$67,013,261

Liabilities:
Mortgage notes and bank loan payable	$38,991,225	$17,084,552
Accounts payable and accrued expenses	619,178	237,500
Tenant security deposits	97,738	92,221
Deferred revenue	-	23,314
Other liabilities in discontinued operations, including $-0-
and $9,477,741 of mortgage notes payable, respectively	23,414	9,638,501

Total liabilities	39,731,555	27,076,088

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	39,928,414	39,950,457
General partner - 1 unit	(13,287)	(13,284)

Total partners' capital	39,915,127	39,937,173

Total liabilities and partners' capital	$79,646,682	$67,013,261

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

SB PARTNERS
(A New York Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30		Ended September 30

	2007	2006	2007	2006
Revenues:
Base rental income	$747,605	$432,841	$2,194,447	$1,299,603
Other rental income	247,198	214,500	736,250	582,956
Interest on short-term investments	103,386	183,259	472,070	371,514

Total revenues	1,098,189	830,600	3,402,767	2,254,073

Expenses:
Real estate operating expenses	157,200	146,086	564,738	394,252
Interest on mortgage notes payable	319,994	145,000	817,432	483,333
Depreciation and amortization	246,411	117,149	758,594	351,447
Real estate taxes	159,780	71,959	469,473	370,739
Management fees	221,853	178,661	550,738	532,267
Other	7,628	7,604	27,603	20,472

Total expenses	1,112,866	666,459	3,188,578	2,152,510

(Loss) income from operations	(14,677)	164,141	214,189	101,563

Equity in net loss of joint venture	-	(12,574)	-	(18,389)

(Loss) income from continuing operations	(14,677)	151,567	214,189	83,174

Income (loss) from discontinued operations	12,018	223,801	(40,928)	532,193

Net gain on sale of investment in real estate property	-	-	2,518,418	11,770,108

Net (loss) income	(2,659)	375,368	2,691,679	12,385,475

Income allocated to general partner	-	48	347	1,598

Income allocated to limited partners	$(2,659)	$375,320	$2,691,332	$12,383,877

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(1.89)	$19.55	$27.63	$10.73

Discontinued Operations (including gain on sale)	$1.55	$28.87	$319.55	$1,586.78

Net income	$(0.34)	$48.42	$347.18	$1,597.51

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2007 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative
	Number	Amount	Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2007	7,753	$119,968,973	$(108,155,436)	$28,136,920	$39,950,457
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income	-	-	-	2,691,332	2,691,332
Balance, September 30, 2007	7,753	$119,968,973	$(110,868,811)	$30,828,252	$39,928,414

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2007	1	$10,000	$(25,904)	$2,620	$(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income	-	-	-	347	347
Balance, September 30, 2007	1	$10,000	$(26,254)	$2,967	$(13,287)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income	$2,691,679	$12,385,475
Adjustments to reconcile net income
to net cash provided by operating activities:
Net gain on sale of investment in real estate property	(2,518,418)	(11,770,108)
Depreciation and amortization	792,652	578,293
Equity in net loss of joint venture	-	18,389
Net decrease (increase) in operating assets	149,119	(203,098)
Net increase in operating liabilities	226,535	56,400
Net cash provided by operating activities	1,341,567	1,065,351

Cash Flows From Investing Activities:
Net Proceeds from sale of investment in real estate property	15,085,446	14,992,289
Investment in Sentinel Omaha, LLC	(37,200,000)	-
Distributions received from joint venture	-	678,000
Purchase of marketable securities	(19,999,226)	-
Decrease in cash held in escrow	24,112	132,339
Proceeds from sale of marketable securities	32,998,424	-
Capital additions to real estate owned	(224,542)	(349,808)
Net cash (used in) provided by investing activities	(9,315,786)	15,452,820

Cash Flows From Financing Activities:
Retirement of mortgage note payable	(9,427,012)	(3,383,118)
Principal payments on mortgage notes payable	(144,056)	(129,319)
Payment of deferred financing cost	(55,000)	-
Proceeds of bank loan	22,000,000	-
Repayments of borrowings under revolving credit facility	-	(2,000,000)
Distributions paid to partners	(2,713,725)	(2,713,725)
Net cash provided by (used in) financing activities	9,660,207	(8,226,162)

Net increase in cash and cash equivalents	1,685,988	8,292,009
Cash and cash equivalents at beginning of period	999,342	7,081,976

Cash and cash equivalents at end of period	$2,685,330	$15,373,985

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,025,368	$1,217,780

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.  For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2006.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2007, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2007 and December 31, 2006:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2007	12/31/2006

Industrial flex property	1	2002	60,345 sf	$4,973,175	$4,901,089
Warehouse distribution property	2	2005-06	596,605 sf	36,366,710	36,254,255

Total cost				41,339,885	41,155,344
Less: Accumulated depreciation				(1,756,021)	(1,012,808)

				39,583,864	40,142,536

Real estate held for sale	(a)	1999	192 Apts	-	12,527,027

Total investments in real estate				$39,583,864	$52,669,563

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

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively for a total investment of $37,200,000 representing a thirty percent ownership interest in Omaha.   For additional information please refer to the 8-K filed on June 27, 2007, and as amended on September 19, 2007.  For the quarter ended September 30, 2007, the investment results are de minimis, and will be included in the fourth quarter 2007 results.

(4) MORTGAGE NOTES PAYABLE
Mortgage notes payable and Line of Credit consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2007	2006

Lino Lakes	5.800%	October, 2015	$ 580,000	(a)	$ 10,000,000	$ 10,000,000	$ 10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,991,225	7,084,552

Bank Loan:
Unsecured (c )	7.615%	October, 2008	n/a		22,000,000	22,000,000	-
						38,991,225	17,084,552

Mortgage notes payable in discontinued operations:

Le Coeur Du Monde (d)	7.805%	October, 2009	890,447		N/A	-	9,477,741
						$ 38,991,225	$ 26,562,293

(a)      Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, that  matures on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the loan at September 30, 2007 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota.
(d)      See note (3)

(5) DISTRIBUTIONS
On March 1, 2007, the Partnership made a cash distribution of $350 per unit to Unitholders of record as of December 31, 2006, which totaled $2,713,725 based on 7,754 units outstanding.

ITEM 2.                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General

  The consolidated financial statements for the three and nine months ended September 30, 2007, reflect the operations of  one residential garden apartment property, Le Coeur du Monde, which was sold on April 24, 2007, an industrial flex property and two warehouse distribution centers.   The consolidated financial statements for the three and nine months ended September 30, 2006 reflect the same composition as 2007, with the inclusion of Holiday Park Apartments and Halton Place Apartments which were sold on May 2, 2006 and December 20, 2006,  respectively, and except for 175 Ambassador Drive, a warehouse distribution property purchased on November 28, 2006.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2007 increased approximately $267,000 to approximately $1,098,000 from approximately $831,000.  Income (loss) from continuing operations decreased $167,000 to a loss of approximately $15,000 for the three months ended September 30, 2007, as compared to an approximate income of $152,000 for the three months ended September 30, 2006.  Income from discontinued operations for the three months ended September 30, 2007, decreased by approximately $212,000 to approximately $12,000 from an approximate income of $224,000 for the same period in 2006.  Total expenses from continuing operations for the three months ended September 30, 2007, increased approximately $447,000 to approximately $1,113,000 from $666,000 for the three months ended September 30, 2007.

         Total revenues from continuing operations for the nine months ended September 30, 2007, increased approximately $1,149,000 to approximately $3,403,000 from approximately $2,254,000 for the nine months ended September 30, 2006. Income from continuing operations increased approximately $131,000 to $214,000 for the nine months ended September 30, 2007, from approximately $83,000 for the nine months ended September 30, 2006.  Income from discontinued operations including gain on sale of investment in real estate property for the nine months ended September 30, 2007, decreased approximately $9,825,000 to approximately $2,477,000 from $12,302,000 for the nine months ended September 30, 2006.

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

Liquidity and Capital Resources

As of September 30, 2007, the Registrant had cash and cash equivalents of approximately $2,685,000. These balances are approximately $11,337,000 lower than the cash, cash equivalents, marketable securities and deposits held in escrow on December 31, 2006. The sale of Le Coeur du Monde Apartments provided approximately $5,658,000 after closing costs and the retirement of the related mortgage note of $9,427,000.   Operating activities provided approximately $1,342,000 of cash during the nine months ended September 30, 2007, of which approximately $34,000 was used in discontinued operations. The Registrant borrowed $22,000,000 under a unsecured credit facility which was used to partially finance the $37,200,000 investment  in Sentinel Omaha, LLC.  Distributions of approximately $2,714,000 were paid to unit holders of record as of December 31, 2006.  Other uses of cash during the period included capital additions to real estate properties in continuing operations and real estate held for sale totaling approximately $184,000 and $40,000 respectively, principal payments of approximately $93,000 and $51,000 made on mortgage notes payable in continuing operations and discontinued operations, respectively, and $55,000 paid for deferred financing costs.

Total outstanding debt at September 30, 2007, consisted of approximately $16,991,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant (see Note 4 to the Consolidated Financial Statements) and $22,000,000 under an unsecured credit facility  (see Note 4 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

There was no material revenue or expenses incurred for the three months ended September 30, 2007 and 2006, as a result of the sale on May 2, 2006.

         There was no material revenue or expenses incurred for the nine months ended September 30, 2007, as a result of the sale on May 2, 2006. Total revenues for the nine months ended September 30, 2006 was approximately $594,000.  Net income before gain on sale, which includes deductions for mortgage interest expense, for the nine months ended September 30, 2006 was approximately $9,000.

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

There was no material revenue or expenses for the three months ended September 30, 2007, as a result of the sale on December 20, 2006.  Total revenues for the three months ended September 30, 2006 were approximately $449,000.  Net income for the three months, which includes deductions for interest expense, was approximately $199,000.

There was no material revenue or expenses for the nine months ended September 30, 2007, as a result of the sale on December 20, 2006. Total revenues for the nine months ended September 30, 2006, was approximately $1,292,000.  Net income for the nine months, which includes deductions for depreciation and interest expense, was $431,000.

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

There was no material revenue or expenses for the three months ended September 30, 2007, as a result of the sale on April 24, 2007.  Total revenues for the three months ended September 30, 2006 were approximately $468,000.  Net income for the three months, which includes deductions for interest expense, was approximately $31,000.

         Total revenues for the nine months ended September 30, 2007, decreased $847,000 to approximately $584,000 from $1,431,000 for the nine months ended September 30, 2006 as a result of sale of the property. The loss before gain on sale, which includes deductions for depreciation and mortgage interest expense, for the nine months ended September 30, 2007, decreased $143,000 to $52,000 for the nine months ended September 30, 2007 as compared to approximately gain of $91,000 for the nine months ended September 30, 2006.

Due to the sale of the property by the Registrant, the reporting period for Le Coeur du Monde Apartments ended on April 24, 2007. The changes in revenue and income are due substantially to the shortened reporting period.  In addition, as Le Coeur du Monde Apartments was a real estate asset held for sale as of April 1, 2006, no depreciation was charged to expense, which decreased depreciation expense approximately $98,000 from the nine months ended September 30, 2006.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2007, decreased approximately $2,000 to approximately $221,000 from approximately $223,000 for the three months ended September 30, 2006.  Net income, which includes deductions for depreciation, for the three months ended September 30, 2007 decreased approximately $4,000 to approximately $117,000 from $121,000 for the three months ended September 30, 2006.

         Total revenues for the nine months ended September 30, 2007, decreased approximately $55,000 to approximately $614,000 from $669,000 for the nine months ended September 30, 2006.  Net income, which includes deductions for depreciation, for the nine months ended September 30, 2007, decreased approximately $99,000 to approximately $265,000 from approximately $364,000 for the nine months ended September 30, 2006.  The decrease in total revenue was primarily due to a rent concession of $50,000 in connection with the signing of a lease extension.  The decrease in net income was the result of the decrease in revenues and an increase in expenses of approximately $44,000.  Amortization expense and real estate tax increased approximately $31,000 and approximately $9,000, respectively, for the nine months ended September 30, 2007, as compared to the same period in 2006.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2007, decreased approximately $17,000 to $406,000 from $423,000 for the three months ended September 30, 2006.  The decrease in net income was primarily the result of a decrease in recovery of real estate taxes of approximately $17,000 from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $92,000 to $45,000 as compared to $137,000 for the three months ended September 30, 2006. The decrease in net income was the result of the decrease in revenues and an increase in real estate taxes of $80,000 due to a tax refund which reduced the expense for the three months ended September 30, 2006.

       Total revenues for the nine months ended September 30, 2007, increased approximately $50,000 to $1,259,000 from $1,209,000 for the nine months ended September 30, 2006.  The increase in net income was primarily the result of $64,000 in retroactive expense recoveries, offset by decreases of $17,000 in real estate taxes. Net income, which includes deductions for mortgage interest and depreciation, for the nine months ended September 30, 2007, increased $7,000 to $170,000 as compared to $163,000. The increase in net income was the result of the increase in revenues and a $43,000 increase in expenses.  Real estate tax increased $90,000, primarily due to a tax refund which reduced the expense for the nine months ended September 30, 2006, offset by a $48,000 decrease in interest expense.

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

         For the three months ended September 30, 2007, total revenue was approximately $335,000.   Net income for the three months ended was approximately $71,000 which includes deductions for interest expense of approximately $103,000 and depreciation of approximately $121,000.

For the nine months ended September 30, 2007, total revenue was approximately $1,018,000.   Net income for the nine months ended was approximately $200,000 which includes deductions for interest expense of approximately $310,000 and depreciation of approximately $363,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

On September 17, 2007, the Registrant entered into a unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three and nine months ended September 30, 2007, a 1% change in LIBOR would impact the Registrant’s three and nine month net loss and cash flows by approximately $8,556.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended September 30, 2007 that could significantly affect those controls subsequent to the date of evaluation.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 14, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 14, 2007	By:	/s/ George N. Tietjen III
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: November 14, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

George N. Tietjen III, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: November 14, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: November 14, 2007	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: November 14, 2007	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer