Form 10-K
period 2007-12-31
SB PARTNERS
filed 2008-03-26
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended	December 31, 2007

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

Units of Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ ] Yes  [X] No

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company”  in Rule 12b-2 of the Exchange Act. (check one):

[ ] Large Accelerated Filer   [ ] Accelerated Filer    [X] Non-Accelerated Filer                                                                                                                                [ ] Smaller Reporting Company

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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2007, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and warehouse distribution properties in Lino Lakes, Minnesota and Naperville, Illinois.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC, an affiliate of the Registrant’s general partner (“Omaha”).

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

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December, 31, 2007.  However, Omaha invests primarily in the multifamily market.  The market continues to be influenced by turbulence in capital market and evidence of a slowing economy.  Many leading indicators are showing reduced employment growth, continued for-sale housing affordability issues in many markets and a slowdown in condominium conversions which are reflected in weaker rental apartment operations in 2007.  The second half of 2007 brought shifts in capital markets. Obtaining mortgage money became harder and loan sizes were reduced in conjunction with spreads increasing and credit underwriting tightening.  Quality borrowers, like the Registrant, continue to have financing available.

The industrial market has shown little reaction to the worsening housing slump, credit squeeze and decelerating conditions as 2007 drew to a close.  During 2007, vacancy remained flat, rental rates increased and absorption exceeded space completions, 172.8 versus 159.1 million square feet.  Industrial property sales set a new record in 2007, an increase of 10% from 2006, which was the previous record.  Although 2007 was positive, we expect growth to be flat or even slightly decline in 2008.  We are starting to see a drop in the amount of space still in the construction pipeline; the weakening economy suggests that the construction peak in the current cycle has passed.  We also expect fewer sales transactions and an upward pressure on cap rates in 2008.  On the positive side, the industrial market may see a temporary surge in demand as manufacturers and retailers seek storage space for excess inventories brought on by the slowing economy.  Although expectations for 2008 are not as positive as they have been in the past, the industrial market remains well positioned to weather a period of slower growth or even a mild recession.

Occupancy for the industrial flex and warehouse distribution portfolio owned by the registrant remained at 100% during 2007.

(Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Registrant continued to shift the portfolio, from a primarily apartment portfolio to an industrial portfolio, in 2007 with the sale of the remaining apartment property.  In April, the Registrant sold the Le Coeur Du Monde Apartments in St. Louis, Missouri. It was comprised of 192 units, and was purchased in 1999.  During 2007, the registrant acquired a thirty percent interest in Omaha.  Omaha consists of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that under development.

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

General

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex or warehouse distribution spaces in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant.  If the Registrant were unable to promptly renew or re-let the leases of a significant number of tenants, or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Debt Servicing and Financing

If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan based on lower debt service coverage, or if it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unit holders.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition and its ability to pay expected distributions to Unit holders.  Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

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

Competition

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, local conditions, and changing demographic trends.  All of the Registrant's properties are located in developed areas that include other, similar properties.  The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease industrial flex or warehouse distribution space at its properties and on the rents charged at such properties

Tax Matters

There were no changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2007.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The properties owned by the Registrant as of December 31, 2007 are as follows:

		Description					Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Percent Ownership	12/31/2007	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
175 Ambassador Drive (c)	Naperville, IL	331,089	n/a	17.55	Dec 06	100%	100%	$6,943,176

Additional information regarding properties owned by the Registrant:

	2007	2006	2005	2004	2003

Average Occupancy (d)

Holiday Park Apts.(e)	n/a	97.17%	93.50%	94.50%	94.50%
Cypress Key Apts. (f)	n/a	n/a	98.20%	91.70%	89.70%
Halton Place Apts. (g)	n/a	96.59%	92.70%	90.30%	84.50%
Le Coeur du Monde Apts. (a)	93.90%	95.97%	95.50%	93.90%	86.70%
Eagle Lake Business Center IV	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (b)	100.00%	100.00%	100.00%	n/a	n/a
175 Ambassador Drive (c)	100.00%	100.00%	n/a	n/a	n/a

Effective Annual Rent (d)

Holiday Park Apts. (e)(h)	n/a	$6,583	$5,796	$5,522	$5,261
Cypress Key Apts. (f)(h)	n/a	n/a	$8,214	$7,656	$7,469
Halton Place Apts. (g)(h)	n/a	$6,895	$6,288	$5,886	$5,685
Le Coeur du Monde Apts. (a)(h)	$9,026	$9,577	$8,998	$8,799	$8,358
Eagle Lake Business Center IV (i)	$14	$15	$14	$14	$14
435 Park Court (b)(i)	$25	$22	$4	n/a	n/a
175 Ambassador Drive (c)(i)	$4	$4	n/a	n/a	n/a

(a) Property was sold  on April 24, 2007.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2007 was 3,133.

At various times, the Registrant has generated and distributed cash to the unit holders.  A distribution of $350 per unit totaling $2,713,725 was paid on March 1, 2006 to unit holders of record on December 31, 2005. In addition, on March 1, 2007, the Registrant made a distribution of $350 per unit, totaling $2,713,725, to unit holders on record as of December 31, 2006.   Furthermore, on March 1, 2008 the Registrant made a distribution of $110 per unit totaling $852,885 to unit holders as of December 31, 2007.  Including the latest distribution, cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$4,393	$3,093	$1,236	$877	$875
Operating Expenses, Less Depreciation
and Amortization	(3,764)	(2,648)	(1,676)	(1,466)	(1,484)
Depreciation and Amortization	(1,022)	(532)	(200)	(110)	(110)

Loss from Operations	(393)	(87)	(640)	(699)	(719)
Equity in Net (Loss) Income of Investments	(240)	(26)	3,342	(317)	(239)

(Loss) Income from Continuing Operations	(633)	(113)	2,702	(1,016)	(958)

Income (Loss) from Discontinued Operations	(42)	781	(1,403)	(314)	(570)
Gain on Sale of Investments in Real Estate	2,518	12,376	6,351	-	-

Net Income (Loss)	$1,843	$13,044	$7,650	$(1,330)	$(1,528)

Income (Loss) from Continuing Operations
per Unit of Partnership Interest:	$(82)	$(15)	$349	$(131)	$(124)

Distributions paid per Unit of Partnership Interest	$350	$350	$40	$40	$500

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$39,539	$40,143	$19,658	$4,480	$4,588
Real Estate Assets Held for Sale	$-	$12,527	$27,387	$47,855	$48,649
Total Assets	$78,347	$67,013	$55,341	$56,310	$57,811
Mortgage Notes and Unsecured Loan Payable	$38,943	$17,085	$10,000	$-	$-
Other Liabilities in Discontinued Operations	$-	$9,639	$15,404	$33,453	$33,769

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2007, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The registrant also has a thirty percent interest in Sentinel Omaha, LLC, an affiliate of the Registrant’s general partner (“Omaha”).

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2007.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs, and real estate taxes.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.

Further, the investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha’s operations and therefore control does not vest in the Registrant.  Were the Registrant deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the year 2007, the Registrant’s interest in the net loss of Omaha was $240,388.

Revenue Recognition

Rental income is recognized when earned pursuant to the terms of the leases.  Base rents and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants.  Before the Partnership can recognize revenue, it is required to assess, among other things, its collectability.  The Partnership continually analyzes the collectability of its revenue and will reserve against its revenue if conditions warrant such action.

Off-Balance Sheet Arrangements

NONE.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value.  The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments.  In 2007, the Partnership elected to early adopt SFAS 159 with respect to its investment in Sentinel Omaha, LLC.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances.  In 2007, in conjunction with the early adoption of SFAS 159, the Partnership adopted to the provisions of SFAS 157.  The adoption of SFAS 157 did not have a material impact on the Partnership’s financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2007, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes  and unsecured loan payable are due as follows:

For the year ending December 31,
2008	$22,137,085
2009	158,198
2010	6,647,893
2011	-
2012	-
Thereafter	10,000,000

Total	$38,943,176

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Registrant had cash and cash equivalents of approximately $1,679,000. These balances are approximately $12,345,000 less than the cash, cash equivalents, investments and deposits held in escrow as of December 31, 2006.   The Registrant borrowed $22,000,000 under an unsecured credit facility which was used to partially finance the $37,200,000 investment in Sentinel Omaha, LLC.  Additionally, the sale of the Le Coeur Du Monde Apartments provided approximately $5,657,000 after closing costs and the retirement of the related mortgage of $9,427,000.  Operating activities provided approximately $584,000 of which $34,000 was used by discontinued operations. Cash was decreased by distributions made to Unit holders of record of approximately $2,714,000.  In addition, other uses of cash were additions to real estate properties in continuing operations and real estate held for sale totaling approximately $384,000 and $40,000, respectively, and principal payments on mortgages of approximately $192,000, as well as $56,000 for deferred financing costs.

Total outstanding debt at December 31, 2007 consisted of approximately $16,943,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility  (see Note 9 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

In March 2008 and 2007, the Registrant made distributions of $110 and $350 per unit to Unit holders of record as of December 31, 2007 and 2006, respectfully.  However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant, for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2007 VS. 2006

Total revenues from continuing operations increased $1,300,000 to approximately $4,393,000 in 2007 from approximately $3,093,000 in 2006, primarily due to income provided by 175 Ambassador Drive, which was acquired in November 2006.  The Registrant generated a net loss from continuing operations of approximately $634,000, an increase of approximately $521,000 as compared to a net loss of $113,000 in 2006.   Total expenses from continuing operations for 2007 increased approximately $1,607,000 to $4,787,000 from $3,180,000 in 2006, primarily due to increases in interest expense, depreciation and amortization, real estate operating expenses, and real estate taxes of $809,000, $490,000, $196,000, and $105,000 respectively.  In addition, equity in net loss of investments increased $214,000 to $240,000 for 2007 from $26,000 for 2006, as Omaha began operations in 2007 and the former joint venture wound down in 2006. The Registrant generated net income from discontinued operations, including gain on sale of investment in real estate of approximately $2,477,000 in 2007, a decrease of $10,680,000, as compared with approximately $13,157,000 in 2006, primarily due to the sale of Le Coeur Du Monde Apartments in 2007 and the sale of Holiday Park Apartments and Halton Place Apartments in 2006.

Interest expense from continuing operations was approximately $809,000 higher for 2007 as compared to 2006. This is due to an increase of $464,000 in interest expense incurred for the $22,000,000 drawn on the unsecured credit facility, that was used to partially finance the investment in Sentinel Omaha, LLC and an increase of $344,000 in interest expense incurred on the mortgage assumed in connection with the purchase of 175 Ambassador Drive that reflects a full year of ownership.  Interest expense from discontinued operations was approximately $700,000 lower in 2007 as compared to 2006, mainly due to retirement of mortgages as properties were sold.

The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2006 to 2007 in the composition of the portfolio.  For additional analysis, please refer to the discussions of the individual properties below.

Le Coeur du Monde Apartments (St. Louis, Missouri)

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for approximately $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property.  The gain on sale of Le Coeur du Monde Apartments is approximately $2,518,000.

Le Coeur du Monde Apartments had been designated as real estate held for sale as of April 1, 2006.    The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues for the twelve months ended December 31, 2007, decreased $1,319,000 to approximately $584,000 from $1,903,000 for the twelve months ended December 31, 2006 as a result of sale of the property. The loss before gain on sale, which includes deductions for mortgage interest expense, for the twelve months ended December 31, 2007, increased $227,000 to $52,000 as compared to income of approximately $175,000 for the twelve months ended December 31, 2006.

Due to the sale of the property by the Registrant, the reporting period for Le Coeur du Monde Apartments ended on April 24, 2007. The changes in revenue and income are due substantially to the shortened reporting period.  In addition, as Le Coeur du Monde Apartments was a real estate asset held for sale as of April 1, 2006, no depreciation was charged to expense, which decreased depreciation expense approximately $98,000 from the twelve months ended December 31, 2006.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues decreased approximately $42,000, to approximately $835,000 in 2007 compared with $877,000 in 2006.  Net income, which includes deductions for depreciation, decreased $81,000, to approximately $375,000 in 2007 from $456,000 in 2006. Occupancy for both years was 100%.  The decrease in total revenue was primarily due to a one time rent concession of $50,000 in connection with the signing of a lease extension.  The decrease in net income was due to the decrease in revenues plus an increase in expenses of $39,000.  The increase in expenses is primarily due to increases in repairs and maintenance, amortization of leasing commissions and real estate taxes of $12,000, $16,000 and $12,000, respectively.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly 909,364 square feet in 2007 according to market research prepared by Cushman & Wakefield.   The 2007 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 4.4%.  Warehouse lease rates increased 2.2% to $4.58 per square foot.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 4.5% which is slightly below the national average of 4.7%

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased approximately $172,000, to approximately $1,666,000 in 2007 compared with approximately $1,494,000 in 2006. Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $80,000, to approximately $164,000 in 2007 from approximately $84,000 in 2006.   Occupancy for both years was 100%.  The increase in revenue is due to increases in insurance and real estate tax escalations.   The increase in net income was mostly due to the increase in revenues offset by an increase in real estate tax expense of $90,000.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly 909,364 square feet in 2007 according to market research prepared by Cushman & Wakefield.   The 2007 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 4.4%.  Warehouse lease rates increased 2.2% to $4.58 per square foot.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 4.5% which is slightly below the national average of 4.7%

175 Ambassador Drive (Naperville, Illinois)

Total revenues increased approximately $1,146,000 to $1,352,000 in 2007, as compared to $206,000 in 2006.   Net income, which includes deductions for depreciation and mortgage interest expenses, increased approximately $190,000 to $274,000 in 2007 as compared to $84,000 in 2006.  Expenses totaled approximately $1,079,000 and $123,000 in 2007 and 2006, respectively.  The majority of the expenses consisted of interest expense of approximately $413,000 and $68,000 in 2007 and 2006, respectively, and depreciation and amortization of approximately $504,000 and $44,000 for 2007 and 2006, respectively.

As the property was purchased on November 28, 2006, the reporting period for that year was approximately one month, whereas the income and expenses for 2007 reflect a full year of ownership.  The changes in income and expense are attributable to this.  Occupancy for both years was 100%.

The Chicago industrial market reported a net absorption of industrial space of nearly 14.1 million square feet at the end of the fourth quarter in 2007 according to market research prepared by Cushman & Wakefield.   The 2007 vacancy rate for the Chicago industrial market as of December 31, 2007 was reported to be 8.7%.  Lease rates increased to $4.65 per square foot for all industrial.  The Chicago regional labor market increased to an unemployment rate of 5.4% which is higher than the national average of 4.7%

Investments

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha.  Additionally, $2,800,000, $9,500,000 and $19,900,000 was invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consists of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that is under development.  Prior to September 18, 2007, there were no ongoing operations of Omaha, except for those necessary for the acquisition.

Total revenues were approximately $17,105,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,189,614.  Major expenses included $7,868,000 of interest expense, $1,775,000 for repairs and maintenance, $1,691,000 for payroll and $1,626,000 for real estate taxes.   For the year 2007, the Registrant’s interest in the loss of Omaha was $240,000.  For additional information, please see the audited financial statements of Omaha attached as Exhibit 99.

Waterview Apartments, the underlying property in a joint venture in which the Registrant was a partner, was sold on December 22, 2005.  The joint venture was liquidated and had no gain or loss in 2007.

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

Due to the sale of the property by the Registrant, the reporting period for Holiday Park Apartments ended on December 20, 2006. The shortened reporting period had no material effect on the operating results as the sale took place eleven days before the end of the year.  The increase in  revenues were due to an approximate $71,000 decrease in tenant concessions and an approximate $78,000 decrease in vacancy loss as occupancy increased to 97.2% in 2006 from 93.5% in 2005.  These amounts were offset by an approximately $54,000 decrease in rental income, primarily due to the eleven days in 2006 that the Registrant didn’t own the property.   The increase in net income was due to the increase in revenues and a decrease in expenses of approximately $339,000 primarily due to a decrease in depreciation of approximately $307,000, as Holiday Apartments was a real estate asset held for sale as of April 1, 2006.  These amounts are included in income from discontinued operations in the consolidated statements of operations.

Le Coeur du Monde Apartments (St. Louis, Missouri)

Le Coeur du Monde Apartments was designated as real estate held for sale as of April 1, 2006.  As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets and other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets.  The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

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

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2.26 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Minneapolis-St. Paul industrial market as of December 31, 2006 was reported to be 9.7%.  Lease rates increased to $4.44 per square foot for all industrial.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.2%

435 Park Court (Lino Lakes, Minnesota)

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

The Minneapolis-St. Paul industrial market reported a net absorption of industrial space of nearly 2.26 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Minneapolis-St. Paul industrial market as of December 31, 2006 was reported to be 9.7%.  Lease rates increased to $4.44 per square foot for all industrial.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 3.4% which is lower than the national average of 4.2%

175 Ambassador Drive (Naperville, Illinois)

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

The Chicago industrial market reported a net absorption of industrial space of nearly 18.2 million square feet in 2006 according to market research prepared by the Urban Land Institute.   The 2006 vacancy rate for the Chicago industrial market as of December 31, 2006 was reported to be 8.8%.  Lease rates increased to $4.39 per square foot for all industrial.  The Chicago labor market remains strong with an unemployment rate of 3.7% which is lower than the national average of 4.2%

Investment in Joint Venture

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Independent Auditors’ Report thereon, are contained herein on pages 27 through 42 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 43 through 44 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2007 that could significantly affect those controls subsequent to the date of evaluation.

     (c)  Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	65	President & Director

Millie C. Cassidy	62	Vice President & Director

David Weiner	72	Chief Executive Officer

Anita Breslin	51	First Vice President

Robert Leniart	51	Vice President

Martin Cawley	51	Vice President

George N. Tietjen	47	Chief Financial Officer and Treasurer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2007, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 676 Units, representing 8.7% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)
As of December 31, 2007, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,285 Units of Limited Partnership Interest, representing 29.47% of the outstanding number of Units on December 31, 2007.  In accordance with SEC regulations, SRE Clearing Services filed Form 13-D/A on November 13, 2007, when the total number of Units held reached 29% of the outstanding number of Units.

(c)	During the year ended December 31, 2007, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $734,094, $709,655,  and  $687,210, for the years ended December 31, 2007, 2006, and 2005, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2007, 2006 or 2005.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $358,363, $481,269, and $526,060,  in 2007, 2006, and 2005, respectively.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha, an affiliate of the Registrant’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the year 2007, the Registrant’s equity interest in the net loss of Omaha was $240,388.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate is paid an annual fee, which aggregated $0, $30,272, and $25,824, in 2007, 2006, 2005, respectively, and is based upon the trust company's standard rate schedule.

In connection to the sale of Holiday Park Apartments on May 2, 2006, Halton Place Apartments on December 20, 2006, and Le Coeur du Monde Apartments on April 24, 2007, a market rate brokerage commission of $310,000, $256,600, and $320,000 respectively, was paid to an affiliate of the General Partner.

Reference is made to Items 10 and 11, and Notes 3, 6, 8 and 12 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $112,000 and $133,000 for the years ended December 31, 2007 and 2006, respectively.  $28,000 of the fees for 2006 were paid to Deloitte & Touche, LLP, the former independent auditor for the Partnership.  The remaining 2006 and all of the 2007 fees were paid to Dworken, Hillman, LaMorte & Sterczala, P.C., the current independent auditor for the Partnership.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2007 and 2006 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $15,000 for the years ended December 31, 2007 and 2006.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT
      SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial statements - The Registrant's 2007 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 26, 2008	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: March 26, 2008	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	March 26, 2008
David Weiner

Chief Financial Officer & Treasurer
/s/ George N. Tietjen III	(Principal Financial & Accounting Officer)	March 26, 2008
George N. Tietjen III

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

(2)Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

(3)Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: March 26, 2008	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

(2)Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

(3)Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)(4) and
15d-15(e)(4)) for the registrant and have:

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

(c)disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 26, 2008	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: March 26, 2008	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George N. Tietjen III, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: March 26, 2008	By:	Principal Financing & Accounting Officer
/s/ George N. Tietjen III
George N. Tietjen III
Chief Financial Officer & Treasurer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Reports of Independent Registered Public Accounting Firm	28 - 29

Consolidated Balance Sheets as of December 31, 2007 and 2006	30

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	31

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2007, 2006 and 2005	32

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	33

Notes to Consolidated Financial Statements	34 – 42

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2007	43-44

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

We also audited the reclassification described in Note 2 that was applied to retrospectively adjust the presentation of the 2005 consolidated financial statements.  In our opinion, such adjustment is appropriate and has been properly applied.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 8 to the consolidated financial statements, in 2007 the Partnership early adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, with respect to its investment in Sentinel Omaha, LLC.

In connection with our audit of the financial statements referred to above, we audited the supplemental financial statement schedule listed in the foregoing table of contents as of December 31, 2007 and 2006 and for the years then ended.  In our opinion, the supplemental financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Shelton, Connecticut
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SB Partners:

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated statements of operations, changes in partners’ capital, and cash flows of SB Partners and subsidiaries (the “Partnership”) for the year ended December 31, 2005, (the consolidated statement of operations for the year then ended before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements is not presented herein).  These financial statements are the responsibility of the Partnership’s general manager.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2005 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the results of the Partnership’s operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2006

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

Assets:
Investments -
Real estate, at costasdfsda
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,090,344
Less - accumulated depreciation	(2,000,624)	(1,012,808)
	39,538,592	40,142,536

Real estate held for sale	-	12,527,027
Investment in Sentinel Omaha, LLC	36,959,612	-
	76,498,204	52,669,563

Other Assets -
Cash and cash equivalents	1,679,152	999,342
Marketable securities	-	12,999,198
Other	169,871	210,430
Other assets in discontinued operations	-	134,728

Total assets	$78,347,227	$67,013,261

Liabilities:
Mortgage notes and unsecured loan payable	$38,943,176	$17,084,552
Accounts payable and accrued expenses	238,821	237,500
Tenant security deposits	99,017	92,221
Deferred revenue	-	23,314
Other liabilities in discontinued operations
of mortgage notes payable including
$9,477,741 in 2006	-	9,638,501

Total liabilities	39,281,014	27,076,088

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	39,079,609	39,950,457
General partner - 1 unit	(13,396)	(13,284)

Total partners' capital	39,066,213	39,937,173

Total liabilities and partners' capital	$78,347,227	$67,013,261

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2007	2006	2005
Revenues:
Base rental income	$2,946,866	$1,938,947	$853,240
Other rental income	947,417	657,533	295,492
Interest on short-term investments and other	498,599	496,654	87,156

Total revenues	4,392,882	3,093,134	1,235,888

Expenses:
Real estate operating expenses	722,016	525,832	427,582
Interest on mortgage notes and unsecured loan payable	1,505,580	696,768	96,667
Depreciation and amortization	1,022,074	531,708	199,866
Real estate taxes	626,286	521,292	170,759
Management fees	734,094	709,655	687,210
Other	176,466	194,738	293,750

Total expenses	4,786,516	3,179,993	1,875,834

Loss from operations	(393,634)	(86,859)	(639,946)

Equity in net (loss) income of investments	(240,388)	(26,133)	3,342,104

(Loss) income from continuing operations	(634,022)	(112,992)	2,702,158

(Loss) income from discontinued operations	(41,631)	781,439	(1,403,033)

Net gain on sale of investment in real estate property	2,518,418	12,375,850	6,350,771

Net income	1,842,765	13,044,297	7,649,896

Income allocated to general partner	238	1,682	987

Income allocated to limited partners	$1,842,527	$13,042,615	$7,648,909

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(81.78)	$(14.57)	$348.53

Discontinued operations (including gain on sale)	$319.46	$1,697.06	$638.17

Net income	$237.68	$1,682.49	$986.70

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

32.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2007, 2006, and 2005

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2005	7,753	$119,968,973	$(105,131,961)	$7,445,396	$22,282,408
Cash distributions	-	-	(310,100)	-	(310,100)
Net income for the year	-	-	-	7,648,909	7,648,909
Balance, December 31, 2005	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year	-	-	-	13,042,615	13,042,615
Balance, December 31, 2006	7,753	119,968,973	(108,155,436)	28,136,920	39,950,457
Cash distributions			(2,713,375)		(2,713,375)
Net income for the year				1,842,527	1,842,527
Balance, December 31, 2007	7,753	$119,968,973	$(110,868,811)	$29,979,447	$39,079,609

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2005	1	$10,000	$(25,514)	$(49)	$(15,563)
Cash distributions	-	-	(40)	-	(40)
Net income for the year	-	-	-	987	987
Balance, December 31, 2005	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	1,682	1,682
Balance, December 31, 2006	1	10,000	(25,904)	2,620	(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	238	238
Balance, December 31, 2007	1	$10,000	$(26,254)	$2,858	$(13,396)

See notes to consolidated financial statements.

33.
SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$1,842,765	$13,044,297	$7,649,896
Adjustments to reconcile net income to net cash
from operating activities:
Net gain on sale of investment in real estate property	(2,518,418)	(12,375,850)	(6,350,771)
Equity in net loss (income) of investment and joint venture	240,388	26,133	(3,342,104)
Depreciation and amortization	1,056,132	761,559	1,281,137
Distributions received from joint venture	-	686,667	2,103,330
Net (decrease) increase in deferred revenue	(23,314)	23,314	-
Net (increase) decrease in operating assets	139,509	(117,956)	49,891
Net decrease in operating liabilities	(152,643)	(216,851)	(307,416)

Net cash provided by operating activites	584,419	1,831,313	1,083,963

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	15,085,446	27,448,306	26,581,743
Return of capital from investment in joint venture	-	-	3,714,563
Investment in Sentinel Omaha, LLC	(37,200,000)
Acquisition of real estate property		(13,823,943)	(15,312,160)
Decrease in cash held in escrow	24,112	239,371	307,205
Additional investment in joint venture	-	-	(375,000)
Purchase of marketable securities	(19,999,226)	(12,999,198)
Proceeds from sale of marketable securities	32,998,424
Capital additions to real estate owned	(423,873)	(492,362)	(733,297)

Net cash (used in) provided by investing activites	(9,515,117)	372,174	14,183,054

Cash Flows From Financing Activities:
Proceeds of bank loan	22,000,000	-	2,200,000
Repayments of mortgage notes payable	(9,427,012)	(3,383,118)	(15,859,050)
Principal payments on mortgage notes payable	(192,105)	(189,278)	(242,212)
Proceeds of mortgage note payable		-	10,000,000
Repayments of borrowings under revolving credit facility		(2,000,000)	(4,100,000)
Payment of deferred financing cost	(56,650)
Distributions paid to partners	(2,713,725)	(2,713,725)	(310,140)

Net cash provided by (used in) financing activities	9,610,508	(8,286,121)	(8,311,402)

Net change in cash and cash equivalents	679,810	(6,082,634)	6,955,615

Cash and cash equivalents at beginning of year	999,342	7,081,976	126,361

Cash and cash equivalents at end of year	$1,679,152	$999,342	$7,081,976

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,812,747	$1,616,635	$2,917,951

Mortgage assumed in connection with acquisition of real
estate property	$-	$7,107,319	$-

See notes to consolidated financial statements

34.

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2007 is estimated to be fully realizable.

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
(h)
The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value.   Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.  (see Note 8)

(i)	Deferred revenue represents amounts received under a contract that are recognized as earned over the contract period.

35.
(j)
Tenant leases at the residential properties generally had terms of one year or less.  Rental income at the residential properties was recognized when earned pursuant to the terms of the leases with tenants.  Tenant leases at the industrial flex and warehouse distribution properties have terms that exceed one year.  Rental income at the industrial flex and warehouse distribution properties is recognized on a straight-line basis over the terms of the leases.

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

(m)
Net income per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year.  There were no potentially dilutive securities outstanding during each year.

(n)
The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

(o)	Certain prior year amounts have been reclassified to conform with the current year presentation (see note 2).

36.

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

The consolidated financial statements for the year ended December 31, 2005 have been retrospectively adjusted to reflect this reclassification as follows:

	For the Year Ended December 31, 2005

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of April 1, 2006	adjusted
REVENUES
Rental income	$4,128,833	$(3,275,593)	$853,240
Other rental income	420,996	(125,504)	295,492
Interest on short-term investments	87,301	(145)	87,156

Total revenues	4,637,130	(3,401,242)	1,235,888

EXPENSES
Real estate operating expenses	1,929,328	(1,501,746)	427,582
Interest on mortgage notes payable	942,510	(845,843)	96,667
Depreciation and amortization	1,045,232	(845,366)	199,866
Real estate taxes	452,284	(281,525)	170,759
Management fees	687,210	-	687,210
Other	307,291	(13,541)	293,750

Total expenses	5,363,855	(3,488,021)	1,875,834

Loss from operations	(726,725)	86,779	(639,946)
Equity in net income of joint venture	3,342,104	-	3,342,104

Income from continuing operations	2,615,379	86,779	2,702,158
Loss from discontinued operations	(1,316,254)	$(86,779)	(1,403,033)
Net gain on sale of investment in real estate	6,350,771		6,350,771

NET INCOME	7,649,896	-	7,649,896

Income allocated to general partner	987	-	987
Income allocated to limited partners	$7,648,909	$-	$7,648,909

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$337.34	$11.19	$348.53
Discontinued operations (including gain on sale)	$649.36	$(11.19)	$638.17
Net Income per unit of Limited Partnership Interest	$986.70	$-	$986.70

37.

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner.  Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to  $734,094, $709,655,  and  $687,210,   for the years ended December 31, 2007, 2006, and  2005, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2007, 2006 or 2005.

(4) INVESTMENTS IN REAL ESTATE
During 2007 and 2006, the Partnership owned apartment projects in St. Louis, Missouri and Greenville, South Carolina; as well as an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota;  and Naperville, Illinois and 13.9 acres of land in Holiday, Florida.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2007 and 2006:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/07	12/31/06

Industrial flex property	1	2002	60,345 sf	$5,172,506	$4,901,089

Warehouse distribution properties	2	2005-06	596,605 sf	36,366,710	36,254,255

Total cost				41,539,216	41,155,344

Less: Accumulated depreciation				(2,000,624)	(1,012,808)

				39,538,592	40,142,536

Real estate held for sale (a)		1999	192 Apts		12,527,027

Net book value				$39,538,592	$52,669,563

(a) At December 31, 2006, real estate held for sale includes Le Coeur Du Monde.

38.
(5) REAL ESTATE HELD FOR SALE

Le Coeur Du Monde was sold on April 24, 2007.   In addition, Holiday Park Apartments which included 13.9 acres of undeveloped land and Halton Place Apartments were sold on May 2, 2006 and December 20, 2006, respectively.  Furthermore, Cypress Key Apartments was sold on March 28, 2005.  Le Coeur Du Monde, Halton Place Apartments, and Holiday Park are reflected as real estate properties held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of these properties are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from these properties are reflected as loss from discontinued operations in the accompanying consolidated statement of operations.  The various components of revenue and expenses from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Operating revenue	$595,855	$4,183,318	$5,707,424

Operating expenses	637,486	3,401,879	7,110,457

Income (loss) from discontinued operations	$(41,631)	$781,439	$(1,403,033)

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

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for $16,000,000 in an all cash transaction.  The carrying value of the property at the time of the sale was $12,567,028 which resulted in a net gain for financial reporting purposes of $2,518,418 after closing costs of $914,554, which includes a market rate brokerage commission of $320,000 paid to an affiliate of the General Partner.  The historical cost of the property at the time of the sale was $14,871,244.  The net proceeds from the sale were used, in part, to retire the mortgage note of $9,427,012 that had been secured by the property.

39.

(7) MARKETABLE SECURITIES
On December 29, 2006 the Partnership purchased General Electric corporate paper for $12,999,198 with a face value of $13,186,000 that matures on April 9, 2007.  The discount was to be accreted over the life of the security.  The carrying value at December 31, 2006 approximated fair value.  The corporate paper was sold in 2007.

(8) INVESTMENTS

SENTINEL OMAHA, LLC

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively for a total investment of $37,200,000 representing a thirty percent ownership interest in Omaha.  For additional information, please see the audited financial statements of Omaha attached as exhibit 99.

With respect to its investment in Omaha, the Registrant elected to early adopt SFAS No. 159.  Accordingly, the investment is presented at fair value.  Early adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Registrant’s investment from its inception.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the period ended December 31, 2007.

(Audited)
Balance Sheet	2007

Investment in real estate, net	$545,304
Other assets	24,609
Debt	(435,621)
Other liabilities	(11,093)
Member's Equity	$123,199

(Audited)
Statement of Operations	2007

Rent and other income	$17,105
Real estate operating expenses	(8,276)
Other income and expenses	(7,639)
Unrealized losses	(1,960)
Loss on sale of securities	(31)

Net loss	$(801)

WATERVIEW APARTMENTS

Waterview Apartments, the underlying property owned by a joint venture (“Waterview”), in which the Registrant was a partner, was sold on December 22, 2005 for $25,750,000 in an all cash transaction.  The proceeds of the sale were used, in part, to retire the mortgage note of approximately $13,715,000 that had been secured by the property and pay a defeasance penalty of $2,064,000.  The joint venture liquidated in 2007.

40.
The following are the condensed financial statements (000’s omitted) of Waterview as of  December 31, 2007 and 2006 and for the three  years in the period ended December 31, 2007.

	(Unaudited)	(Unaudited)
Balance Sheet	2007	2006

Investment in real estate, net	$0	$0
Other assets	0	12
Other liabilities	0	(12)
Venturer's capital	$0	$0

	(Unaudited)	(Unaudited)	(Audited)
Statement of Operations	2007	2006	2005

Rent and other income	$0	$36	$2,381
Real estate operating expenses,
before depreciation and amortization	0	(78)	(4,662)
Depreciation and amortization	0	0	(147)
Gain on sale	0	0	7,700

Net income (loss)	$0	$(42)	$5,272

(9) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest Rate		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2007	2006

Lino Lakes (a)	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Ambassador Drive (b)	5.880%	October, 2010	554,178	6,508,785	6,943,176	7,084,552
					16,943,176	17,084,552

Bank Loan:
Unsecured (c )					22,000,000	0

Mortgage notes payable in discontinued operations:

Le Coeur du Monde (d)	7.805%	October, 2009	890,447	9,075,763	0	9,477,741

					$38,943,176	$26,562,293
(a)           Annual installment payments include interest only.
(b)           Annual installment payments include principal and interest.

(c)On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of$22,000,000, which matures on October 1, 2008 and provides forinterest only monthly payments based upon LIBOR plus1.95%.   The loan provides for a one year extension, subject to lender approval, for a fee of 0.125% of the outstanding loan balance as of October 1, 2008.  The outstanding amount of the loan at December 31, 2007 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota which is currently unencumbered.

(d)	See note (3)

41.

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2008	$ 22,137,085
2009	158,198
2010	6,647,893
2011	-
2012	-
Thereafter	10,000,000

Total	$ 38,943,176

(10) QUARTERLY FINANCIAL INFORMATION – UNAUDITED

			Income (Loss) from
		Income (Loss) from	Operations
Year ended December 31, 2007	Revenues	Operations	Per Unit

First Quarter	$1,071,281	$72,662	$9.37
Second Quarter	1,233,297	156,204	20.15
Third Quarter	1,098,189	(14,677)	(1.89)
Fourth Quarter	990,115	(607,823)	(78.39)

Year ended December 31, 2006

First Quarter	$682,826	($90,923)	($11.73)
Second Quarter	740,647	28,345	3.66
Third Quarter	830,600	164,141	21.17
Fourth Quarter	839,061	(188,422)	(24.30)

(11) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

	For the Years Ended December 31,
	2007	2006	2005

Net income (loss) for financial reporting purposes	$1,842,765	$13,044,297	$7,649,896

Adjustment to net gain on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	654,693	393,157	99,653

Difference between tax and financial statement equity in net
loss of joint venture	(575,735)	(519)	983,634

Difference between tax and financial statement depreciation	(395,676)	(892,510)	(315,412)

Net income (loss) for Federal income tax reporting purposes	$1,526,047	$12,544,425	$8,417,771

Net ordinary loss for Federal income tax reporting purposes:	$(1,637,867)	$(224,582)	$(4,467,687)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes:	3,173,110	12,769,007	12,885,458
Short-term capital gain	(9,200)	-	-

	$1,526,043	$12,544,425	$8,417,771

Weighted average number of units of limted partnership interest outstanding	7,753	7,753	7,753

A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

As of December 31, 2007 and 2006, the tax bases of the Partnership's assets and liabilities were approximately $79,531,681 and $68,514,434 of assets, and $39,281,013 and $27,076,087 of liabilities, respectively.

42.

(12) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2007, 2006 and 2005 billings to the Partnership amounting to $329,174,  $273,078, and  $240,974, respectively, and are included in real estate operating expenses.  For the years ended December 31, 2007, 2006 and 2005 billings to the partnership which relate to Le Coeur Du Monde, Halton Place Apartments, Cypress Key Apartments and Holiday Park, amount to  $29,189, $208,191, and  $285,086, respectively, and are included in loss from discontinued operations.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated  $0, $30,272,  and $25,824  in 2007, 2006 and 2005, respectively, and is based upon the trust company's standard rate schedule.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes payable is estimated to be $37,957,491 and $17,050,750 at December 31, 2007 and 2006, respectively.  These amounts include the fair value of the mortgage note payable related to Le Coeur Du Monde, which was held for sale, of $9,772,746 as of December 31, 2006.

(14) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2007 are $3,318,647 for 2007; $3,318,647 for 2008; $3,318,647 for 2009; $3,318,647 for 2010; $3,318,647 for 2011; $3,318,647 for 2012 and $27,508,184 thereafter.

The Registrant has agreed to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.  In addition, the Registrant shall not have any liability to restore any negative balance in its capital account.

(15) SUBSEQUENT EVENT
On March 1, 2008 the Registrant made a distribution of $110 per unit totaling $852,885 to unit holders as of December 31, 2007.

43.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$459,121

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,797,160	15,312,160	10,833
Illinois -
Naperville (175 Ambassador Drive)	6,943,176	2,080,000	18,851,262	20,931,262	112,455

	$16,943,176	$4,065,000	$36,891,807	$40,956,807	$582,409

Column A		Column E		Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,702,506	$5,172,506	$674,484

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,807,993	15,322,993	796,426
Illinois -
Naperville (175 Ambassador Drive)	2,080,000	18,963,717	21,043,717	529,714

	$4,065,000	$37,474,216	$41,539,216	$2,000,624

44.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2007

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years
Illinois -
Naperville (175 Ambassador Drive)	1995	Nov 2006	7 to 39 years

NOTES TO SCHEDULE III:

		2007	2006	2005

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$55,986,587	$54,869,652	$62,667,799
	Additions -
	Acquisitions	0	20,931,262	15,312,160
	Cost of improvements	423,873	492,362	733,297

	Deductions -
	Sales	(14,871,244)	(20,306,689)	(23,843,604)

	Balance at end of year	$41,539,216	$55,986,587	$54,869,652

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$3,317,024	$7,824,567	$10,332,256
	Additions -
	Depreciation expense for the year	987,816	726,690	1,104,943

	Deductions -
	Sales	(2,304,216)	(5,234,233)	(3,612,632)

		$2,000,624	$3,317,024	$7,824,567

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$41,408,208	$55,914,162	$55,063,239

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$2,544,257	$4,156,499	$8,328,961