Form 10-Q
period 2008-03-31
SB PARTNERS
filed 2008-05-07
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q. – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Washington Boulevard, Stamford, CT.	06901
(Address of principal executive offices)	(Zip Code)

(203) 975-1300
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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the three months ended March 31, 2008	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

	Quantitative and Qualitative Disclosures about Market Risk	9

	Controls and Procedures	9

Part II	Other Information	9

	Signatures	10

	Exhibit 31	11 – 12

	Exhibit 32	13

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,474,216
Less - accumulated depreciation	(2,243,917)	(2,000,624)
	39,295,299	39,538,592

Investment in Sentinel Omaha, LLC	35,373,521	36,959,612
	74,668,820	76,498,204

Other Assets -
Cash and cash equivalents	731,427	1,679,152
Other	292,942	169,871

Total assets	$75,693,189	$78,347,227

Liabilities:
Mortgage notes and unsecured loan payable	$38,906,517	$38,943,176
Accounts payable and accrued expenses	464,166	238,821
Tenant security deposits	99,015	99,017

Total liabilities	39,469,698	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	36,237,254	39,079,609
General partner - 1 unit	(13,763)	(13,396)

Total partners' capital	36,223,491	39,066,213

Total liabilities and partners' capital	$75,693,189	$78,347,227

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months
	Ended March 31

	2008	2007
Revenues:
Base rental income	$697,893	$699,750
Other rental income	214,296	190,845
Interest	8,154	180,686

Total revenues	920,343	1,071,281

Expenses:
Real estate operating expenses	144,104	168,645
Interest on mortgage notes payable	560,000	249,143
Depreciation and amortization	253,003	244,419
Real estate taxes	161,369	151,654
Management fees	197,005	175,592
Other	8,608	9,166

Total expenses	1,324,089	998,619

Income (loss) from operations	(403,746)	72,662

Equity in net loss of investment	(1,586,091)	-

Income (loss) from continuing operations	(1,989,837)	72,662

Income from discontinued operations	-	52,430

Net income (loss)	(1,989,837)	125,092

Income (loss) allocated to general partner	(257)	16

Income (loss) allocated to limited partners	$(1,989,580)	$125,076

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(256.62)	$9.37

Discontinued operations	$-	$6.76

Net income (loss)	$(256.62)	$16.13

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2008 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,979,447	$39,079,609
Cash distributions	-	-	(852,775)	-	(852,775)
Net income (loss)	-	-	-	(1,989,580)	(1,989,580)
Balance, March 31, 2008	7,753	$119,968,973	$(111,721,586)	$27,989,867	$36,237,254

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,858	$(13,396)
Cash distributions	-	-	(110)	-	(110)
Net income (loss)	-	-	-	(257)	(257)
Balance, March 31, 2008	1	$10,000	$(26,364)	$2,601	$(13,763)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$ (1,989,837)	$ 125,092
Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	253,003	247,425
Equity in net loss of investment	1,586,091	-
Accrued interest on marketable securities	-	(133,912)
Net (increase ) decrease in operating assets	(132,781)	35,259
Net increase in operating liabilities	225,343	35,275
Net cash (used in) provided by operating activites	(58,181)	309,139

Cash Flows From Investing Activities:
(Increase) decrease in cash held in escrow	-	(44,051)
Proceeds from sale of marketable securities	-	2,957,500
Deposit on future sale of real estate investment	-	500,000
Capital additions to real estate owned	-	(200,755)
Net cash provided by investing activites	-	3,212,694

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(36,659)	(72,494)
Distributions paid to partners	(852,885)	(2,713,725)
Net cash used in financing activities	(889,544)	(2,786,219)

Net increase (decrease) in cash and cash equivalents	(947,725)	735,614
Cash and cash equivalents at beginning of period	1,679,152	999,342

Cash and cash equivalents at end of period	$ 731,427	$ 1,734,956

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 560,000	$ 433,663

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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2007.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2008, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2008 and December 31, 2007:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2008	12/31/2007

Industrial flex property	1	2002	60,345 sf	$5,172,506	$5,172,506
Warehouse distribution property	2	2005-06	596,605 sf	36,366,710	36,366,710

Total cost				41,539,216	41,539,216
Less: Accumulated depreciation				(2,243,917)	(2,000,624)

Total investments in real estate				$39,295,299	$39,538,592

(3) INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Registrant made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2008 and December 31, 2007.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2008	December 31, 2007

Investment in real estate, net	$496,150	$545,304
Other assets	21,912	24,609
Debt	(392,646)	(435,621)
Other liabilities	(7,504)	(11,093)
Member's Equity	$117,912	$123,199

	(Unaudited)
Statement of Operations	March 31, 2008

Rent and other income	$13,999
Real estate operating expenses	(7,747)
Other income and expenses	(5,548)
Unrealized losses	(3,240)
Loss on sale of real estate properties	(2,751)

Net loss	$(5,287)

(4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2008	2007

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,906,517	6,943,176

Bank Loan:
Unsecured (c )	5.069%	October, 2008	n/a		22,000,000	22,000,000	22,000,000
						$38,906,517	$38,943,176

(a)         Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of
$22,000,000, that matures on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the loan at March 31, 2008 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota.

(5) DISTRIBUTIONS
On March 1, 2008, the Partnership made a cash distribution of $110 per unit to Unitholders of record as of December 31, 2007, which totaled $852,885 based on 7,754 units outstanding.

ITEM 2.                                                                                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

General

  The consolidated financial statements for the three months ended March 31, 2008, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest investment in Omaha.  The consolidated financial statements for the three months ended March 31, 2007 reflect the same composition as 2008, with the inclusion of Le Coeur du Monde Apartments which was sold on April 24, 2007 and the exclusion of the investment in Omaha which was purchased in the second and third quarters of 2007.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2008 decreased approximately $151,000 to approximately $920,000 from approximately $1,071,000.  Income (loss) from continuing operations decreased $2,062,000 to a loss of approximately $1,990,000 for the three months ended March 31, 2008, as compared to an approximate income of $73,000 for the three months ended March 31, 2007.  Income from discontinued operations for the three months ended March 31, 2008, decreased by approximately $52,000 to zero from an approximate income of $52,000 for the same period in 2007 due to the sale of Le Coeur du Monde Apartments.  Total expenses from continuing operations for the three months ended March 31, 2008, increased approximately $325,000 to approximately $1,324,000 from $999,000 for the three months ended March 31, 2007.

    The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2007 to 2008 in the composition of the portfolio.  For additional analysis, please refer to the discussions of the individual properties below.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes to such policies in 2008. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2008, the Registrant had cash and cash equivalents of approximately $731,000. These balances are approximately $948,000 lower than cash and cash equivalents held on December 31, 2007. Distributions of approximately $853,000 were paid to unit holders of record as of December 31, 2007.  Operating activities further reduced cash and cash equivalents by approximately $58,000 during the three months ended March 31, 2008 due to higher interest costs.  Other uses of cash during the period included principal payments of approximately $37,000.

Total outstanding debt at March 31, 2008, consisted of approximately $16,907,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility  (see Note 4 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

In March 2008, the Registrant made a distribution of $110 per unit to Unit holders of record as of December 31, 2007.  However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

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

There was no material revenue or expenses for the three months ended March 31, 2008, as a result of the sale on April 24, 2007.  Total revenues for the three months ended March 31, 2007 were approximately $476,000.  Net income for the three months, which includes deductions for interest expense, was approximately $52,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2008, decreased approximately $6,000 to approximately $165,000 from approximately $171,000 for the three months ended March 31, 2007.  Net income, which includes deductions for depreciation, for the three months ended March 31, 2008 decreased approximately $17,000 to approximately $46,000 from $63,000 for the three months ended March 31, 2007 due primarily to an increase in real estate tax expense.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2008, increased approximately $10,000 to $405,000 from $395,000 for the three months ended March 31, 2007 due to an increase in expense recovery from the tenant.  Net income, which includes deductions for interest expense and depreciation, increased only slightly to $33,000 as compared to $32,000 for the three months ended March 31, 2007 due to an increase in expense recovery partially offset by an increase in administrative expenses.

175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended March 31, 2008, increased approximately $23,000 to approximately $342,000 from approximately $319,000 for the three months ended March 31, 2007 due to an increase in tenant base rent charged and expense recoveries.  Net income, which includes deductions for depreciation, for the three months ended March 31, 2008 increased approximately $21,000 to approximately $79,000 from $58,000 for the three months ended March 31, 2007 due primarily to an increase in base rent and expense recovery partially offset by an increase in insurance and repairs costs.

Investment in Sentinel Omaha, LLC

During the second and third quarters of 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  Total revenues for the three months ended March 31, 2008 were approximately $13,999,000.  Income before deductions for depreciation, unrealized losses and realized losses was $704,000.  Major expenses included $5,577,940 for interest expense, $1,291,886 for repairs and maintenance, $2,043,008 for payroll and $1,528,845 for real estate taxes.  Omaha reported realized losses on sales of three apartment properties of approximately $2,751,000.  The properties were located in Southfield, Michigan, Ann Arbor, Michigan and Newport News, Virginia.  In addition, Omaha reported unrealized losses of approximately $3,240,000.  For the three months ended March 31, 2008, the Registrant’s equity interest in the loss of Omaha was approximately $1,586,000. During the three months ended March 31, 2007, there were no ongoing operations of Omaha.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE  MONTHS ENDED MARCH 31, 2008

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2008, a 1% change in LIBOR would impact the Registrant’s three month net loss and cash flows by approximately $55,000.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended March 31, 2008 that could significantly affect those controls subsequent to the date of evaluation.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 8, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 8, 2008	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 8, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 8, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 8, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 8, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer