Form 10-Q
period 2008-06-30
SB PARTNERS
filed 2008-08-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q. – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Washington Boulevard, Stamford, CT.	06901
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the six months ended June 30, 2008	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 9

	Quantitative and Qualitative Disclosures about Market Risk	10

	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 – 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,474,216
Less - accumulated depreciation	(2,487,215)	(2,000,624)
	39,052,001	39,538,592

Investment in Sentinel Omaha, LLC	36,344,331	36,959,612
	75,396,332	76,498,204

Other Assets -
Cash and cash equivalents	481,210	1,679,152
Other	91,245	169,871

Total assets	$75,968,787	$78,347,227

Liabilities:
Mortgage notes and unsecured loan payable	$38,869,317	$38,943,176
Accounts payable and accrued expenses	152,182	238,821
Tenant security deposits	99,017	99,017

Total liabilities	39,120,516	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	36,861,953	39,079,609
General partner - 1 unit	(13,682)	(13,396)

Total partners' capital	36,848,271	39,066,213

Total liabilities and partners' capital	$75,968,787	$78,347,227

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007
Revenues:
Base rental income	$734,658	$747,092	$1,432,551	$1,446,842
Other rental income	190,956	298,207	405,252	489,052
Interest	4,087	187,998	12,241	368,684

Total revenues	929,701	1,233,297	1,850,044	2,304,578

Expenses:
Real estate operating expenses	157,997	238,893	302,101	407,538
Interest expense	503,101	248,295	1,063,101	497,438
Depreciation and amortization	265,292	267,764	518,295	512,183
Real estate taxes	139,331	158,039	300,700	309,693
Management fees	198,990	153,293	395,995	328,885
Other	11,020	10,809	19,628	19,975

Total expenses	1,275,731	1,077,093	2,599,820	2,075,712

Income (loss) from operations	(346,030)	156,204	(749,776)	228,866

Equity in net income (loss) of investment	970,810	-	(615,281)	-

Income (loss) from continuing operations	624,780	156,204	(1,365,057)	228,866

Loss from discontinued operations	-	(105,376)	-	(52,946)

Net gain on sale of investment in real estate property	-	2,518,418	-	2,518,418

Net income (loss)	624,780	2,569,246	(1,365,057)	2,694,338

Income (loss) allocated to general partner	81	331	(176)	348

Income (loss) allocated to limited partners	$624,699	$2,568,915	$(1,364,881)	$2,693,990

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$80.58	$20.15	$(176.07)	$29.52

Discontinued operations	$-	$311.24	$-	$318.00

Net income (loss)	$80.58	$331.39	$(176.07)	$347.52

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2008 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,979,447	$39,079,609
Cash distributions	-	-	(852,775)	-	(852,775)
Net income (loss)	-	-	-	(1,364,881)	(1,364,881)
Balance, June 30, 2008	7,753	$119,968,973	$(111,721,586)	$28,614,566	$36,861,953

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,858	$(13,396)
Cash distributions	-	-	(110)	-	(110)
Net income (loss)	-	-	-	(176)	(176)
Balance, June 30, 2008	1	$10,000	$(26,364)	$2,682	$(13,682)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(1,365,057)	$2,694,338
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Net gain on sale of investment in real estate property		(2,518,418)
Depreciation and amortization	518,295	546,241
Equity in net loss of investment	615,281	-
Accrued interest on marketable securities	-	(118,436)
Net decrease in operating assets	46,922	173,499
Net decrease in operating liabilities	(86,639)	(260,161)
Net cash (used in) provided by operating activites	(271,198)	517,063

Cash Flows From Investing Activities:
Net proceeds from sale of investments in real estate property	-	15,085,446
Investment in Sentinel Omaha, LLC	-	(5,000,000)
Decrease in cash held in escrow	-	24,112
Purchase of marketable securities	-	(9,999,730)
Proceeds from sale of marketable securities	-	12,999,198
Capital additions to real estate owned	-	(224,542)
Net cash provided by investing activites	-	12,884,484

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(73,859)	(120,381)
Retirement of mortgage note payable	-	(9,427,012)
Distributions paid to partners	(852,885)	(2,713,725)
Net cash used in financing activities	(926,744)	(12,261,118)

Net increase (decrease) in cash and cash equivalents	(1,197,942)	1,140,429
Cash and cash equivalents at beginning of period	1,679,152	999,342

Cash and cash equivalents at end of period	$481,210	$2,139,771

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,063,101	$804,839

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2007.

(2) INVESTMENTS IN REAL ESTATE

    As of June 30, 2008, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2008 and December 31, 2007:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2008	12/31/2007

Industrial flex property	1	2002	60,345 sf	$5,172,506	$5,172,506
Warehouse distribution property	2	2005-06	596,605 sf	36,366,710	36,366,710

Total cost				41,539,216	41,539,216
Less: Accumulated depreciation				(2,487,215)	(2,000,624)

Total investments in real estate				$39,052,001	$39,538,592

(3) INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Registrant made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2008 and December 31, 2007.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2008	December 31, 2007

Investment in real estate, net	$497,400	$545,304
Other assets	21,719	24,609
Debt	(390,229)	(435,621)
Other liabilities	(7,742)	(11,093)
Member's Equity	$121,148	$123,199

	(Unaudited)
Statement of Operations	June 30, 2008

Rent and other income	$27,579
Real estate operating expenses	(15,188)
Other income and expenses	(10,707)
Unrealized losses	(984)
Loss on sale of real estate properties	(2,751)

Net loss	$(2,051)

(4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2008	2007

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,869,317	6,943,176

Bank Loan:
Unsecured (c )	4.410%	October, 2008	n/a		22,000,000	22,000,000	22,000,000
						$38,869,317	$38,943,176

(a)      Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of
$22,000,000, that matures on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the loan at June 30, 2008 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota.

(5) DISTRIBUTIONS
On March 1, 2008, the Partnership made a cash distribution of $110 per unit to Unitholders of record as of December 31, 2007, which totaled $852,885 based on 7,754 units outstanding.

ITEM 2.                                                                                               MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

General

  The consolidated financial statements for the three and six months ended June 30, 2008, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest investment in Omaha.  The consolidated financial statements for the three and six months ended June 30, 2007 reflect the same composition as 2008, with the inclusion of Le Coeur du Monde Apartments which was sold on April 24, 2007 and the exclusion of the investment in Omaha which was made in the second and third quarters of 2007.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2008 decreased approximately $304,000 to approximately $929,000 from approximately $1,233,000.  Income from continuing operations increased approximately $469,000 to approximately $625,000 for the three months ended June 30, 2008, as compared to an approximate income of $156,000 for the three months ended June 30, 2007.  Loss from discontinued operations for the three months ended June 30, 2008, increased by approximately $105,000 to zero from an approximate loss of $105,000 for the same period in 2007 due to the sale of Le Coeur du Monde Apartments.  Total expenses from continuing operations for the three months ended June 30, 2008, increased approximately $199,000 to approximately $1,276,000 from $1,077,000 for the three months ended June 30, 2007.

Total revenues from continuing operations for the six months ended June 30, 2008 decreased approximately $455,000 to approximately 1,850,000 from approximately $2,305,000.  Income from continuing operations decreased approximately $1,594,000 to a loss of approximately $1,365,000 for the six months ended June 30, 2008, as compared to an approximate income of $229,000 for the six months ended June 30, 2007.  Loss from discontinued operations for the six months ended June 30, 2008, increased by approximately $53,000 to zero from an approximate loss of $53,000 for the same period in 2007 due to the sale of Le Coeur du Monde Apartments.  Total expenses from continuing operations for the six months ended June 30, 2008, increased approximately $524,000 to approximately $2,600,000 from $2,076,000 for the six months ended June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2008, the Registrant had cash and cash equivalents of approximately $481,000. These balances are approximately $1,198,000 lower than cash and cash equivalents held on December 31, 2007. Distributions of approximately $853,000 were paid to unit holders of record as of December 31, 2007.  Operating activities further reduced cash and cash equivalents by approximately $345,000 during the six months ended June 30, 2008 due to higher interest costs.  Other uses of cash during the period included principal payments of approximately $74,000.

Total outstanding debt at June 30, 2008, consisted of approximately $16,869,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility (see Note 4 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.  However, the real estate market is suffering through one of its worst debt crises.  Interest rates have increased and some borrowers are finding it difficult to secure debt at favorable terms as lenders have imposed stricter terms on borrowers. Registrant’s unsecured credit facility matures October 1, 2008.   Registrant cannot be assured that the holder of the unsecured debt will extend the debt long term.  Should Registrant be unable to extend this debt on its current terms it may have to consider alternative financing or a sale of one of the real estate assets to reduce the unsecured debt.

In March 2008, the Registrant made a distribution of $110 per unit to Unit holders of record as of December 31, 2007.  However, there is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distributions.

The Registrant's properties and investments are expected to generate sufficient cash flow to cover operating, financing, capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

 Le Coeur du Monde Apartments (St. Louis, Missouri)

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property.  The sale of Le Coeur du Monde Apartments resulted in a net gain for financial reporting purposes of approximately $2,518,000.  (Please refer to the 8-K filed May 8, 2007, in connection with this transaction.)  The gain for tax purposes was computed using the tax basis of the asset sold, and was different from the gain reported on the consolidated financial statements.

There was no material revenue or expenses for the three months ended June 30, 2008, as a result of the sale on April 24, 2007.  Total revenues for the three months ended June 30, 2007 were approximately $108,000.  Net loss for the three months, which includes deductions for interest expense, was approximately $105,000.

There was no material revenue or expenses for the six months ended June 30, 2008, as a result of the sale on April 24, 2007.  Total revenues for the six months ended June 30, 2007 were approximately $584,000.  Net loss for the six months, which includes deductions for interest expense, was approximately $53,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2008, decreased approximately $19,000 to approximately $202,000 from approximately $221,000 for the three months ended June 30, 2007.  Net income, which includes deductions for depreciation, for the three months ended June 30, 2008 decreased approximately $5,000 to approximately $80,000 from $85,000 for the three months ended June 30, 2007.

Total revenues for the six months ended June 30, 2008, decreased approximately $25,000 to approximately $367,000 from approximately $392,000 for the six months ended June 30, 2007.  Net income, which includes deductions for depreciation, for the six months ended June 30, 2008 decreased approximately $21,000 to approximately $126,000 from $147,000 for the six months ended June 30, 2007.  The decrease in revenues and net income for the six month period was primarily due to a one month abatement credited to the tenant in January.  The abatement was in accordance with the terms of the tenant’s lease.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2008, decreased approximately $76,000 to $383,000 from $459,000 for the three months ended June 30, 2007 due to a decrease in expense recovery from the tenant.  Net income, which includes deductions for interest expense and depreciation, for the three months ended  June 30, 2008 decreased $67,000 to $25,000 as compared to $92,000 for the three months ended June 30, 2007 due to a decrease in expense recovery income and an increase in administrative expenses partially offset by a decrease in real estate operating expenses.

Total revenues for the six months ended June 30, 2008, decreased approximately $67,000 to $787,000 from $854,000 for the six months ended June 30, 2008 due to a decrease in expense recovery from the tenant.  Net income, which includes deductions for interest expense and depreciation, for the six months ended June 30, 2008 decreased $67,000 to $58,000 as compared to $125,000 for the six months ended June 30, 2007 due to a decrease in expense recovery and an increase in administrative expenses.

175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended June 30, 2008, decreased approximately $26,000 to approximately $338,000 from approximately $364,000 for the three months ended June 30, 2007 due to a decrease in expense recovery partially offset by an increase in tenant base rent charged.  Net income, which includes deductions for depreciation and interest expense, for the three months ended June 30, 2008 decreased approximately $9,000 to approximately $62,000 from $71,000 for the three months ended June 30, 2007 due primarily to a decrease in expense recovery partially offset by an increase in base rent and a decrease in insurance and repairs costs.

    Total revenues for the six months ended June 30, 2008, slightly decreased approximately $3,000 to approximately $680,000 from approximately $683,000 for the six months ended June 30, 2007.  Net income, which includes deductions for depreciation and interest expense, for the six months ended June 30, 2008 increased approximately $12,000 to approximately $141,000 from $129,000 for the six months ended June 30, 2007 due primarily to a decrease in insurance and repairs costs and an increase in base rent partially offset by a decrease in expense recovery.

Investment in Sentinel Omaha, LLC

During the second and third quarters of 2007, the Registrant acquired a 30% interest in Omaha for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  Total revenues for the three months ended June 30, 2008 were approximately $13,579,000.  Income before deductions for depreciation, unrealized losses and realized losses was $979,000.  Major expenses included approximately $4,849,000 for interest expense, $1,452,000 for repairs and maintenance, $1,779,000 for payroll and $1,500,000 for real estate taxes.  In addition, Omaha reported unrealized gains of approximately $2,257,000.  For the three months ended June 30, 2008, the Registrant’s equity interest in the income of Omaha was approximately $971,000. During the three months ended June 30, 2007, there were no ongoing operations of Omaha.

    Total revenues for the six months ended June 30, 2008 were approximately $27,579,000.  Income before deductions for depreciation, unrealized losses and realized losses was 1,684,000.  Major expenses included approximately $10,415,000 for interest expense, $2,744,000 for repairs and maintenance, $3,822,000 for payroll and $3,094,000 for real estate taxes.  Omaha reported realized losses on sales of three apartment properties of approximately $2,751,000.  The properties were located in Southfield, Michigan, Ann Arbor, Michigan and Newport News, Virginia.  In addition, Omaha reported unrealized losses of approximately $984,000.  For the six months ended June 30, 2008, the Registrant’s equity interest in the loss of Omaha was approximately $615,000. During the six months ended June 30, 2007, there were no ongoing operations of Omaha.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE SIX  MONTHS ENDED JUNE 30, 2008

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility and funds are advanced by the bank under the agreement. Based on the weighted average outstanding balance under the credit facility for the three and six months ended June 30, 2008, a 1% change in LIBOR would impact the Registrant’s three and six month net loss and cash flows by approximately $55,000 and $110,000, respectively.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended June 30, 2008 that could significantly affect those controls subsequent to the date of evaluation.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 13, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 13, 2008	By:	/s/ John H. Zoeller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 13, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 13, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 13, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 13, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer