Form 10-Q
period 2008-09-30
SB PARTNERS
filed 2008-11-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q. – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Washington Boulevard, Stamford, CT.	06901
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the nine months ended September 30, 2008	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 9

	Quantitative and Qualitative Disclosures about Market Risk	10

	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 – 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,488,318	37,474,216
Less - accumulated depreciation	(2,730,624)	(2,000,624)
	38,822,694	39,538,592

Investment in Sentinel Omaha, LLC	36,934,144	36,959,612
	75,756,838	76,498,204

Other Assets -
Cash and cash equivalents	464,988	1,679,152
Other	150,253	169,871

Total assets	$76,372,079	$78,347,227

Liabilities:
Mortgage notes and unsecured loan payable	$38,844,212	$38,943,176
Accounts payable and accrued expenses	361,765	238,821
Tenant security deposits	99,017	99,017

Total liabilities	39,304,994	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	37,080,739	39,079,609
General partner - 1 unit	(13,654)	(13,396)

Total partners' capital	37,067,085	39,066,213

Total liabilities and partners' capital	$76,372,079	$78,347,227

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007
Revenues:
Base rental income	$734,658	$747,605	$2,167,209	$2,194,447
Other rental income	139,081	247,198	544,333	736,250
Interest	2,615	103,386	14,856	472,070

Total revenues	876,354	1,098,189	2,726,398	3,402,767

Expenses:
Real estate operating expenses	110,320	157,200	412,421	564,738
Interest expense	494,489	319,994	1,557,590	817,432
Depreciation and amortization	259,262	246,411	777,557	758,594
Real estate taxes	75,400	159,780	376,100	469,473
Management fees	275,849	221,853	671,844	550,738
Other	32,033	7,628	51,661	27,603

Total expenses	1,247,353	1,112,866	3,847,173	3,188,578

Income (loss) from operations	(370,999)	(14,677)	(1,120,775)	214,189

Equity in net income (loss) of investment	589,813	-	(25,468)	-

Income (loss) from continuing operations	218,814	(14,677)	(1,146,243)	214,189

Income (loss) from discontinued operations	-	12,018	-	(40,928)

Net gain on sale of investment in real estate property	-	-	-	2,518,418

Net income (loss)	218,814	(2,659)	(1,146,243)	2,691,679

Income (loss) allocated to general partner	28	-	(148)	347

Income (loss) allocated to limited partners	$218,786	$(2,659)	$(1,146,095)	$2,691,332

Earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$28.22	$(1.89)	$(147.85)	$27.63

Discontinued operations	$-	$1.55	$-	$319.55

Net income (loss)	$28.22	$(0.34)	$(147.85)	$347.18

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2008 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,979,447	$39,079,609
Cash distributions	-	-	(852,775)	-	(852,775)
Net Loss	-	-	-	(1,146,095)	(1,146,095)
Balance, September 30, 2008	7,753	$119,968,973	$(111,721,586)	$28,833,352	$37,080,739

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,858	$(13,396)
Cash distributions	-	-	(110)	-	(110)
Net Loss	-	-	-	(148)	(148)
Balance, September 30, 2008	1	$10,000	$(26,364)	$2,710	$(13,654)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(1,146,243)	$2,691,679
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Net gain on sale of investment in real estate property	-	(2,518,418)
Depreciation and amortization	777,557	792,652
Equity in net loss of investment	25,468	-
Net decrease (increase) in operating assets	(27,939)	149,119
Net increase in operating liabilities	122,944	226,535
Net cash provided by (used in) operating activites	(248,213)	1,341,567

Cash Flows From Investing Activities:
Net proceeds from sale of investments in real estate property	-	15,085,446
Investment in Sentinel Omaha, LLC	-	(37,200,000)
Decrease in cash held in escrow	-	24,112
Purchase of marketable securities	-	(19,999,226)
Proceeds from sale of marketable securities	-	32,998,424
Capital additions to real estate owned	(14,102)	(224,542)
Net cash used in investing activites	(14,102)	(9,315,786)

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(98,964)	(144,056)
Retirement of mortgage note payable	-	(9,427,012)
Proceeds from bank loan	-	22,000,000
Payment of deferred financing costs	-	(55,000)
Distributions paid to partners	(852,885)	(2,713,725)
Net cash provided by (used in) financing activities	(951,849)	9,660,207

Net increase (decrease) in cash and cash equivalents	(1,214,164)	1,685,988
Cash and cash equivalents at beginning of period	1,679,152	999,342

Cash and cash equivalents at end of period	$464,988	$2,685,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,475,719	$1,025,368

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2007.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2008, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2008 and December 31, 2007:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2008	12/31/2007

Industrial flex property	1	2002	60,345 sf	$5,186,608	$5,172,506
Warehouse distribution property	2	2005-06	596,605 sf	36,366,710	36,366,710

Total cost				41,553,318	41,539,216
Less: Accumulated depreciation				(2,730,624)	(2,000,624)

Total investments in real estate				$38,822,694	$39,538,592

(3) INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Registrant made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2008 and December 31, 2007.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2008	December 31, 2007

Investment in real estate, net	$482,900	$545,304
Other assets	19,720	24,609
Debt	(371,389)	(435,621)
Other liabilities	(8,117)	(11,093)
Member's equity	$123,114	$123,199

	(Unaudited)
Statement of Operations	September 30, 2008

Rent and other income	$41,178
Real estate operating expenses	(23,501)
Other income and expenses	(15,806)
Unrealized losses	(304)
Loss on sale of real estate properties	(1,652)

Net loss	$(85)

(4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2008	2007

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,844,212	6,943,176

Bank Loan:
Unsecured (c )	4.410%	October, 2008	n/a		22,000,000	22,000,000	22,000,000
						$38,844,212	$38,943,176

(a)         Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of
$22,000,000, that matures on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the loan at September 30, 2008 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota. See Note 6.

(5) DISTRIBUTIONS
On March 1, 2008, the Partnership made a cash distribution of $110 per unit to Unitholders of record as of December 31, 2007, which totaled $852,885 based on 7,754 units outstanding.

(6) SUBSEQUENT EVENT
On October 1, 2008, the holder of the unsecured bank loan has verbally extended the maturity of the loan on a month to month basis while continuing negotiations for a longer formal extension.  The Registrant is reviewing options to possible pay down a portion of the loan either by refinancing one or more of the real estate assets or a sale of one of the real estate assets.

ITEM 2.                                                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General

  The consolidated financial statements for the three and nine months ended September 30, 2008, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.  The consolidated financial statements for the three and nine months ended September 30, 2007 reflects a composition which also includes the same one industrial flex property and two warehouse distribution centers.  The composition for 2007 also includes Le Coeur du Monde Apartments which was sold on April 24, 2007 and the investment in Omaha but which was purchased in the second and third quarters of 2007 and had minimal operations during the first nine months of 2007.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2008 decreased approximately $222,000 to approximately $876,000 from approximately $1,098,000.  Income from continuing operations increased approximately $234,000 to approximately $219,000 for the three months ended September 30, 2008, as compared to an approximate loss of $15,000 for the three months ended September 30, 2007.  Income from discontinued operations for the three months ended September 30, 2008, decreased by approximately $12,000 to zero from an approximate income of $12,000 for the same period in 2007 due to the sale of Le Coeur du Monde Apartments.  Total expenses from continuing operations for the three months ended September 30, 2008, increased approximately $134,000 to approximately $1,247,000 from $1,113,000 for the three months ended September 30, 2007.

Total revenues from continuing operations for the nine months ended September 30, 2008 decreased approximately $677,000 to approximately $2,726,000 from approximately $3,403,000.  Income from continuing operations decreased approximately $1,360,000 to a loss of approximately $1,146,000 for the nine months ended September 30, 2008, as compared to an approximate income of $214,000 for the nine months ended September 30, 2007.  Income from discontinued operations for the nine months ended September 30, 2008, decreased by approximately $2,477,000 to zero from an approximate income of $2,477,000 for the same period in 2007 due to the sale of Le Coeur du Monde Apartments.  Total expenses from continuing operations for the nine months ended September 30, 2008, increased approximately $658,000 to approximately $3,847,000 from $3,189,000 for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

As of September 30, 2008, the Registrant had cash and cash equivalents of approximately $465,000. These balances are approximately $1,214,000 lower than cash and cash equivalents held on December 31, 2007. Distributions of approximately $853,000 were paid to unit holders of record as of December 31, 2007.  Operating activities further reduced cash and cash equivalents by approximately $262,000 during the nine months ended September 30, 2008 due to higher interest costs.  Other uses of cash during the period included principal payments of approximately $99,000.

Total outstanding debt at September 30, 2008, consisted of approximately $16,844,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility (see Note 4 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.  However, the real estate market is suffering through one of its worst debt crises.  Interest rates

8.
have increased and some borrowers are finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. Registrant’s unsecured credit facility matures October 1, 2008.   The holder of the unsecured debt has extended the maturity on a temporary basis and has entered into discussions with Registrant as to terms for extending the debt on a longer term basis.  There can be no assurance that the holder will offer such extension or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.

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

There was no material revenue or expenses for the three months ended September 30, 2008 and 2007, as a result of the sale on April 24, 2007.  Total revenues for the three months ended September 30, 2007 were approximately $0.  Net income for the three months, which consisted primarily of reconciling estimated expenses, was approximately $3,000.

There was no material revenue or expenses for the nine months ended September 30, 2008, as a result of the sale on April 24, 2007.  Total revenues for the nine months ended September 30, 2007 were approximately $584,000.  Net loss for the nine months, which includes deductions for interest expense, was approximately $52,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2008, decreased approximately $19,000 to approximately $202,000 from approximately $221,000 for the three months ended September 30, 2007.  Total revenues decreased as a result of lower rental income charged to the tenant in accordance with the terms of the tenant’s lease.  Net income, which includes deductions for depreciation, for the three months ended September 30, 2008 decreased approximately $30,000 to approximately $88,000 from $118,000 for the three months ended September 30, 2007.  The decrease in net income was due to lower rental income charged to the tenant coupled with higher real estate taxes and repairs costs.

Total revenues for the nine months ended September 30, 2008, decreased approximately $45,000 to approximately $569,000 from approximately $614,000 for the nine months ended September 30, 2007.  Total revenues decreased as a result of a one month rent abatement credited to the tenant in January and lower rental income charged to the tenant in accordance with the terms of the tenant’s lease.  Net income, which includes deductions for depreciation, for the nine months ended September 30, 2008 decreased approximately $51,000 to approximately $214,000 from $265,000 for the nine months ended September 30, 2007.  The decrease in net income for the nine month period was primarily due to a one month abatement credited to the tenant in January and lower rental income charged to the tenant in accordance with the terms of the tenant’s lease.  The decrease in net income was also due to higher real estate taxes and repairs cost.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2008, decreased approximately $86,000 to $320,000 from $406,000 for the three months ended September 30, 2007 due to a decrease in expense recovery from the tenant.  The tenant is charged semi-annually for real estate taxes.  The 2nd half charge for 2008 which was billed in September was reduced for a tax refund of approximately $22,000 due to a lower tax assessment received during the three months ended September 30, 2008.  Net income, which includes deductions for interest expense and depreciation, for the three months ended  September 30, 2008 decreased $17,000 to $28,000 as compared to $45,000 for the three months ended September 30, 2007 due to a decrease in expense recovery income and an increase in administrative expenses partially offset by a decrease in real estate operating expenses.  Expense recovery income and real estate tax expense were lower due to a refund of taxes received during the three months ended September 30, 2008.

Total revenues for the nine months ended September 30, 2008, decreased approximately $152,000 to $1,107,000 from $1,260,000 for the nine months ended September 30, 2008 due to a decrease in expense recovery from the tenant.  The tenant is charged semi-annually for real estate taxes.  The 2nd half charge for 2008 which was billed in September was reduced for a tax refund of approximately $22,000 due to a lower tax assessment received during the three months ended September 30, 2008.  Net income, which includes deductions for interest expense and depreciation, for the nine months ended September 30, 2008 decreased $84,000 to $85,000 as compared to $169,000 for the nine months ended September 30, 2007 due to a decrease in expense recovery and an increase in administrative expenses partially offset by a decrease in real estate operating expenses. Expense recovery income and real estate tax expense were lower due to a refund of taxes received during the three months ended September 30, 2008.

9.
175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended September 30, 2008, increased approximately $7,000 to approximately $342,000 from approximately $335,000 for the three months ended September 30, 2007 due to an increase in tenant base rent charged.  Net income, which includes deductions for depreciation and interest expense, for the three months ended September 30, 2008 increased approximately $16,000 to approximately $86,000 from $70,000 for the three months ended September 30, 2007 due primarily to an increase in base rent and a decrease in repairs costs.

        Total revenues for the nine months ended September 30, 2008, slightly increased approximately $5,000 to approximately $1,023,000 from approximately $1,018,000 for the nine months ended September 30, 2007.  Revenues increased due to higher rental income charged partially offset by lower expense recovery charged.  Net income, which includes deductions for depreciation and interest expense, for the nine months ended September 30, 2008 increased approximately $40,000 to approximately $240,000 from $200,000 for the nine months ended September 30, 2007 due primarily to a decrease in insurance and repairs costs and an increase in base rent partially offset by a decrease in expense recovery.  In addition, interest cost declined due to the lower mortgage balance as a result of monthly principal payments.

Investment in Sentinel Omaha, LLC

During the second and third quarters of 2007, the Registrant acquired a 30% interest in Omaha for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  Total revenues for the three months ended September 30, 2008 were approximately $13,599,000.  Income before deductions for depreciation, unrealized losses and realized losses was $187,000.  Major expenses included approximately $4,927,000 for interest expense, $1,784,000 for repairs and maintenance, $2,138,000 for payroll and $1,510,000 for real estate taxes. In addition, Omaha reported realized gains on sales of two apartment properties of approximately $1,099,000. The properties sold were located in Bristol, Tennessee and Tulsa, Oklahoma. In addition, Omaha reported unrealized gains of approximately $679,000.  For the three months ended September 30, 2008, the Registrant’s equity interest in the income of Omaha was approximately $590,000. During the three months ended September 30, 2007, there were minimal operating results for Omaha.

Total revenues for the nine months ended September 30, 2008 were approximately $41,178,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,871,000.  Major expenses included approximately $15,342,000 for interest expense, $4,577,000 for repairs and maintenance, $5,942,000 for payroll and $4,641,000 for real estate taxes.  Omaha reported realized losses on sales of five apartment properties of approximately $1,652,000.  The properties were located in Southfield, Michigan, Ann Arbor, Michigan, Newport News, Virginia, Bristol, Tennessee and Tulsa, Oklahoma.  In addition, Omaha reported unrealized losses of approximately $984,000.  For the nine months ended September 30, 2008, the Registrant’s equity interest in the loss of Omaha was approximately $25,000. During the nine months ended September 30, 2007, there were minimal ongoing operations of Omaha.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility. Based on the weighted average outstanding balance under the credit facility for the three and nine months ended September 30, 2008, a 1% change in the interest rate charged would impact the Registrant’s three and nine month net loss and cash flows by approximately $55,000 and $165,000, respectively.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the quarter ended September 30, 2008 that could significantly affect those controls subsequent to the date of evaluation.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 14, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 14, 2008	By:	/s/ John H. Zoeller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: November 14, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

I, John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: November 14, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: November 14, 2008	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: November 14, 2008	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer