Form 10-K/A
period 2007-12-31
SB PARTNERS
filed 2009-04-28
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

FORM 10-K/A.-AMENDED ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMENDMENT NUMBER 1. AS TO ITEMS 6, 7, 8, 14(a) (1) AND (2)
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended	December 31, 2007

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from ____________________ to ______________________

Commission file Number: 0-8952

SB Partners
(Exact name of registrant as specified in its charter)

New York	13-6294787

(State of other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Milford, Ct.	06460
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203)849-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
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
None

EXPLANATORY NOTE

This form 10-K/A is being filed by SB Partners (the “Registrant”) to amend its annual report on Form 10-K for the year ended December 31, 2007(the “Amended 2007 Form 10-K”), filed with the Securities and Exchange Commission on March 26, 2008 (the “2007 Form 10-K”).  This Amended 2007 Form 10-K is being filed to revise the following:

Registrant has a thirty percent interest in Sentinel Omaha, LLC, an affiliate of the Registrant’s general partner (“Omaha”). In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend  our 2007 financial statements.   The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.  The net affect of this change to the financial statements of Registrant for 2007 is as follows:

1)	On the Consolidated Balance Sheets a decrease in the Investment in Sentinel Omaha, LLC and of Total Partners Capital of $732,399.
2)	On the Consolidated Statement of Operations an increase in Equity in Net Loss of Investments of $732,399.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The properties owned by the Registrant as of December 31, 2007 are as follows:

		Description				Percent	Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2007	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
175 Ambassador Drive (c)	Naperville, IL	331,089	n/a	17.55	Dec 06	100%	100%	$6,943,176

Additional information regarding properties owned by the Registrant:

	2007	2006	2005	2004	2003	2002

Average Occupancy (d)

Holiday Park Apts.(e)	n/a	97.17%	93.50%	94.50%	94.50%	90.90%
Cypress Key Apts. (f)	n/a	n/a	98.20%	91.70%	89.70%	90.40%
Halton Place Apts. (g)	n/a	96.59%	92.70%	90.30%	84.50%	87.20%
Le Coeur du Monde Apts. (a)	93.90%	95.97%	95.50%	93.90%	86.70%	93.00%
Eagle Lake Business Center IV	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (b)	100.00%	100.00%	100.00%	n/a	n/a	n/a
175 Ambassador Drive (c)	100.00%	100.00%	n/a	n/a	n/a	n/a

Effective Annual Rent (d)

Holiday Park Apts. (e)(h)	n/a	$6,583	$5,796	$5,522	$5,261	$5,056
Cypress Key Apts. (f)(h)	n/a	n/a	$8,214	$7,656	$7,469	$7,706
Halton Place Apts. (g)(h)	n/a	$6,895	$6,288	$5,886	$5,685	$6,095
Le Coeur du Monde Apts. (a)(h)	$9,026	$9,577	$8,998	$8,799	$8,358	$9,164
Eagle Lake Business Center IV (i)	$14	$15	$14	$14	$14	$12
435 Park Court (b)(i)	$25	$22	$4	n/a	n/a	n/a
175 Ambassador Drive (c)(i)	$4	$4	n/a	n/a	n/a	n/a

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

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend  our 2007 financial statements. .  The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003	2002
	(In Thousands, Except Unit Data)
	(As Restated)

Income Statement Data:
Rental, Interest and Other Revenues	$4,393	$3,093	$1,236	$877	$875	$444
Operating Expenses, Less Depreciation
and Amortization	(3,764)	(2,648)	(1,676)	(1,466)	(1,484)	(1,387)
Depreciation and Amortization	(1,022)	(532)	(200)	(110)	(110)	(64)

Loss from Operations	(393)	(87)	(640)	(699)	(719)	(1,007)
Equity in Net (Loss) Income of Investments	(973)	(26)	3,342	(317)	(239)	(93)

(Loss) Income from Continuing Operations	(1,366)	(113)	2,702	(1,016)	(958)	(1,100)

Income (Loss) from Discontinued Operations	(42)	781	(1,403)	(314)	(570)	(1,063)
Gain on Sale of Investments in Real Estate	2,518	12,376	6,351	-	-	17,481

Net Income (Loss)	$1,110	$13,044	$7,650	$(1,330)	$(1,528)	$15,318

Income (Loss) from Continuing Operations
per Unit of Partnership Interest:	$(176)	$(15)	$349	$(131)	$(124)	$(142)

Distributions paid per Unit of Partnership Interest	$350	$350	$40	$40	$500	$100

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$39,539	$40,143	$19,658	$4,480	$4,588	$4,690
Real Estate Assets Held for Sale	$-	$12,527	$27,387	$47,855	$48,649	$49,481
Total Assets	$77,615	$67,013	$55,341	$56,310	$57,811	$60,508
Mortgage Notes and Unsecured Loan Payable	$38,943	$17,085	$10,000	$-	$-	$-
Other Liabilities in Discontinued Operations	$-	$9,639	$15,404	$33,453	$33,769	$30,770

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

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the year 2007, the Registrant’s interest in the net loss of Omaha was $972,787.

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend  our 2007 financial statements.   The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.

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

Total outstanding debt at December 31, 2007 consisted of approximately $16,943,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility  (see Note 10 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

The Chicago industrial market reported a net absorption of industrial space of nearly 14.1 million square feet at the end of the fourth quarter in 2007 according to market research prepared by Cushman & Wakefield.   The 2007 vacancy rate for the Chicago industrial market as of December 31, 2007 was reported to be 8.7%.  Lease rates increased to $4.65 per square foot for all industrial.  The Chicago regional labor market increased to an unemployment rate of 5.4% which is higher than the national average of 4.7%.

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

Total revenues were approximately $17,105,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,189,614.  Major expenses included $7,868,000 of interest expense, $1,775,000 for repairs and maintenance, $1,691,000 for payroll and $1,626,000 for real estate taxes.   For the year 2007, the Registrant’s interest in the loss of Omaha was $973,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, as restated, together with the Independent Auditors’ Report thereon, are contained herein on pages 27 through 42 of this Annual Report on Form 10-K.  Supplementary financial information required by this item,is contained herein on pages 43 through 44 of this report.

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

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha, an affiliate of the Registrant’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the year 2007, the Registrant’s equity interest in the net loss of Omaha was $972,787.

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

Reference is made to Items 10 and 11, and Notes 4, 7, 9 and 13 in the consolidated financial statements.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT
      SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial statements - The Registrant's 2007 Annual Audited Consolidated Financial Statements, as restated, are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: April 28, 2009	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: April 28, 2009	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	April 28, 2009
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	April 28, 2009
John H. Zoeller

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: April 28, 2009	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: April 28, 2009	By:	Principal Financing & Accounting Officer
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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: April 28, 2009	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H.Zoeller, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: April 28, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS (AS RESTATED) AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Reports of Independent Registered Public Accounting Firm	27 – 28

Consolidated Balance Sheets as of December 31, 2007 (As Restated) and 2006	29

Consolidated Statements of Operations for the years ended December 31, 2007, (As Restated) 2006 and 2005	30

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2007(As Restated), 2006 and 2005	31

Consolidated Statements of Cash Flows for the years ended December 31, 2007(As Restated), 2006 and 2005	32

Notes to Consolidated Financial Statements(As Restated)	33 – 41

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2007	42-43

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

As described in Note 9 to the consolidated financial statements, in 2007 the Partnership early adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, with respect to its investment in Sentinel Omaha, LLC.

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

Shelton, Connecticut
March 17, 2008, except for Note 3, as to which the
date is April 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SB Partners:

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated statements of operations, changes in partners' capital and cash flows of SB Partners and subsidiaries (collectively, the “Partnership”) for the year ended December 31, 2005  (the consolidated statements of operations for the years ended December 31, 2005  before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such 2005 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the results of their operations and their cash flows for SB Partners and subsidiaries  for the year ended December 31, 2005,  in conformity with accounting principles generally accepted in the United States of America.

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
	(As Restated)

Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,090,344
Less - accumulated depreciation	(2,000,624)	(1,012,808)
	39,538,592	40,142,536

Real estate held for sale	-	12,527,027
Investment in Sentinel Omaha, LLC	36,227,213	-
	75,765,805	52,669,563

Other Assets -
Cash and cash equivalents	1,679,152	999,342
Marketable securities	-	12,999,198
Other	169,871	210,430
Other assets in discontinued operations	-	134,728

Total assets	$77,614,828	$67,013,261

Liabilities:
Mortgage notes and unsecured loan payable	$38,943,176	$17,084,552
Accounts payable and accrued expenses	238,821	237,500
Tenant security deposits	99,017	92,221
Deferred revenue	-	23,314
Other liabilities in discontinued operations
including mortgage notes payable of
$9,477,741 in 2006	-	9,638,501

Total liabilities	39,281,014	27,076,088

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	38,347,305	39,950,457
General partner - 1 unit	(13,491)	(13,284)

Total partners' capital	38,333,814	39,937,173

Total liabilities and partners' capital	$77,614,828	$67,013,261

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(As Restated)
Revenues:
Base rental income	$2,946,866	$1,938,947	$853,240
Other rental income	947,417	657,533	295,492
Interest on short-term investments and other	498,599	496,654	87,156

Total revenues	4,392,882	3,093,134	1,235,888

Expenses:
Real estate operating expenses	722,016	525,832	427,582
Interest on mortgage notes and unsecured loan payable	1,505,580	696,768	96,667
Depreciation and amortization	1,022,074	531,708	199,866
Real estate taxes	626,286	521,292	170,759
Management fees	734,094	709,655	687,210
Other	176,466	194,738	293,750

Total expenses	4,786,516	3,179,993	1,875,834

Loss from operations	(393,634)	(86,859)	(639,946)

Equity in net (loss) income of investments	(972,787)	(26,133)	3,342,104

(Loss) income from continuing operations	(1,366,421)	(112,992)	2,702,158

(Loss) income from discontinued operations	(41,631)	781,439	(1,403,033)

Net gain on sale of investment in real estate property	2,518,418	12,375,850	6,350,771

Net income	1,110,366	13,044,297	7,649,896

Income allocated to general partner	143	1,682	987

Income allocated to limited partners	$1,110,223	$13,042,615	$7,648,909

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(176.24)	$(14.57)	$348.53

Discontinued operations (including gain on sale)	$319.46	$1,697.06	$638.17

Net income	$143.22	$1,682.49	$986.70
Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2007, 2006, and 2005

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2005	7,753	119,968,973	(105,131,961)	7,445,396	22,282,408
Cash distributions	-	-	(310,100)	-	(310,100)
Net income for the year	-	-	-	7,648,909	7,648,909
Balance, December 31, 2005	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year	-	-	-	13,042,615	13,042,615
Balance, December 31, 2006	7,753	119,968,973	(108,155,436)	28,136,920	39,950,457
Cash distributions	-	-	(2,713,375)		(2,713,375)
Net income for the year (as restated)	-	-	-	1,110,223	1,110,223
Balance, December 31, 2007	7,753	$119,968,973	$(110,868,811)	$29,247,143	$38,347,305

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2005	1	10,000	(25,514)	(49)	(15,563)
Cash distributions	-	-	(40)	-	(40)
Net income for the year	-	-	-	987	987
Balance, December 31, 2005	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	1,682	1,682
Balance, December 31, 2006	1	10,000	(25,904)	2,620	(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income for the year (as restated)	-	-	-	143	143
Balance, December 31, 2007	1	$10,000	$(26,254)	$2,763	$(13,491)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(As Restated)
Cash Flows From Operating Activities:
Net income	$1,110,366	$13,044,297	$7,649,896
Adjustments to reconcile net income to net cash
from operating activities:
Net gain on sale of investment in real estate property	(2,518,418)	(12,375,850)	(6,350,771)
Equity in net loss (income) of investment and joint venture	972,787	26,133	(3,342,104)
Depreciation and amortization	1,056,132	761,559	1,281,137
Distributions received from joint venture	-	686,667	2,103,330
Net (decrease) increase in deferred revenue	(23,314)	23,314	-
Net (increase) decrease in operating assets	139,509	(117,956)	49,891
Net decrease in operating liabilities	(152,643)	(216,851)	(307,416)

Net cash provided by operating activites	584,419	1,831,313	1,083,963

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	15,085,446	27,448,306	26,581,743
Return of capital from investment in joint venture	-	-	3,714,563
Investment in Sentinel Omaha, LLC	(37,200,000)
Acquisition of real estate property		(13,823,943)	(15,312,160)
Decrease in cash held in escrow	24,112	239,371	307,205
Additional investment in joint venture	-	-	(375,000)
Purchase of marketable securities	(19,999,226)	(12,999,198)
Proceeds from sale of marketable securities	32,998,424
Capital additions to real estate owned	(423,873)	(492,362)	(733,297)

Net cash (used in) provided by investing activites	(9,515,117)	372,174	14,183,054

Cash Flows From Financing Activities:
Proceeds of bank loan	22,000,000	-	2,200,000
Repayments of mortgage notes payable	(9,427,012)	(3,383,118)	(15,859,050)
Principal payments on mortgage notes payable	(192,105)	(189,278)	(242,212)
Proceeds of mortgage note payable		-	10,000,000
Repayments of borrowings under revolving credit facility		(2,000,000)	(4,100,000)
Payment of deferred financing cost	(56,650)
Distributions paid to partners	(2,713,725)	(2,713,725)	(310,140)

Net cash provided by (used in) financing activities	9,610,508	(8,286,121)	(8,311,402)

Net change in cash and cash equivalents	679,810	(6,082,634)	6,955,615

Cash and cash equivalents at beginning of year	999,342	7,081,976	126,361

Cash and cash equivalents at end of year	$1,679,152	$999,342	$7,081,976

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,812,747	$1,616,635	$2,917,951

Mortgage assumed in connection with acquisition of real
estate property	$-	$7,107,319	$-

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
(h)
The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value.   Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.  (see Note 9)

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

(3) ADJUSTMENT TO PRIOR PERIOD

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend  our 2007 financial statements. The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.  The net effect of this change to the financial statements of the Partnership  for 2007 is as follows:

1)	On the Consolidated Balance Sheets a decrease in the Investment in Sentinel Omaha, LLC and of Total Partners Capital of $732,399.
2)	On the Consolidated Statement of Operations an increase in Equity in Net Loss of Investments of $732,399.

(4) INVESTMENT MANAGEMENT AGREEMENT

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

(5) INVESTMENTS IN REAL ESTATE
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

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/07	12/31/06

Industrial flex property	1	2002	60,345 sf	$5,172,506	$4,901,089

Warehouse distribution properties	2	2005-06	596,605 sf	36,366,710	36,254,255

Total cost				41,539,216	41,155,344

Less: Accumulated depreciation				(2,000,624)	(1,012,808)

				39,538,592	40,142,536

Real estate held for sale	(a)	1999	192 Apts	-	12,527,027

Net book value				$39,538,592	$52,669,563

(a) At December 31, 2006, real estate held for sale includes Le Coeur Du Monde.

(6) REAL ESTATE HELD FOR SALE

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

(7) REAL ESTATE TRANSACTIONS
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

On October 5, 2005, the Partnership purchased 435 Park Court, a 265,516 square foot commercial property located in Lino Lakes, Minnesota, for $15,150,000 in an all cash transaction.  In connection with the acquisition, the partnership obtained a mortgage of $10,000,000, secured by the property (see note 10).

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

On November 28, 2006, the Partnership purchased 175 Ambassador Drive, a 331,089 square foot commercial property located in Naperville, Illinois, for $20,800,00. In connection with the acquisition, the partnership assumed a first mortgage note, secured by the property, with a balance of $7,107,319 (see note 10).

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

(8) MARKETABLE SECURITIES
On December 29, 2006 the Partnership purchased General Electric corporate paper for $12,999,198 with a face value of $13,186,000 that matures on April 9, 2007.  The discount was to be accreted over the life of the security.  The carrying value at December 31, 2006 approximated fair value.  The corporate paper was sold in 2007.

(9) INVESTMENTS

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

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend our 2007 financial statements.  See Footnote 3 of the Financial Statements.

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

	(Unaudited)	(Unaudited)
Balance Sheet	2007	2006

Investment in real estate, net	$0	$0
Other assets	0	12
Other liabilities	0	(12)
Venturer's capital	$0	$0

	(Unaudited)	(Unaudited)	(Audited)
Statement of Operations	2007	2006	2005

Rent and other income	$0	$36	$2,381
Real estate operating expenses,
before depreciation and amortization	0	(78)	(4,662)
Depreciation and amortization	0	0	(147)
Gain on sale	0	0	7,700

Net income (loss)	$0	($42)	$5,272

(10) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2007	2006

Lino Lakes (a)	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Ambassador Drive (b)	5.880%	October, 2010	554,178	6,508,785	6,943,176	7,084,552
					16,943,176	17,084,552

Bank Loan:
Unsecured (c )					22,000,000	0

Mortgage notes payable in discontinued operations:

Le Coeur du Monde (d)	7.805%	October, 2009	890,447	9,075,763	0	9,477,741

					$38,943,176	$26,562,293

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

(d)	See note (4)

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2008	$22,137,085
2009	158,198
2010	6,647,893
2011	-
2012	-
Thereafter	10,000,000

Total	$38,943,176

(11) QUARTERLY FINANCIAL INFORMATION – UNAUDITED

			Income (Loss) from
		Income (Loss) from	Operations
Year ended December 31, 2007	Revenues	Operations	Per Unit

First Quarter	$1,071,281	$72,662	$9.37
Second Quarter	1,233,297	156,204	20.15
Third Quarter	1,098,189	(14,677)	(1.89)
Fourth Quarter	990,115	(607,823)	(78.39)

Year ended December 31, 2006

First Quarter	$682,826	$(90,923)	$(11.73)
Second Quarter	740,647	28,345	3.66
Third Quarter	830,600	164,141	21.17
Fourth Quarter	839,061	(188,422)	(24.30)

(12) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
    A reconciliation of net income (loss) for financial reporting purposes to net income (loss0 for Federal income tax purposes is as follows:

	For the Years Ended December 31,
	2007	2006	2005

Net income (loss) for financial reporting purposes	$1,842,765	$13,044,297	$7,649,896

Adjustment to net gain on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	654,693	393,157	99,653

Difference between tax and financial statement equity in net
loss of joint venture	(575,735)	(519)	983,634

Difference between tax and financial statement depreciation	(395,676)	(892,510)	(315,412)

Net income (loss) for Federal income tax reporting purposes	$1,526,047	$12,544,425	$8,417,771

Net ordinary loss for Federal income tax reporting purposes:	$(1,637,867)	$(224,582)	$(4,467,687)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes:	3,173,110	12,769,007	12,885,458
Short-term capital gain	(9,200)	-	-

	$1,526,043	$12,544,425	$8,417,771

Weighted average number of units of limted partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2007 and 2006, the tax bases of the Partnership's assets and liabilities were approximately $79,531,681 and $68,514,434 of assets, and $39,281,013 and $27,076,087 of liabilities, respectively.

(13) MANAGEMENT SERVICES

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

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
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

(15) COMMITMENTS AND CONTINGENCIES

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

(16) SUBSEQUENT EVENT
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