Form 10-Q/A
period 2008-03-31
SB PARTNERS
filed 2009-05-04
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A. – AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

AMENDMENT 1
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Box 11, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
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

Not Applicable

EXPLANATORY NOTE

This form 10-Q/A is being filed by SB Partners (the “Registrant”) to amend its quarterly report on Form 10-Q for the period ended March 31, 2008 (the “Amended March 31, 2008 Form 10-Q”), filed with the Securities and Exchange Commission on May 7, 2008 (the “March 31, 2008 Form 10-Q”).  This Amended March 31, 2008 Form 10-Q is being filed to revise the following:

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

The net affect of this change to the financial statements of Registrant for the period ended March 31, 2008 is as follows:

1)	On the Consolidated Balance Sheets a decrease in the Investment in Sentinel Omaha, LLC and of Total Partners Capital of $732,399.
2)
The described change to the Omaha financial statements had no affect on Registrant’s Consolidated Statements of Operations for 2008 as the affect was reported on Registrant’s Consolidated Statements of Operations for 2007.  Refer to the Annual Report on Form 10–K, as amended for the year ended December 31, 2007.

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited) (As Restated)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the three months ended March 31, 2008 (As Restated)
		3
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited) (As Restated)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

	Quantitative and Qualitative Disclosures about Market Risk	9

	Controls and Procedures	9

Part II	Other Information	9

	Signatures	10

	Exhibit 31	11 – 12

	Exhibit 32	13

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(As Restated)
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,474,216
Less - accumulated depreciation	(2,243,917)	(2,000,624)
	39,295,299	39,538,592

Investment in Sentinel Omaha, LLC	34,641,122	36,227,213
	73,936,421	75,765,805

Other Assets -
Cash and cash equivalents	731,427	1,679,152
Other	292,942	169,871

Total assets	$74,960,790	$77,614,828

Liabilities:
Mortgage notes and unsecured loan payable	$38,906,517	$38,943,176
Accounts payable and accrued expenses	464,166	238,821
Tenant security deposits	99,015	99,017

Total liabilities	39,469,698	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	35,504,950	38,347,305
General partner - 1 unit	(13,858)	(13,491)

Total partners' capital	35,491,092	38,333,814

Total liabilities and partners' capital	$74,960,790	$77,614,828

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

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2008 (Unaudited)

(As Restated)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,247,143	$38,347,305
Cash distributions	-	-	(852,775)	-	(852,775)
Net income (loss)	-	-	-	(1,989,580)	(1,989,580)
Balance, March 31, 2008	7,753	$119,968,973	$(111,721,586)	$27,257,563	$35,504,950

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,763	$(13,491)
Cash distributions	-	-	(110)	-	(110)
Net income (loss)	-	-	-	(257)	(257)
Balance, March 31, 2008	1	$10,000	$(26,364)	$2,506	$(13,858)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(1,989,837)	$125,092
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization	253,003	247,425
Equity in net loss of investment	1,586,091	-
Accrued interest on marketable securities	-	(133,912)
Net (increase ) decrease in operating assets	(132,781)	35,259
Net increase in operating liabilities	225,343	35,275
Net cash (used in) provided by operating activites	(58,181)	309,139

Cash Flows From Investing Activities:
(Increase) decrease in cash held in escrow	-	(44,051)
Proceeds from sale of marketable securities	-	2,957,500
Deposit on future sale of real estate investment	-	500,000
Capital additions to real estate owned	-	(200,755)
Net cash provided by investing activites	-	3,212,694

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(36,659)	(72,494)
Distributions paid to partners	(852,885)	(2,713,725)
Net cash used in financing activities	(889,544)	(2,786,219)

Net increase (decrease) in cash and cash equivalents	(947,725)	735,614
Cash and cash equivalents at beginning of period	1,679,152	999,342

Cash and cash equivalents at end of period	$731,427	$1,734,956

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$560,000	$433,663

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

The consolidated financial statements included herein are unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership’s latest annual report on Form 10-K, as amended.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K, as amended for the year ended December 31, 2007.

(2) ADJUSTMENTS TO PRIOR PERIODS In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend our 2007 financial statements.   The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.  The net affect of this change to the financial statements of Registrant for 2007 is as follows:

1)	On the Consolidated Balance Sheets a decrease in the Investment in Sentinel Omaha, LLC and of Total Partners Capital of $732,399.
2)	On the Consolidated Statement of Operations an increase in Equity in Net Loss of Investments of $732,399.

The net affect of this change to the financial statements of Registrant for the period ended March 31, 2008 is as follows:

1)  On the Consolidated Balance Sheets a decrease in the Investment in Sentinel Omaha, LLC and of Total Partners Capital of $732,399.
2)  The described change to the Omaha financial statements had no affect on Registrant’s Consolidated Statements of Operations for 2008 as the affect was reported on Registrant’s Consolidated Statements of Operations for 2007.

(3) INVESTMENTS IN REAL ESTATE

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

(4) INVESTMENT IN SENTINEL OMAHA, LLC
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

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend our 2007 financial statements.  See Footnote 2 of the Financial Statements.

(5)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
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

(6) DISTRIBUTIONS
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

This report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(E) of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties as further described in the Registrant’s latest annual report on Form 10-K, as amended.  Actual results may differ materially from those contemplated by the forward looking statements.

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no significant changes to such policies in 2008. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

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

Total outstanding debt at March 31, 2008, consisted of approximately $16,907,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility  (see Note 5 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 4, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 4, 2009	By:	/s/ John H. Zoeller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 4, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 4, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 4, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 4, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer