Form 10-Q/A
period 2008-06-30
SB PARTNERS
filed 2009-05-04
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A. – AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

AMENDMENT 1

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Box 11, Milford CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

EXPLANATORY NOTE

This form 10-Q/A is being filed by SB Partners (the “Registrant”) to amend its quarterly report on Form 10-Q for the period ended June 30, 2008 (the “Amended June 30, 2008 Form 10-Q”), filed with the Securities and Exchange Commission on August 13, 2008 (the “June 30, 2008 Form 10-Q”).  This Amended June 30, 2008 Form 10-Q is being filed to revise the following:

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

The net affect of this change to the financial statements of Registrant for the period ended June 30, 2008 is as follows:

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

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited) (As Restated)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the six months ended June 30, 2008 (As Restated)	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited) (As Restated)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 9

	Quantitative and Qualitative Disclosures about Market Risk	10

	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 – 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(As Restated)
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,474,216	37,474,216
Less - accumulated depreciation	(2,487,215)	(2,000,624)
	39,052,001	39,538,592

Investment in Sentinel Omaha, LLC	35,611,932	36,227,213
	74,663,933	75,765,805

Other Assets -
Cash and cash equivalents	481,210	1,679,152
Other	91,245	169,871

Total assets	$75,236,388	$77,614,828

Liabilities:
Mortgage notes and unsecured loan payable	$38,869,317	$38,943,176
Accounts payable and accrued expenses	152,182	238,821
Tenant security deposits	99,017	99,017

Total liabilities	39,120,516	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	36,129,649	38,347,305
General partner - 1 unit	(13,777)	(13,491)

Total partners' capital	36,115,872	38,333,814

Total liabilities and partners' capital	$75,236,388	$77,614,828

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

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2008 (Unaudited)

(As Restated)
Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,247,143	$38,347,305
Cash distributions	-	-	(852,775)	-	(852,775)
Net income (loss)	-	-	-	(1,364,881)	(1,364,881)
Balance, June 30, 2008	7,753	$119,968,973	$(111,721,586)	$27,882,262	$36,129,649

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,763	$(13,491)
Cash distributions	-	-	(110)	-	(110)
Net income (loss)	-	-	-	(176)	(176)
Balance, June 30, 2008	1	$10,000	$(26,364)	$2,587	$(13,777)

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

The net affect of this change to the financial statements of Registrant for the period ended June 30, 2008 is as follows:

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K, as amended for the year ended December 31, 2007. There were no significant changes to such policies in 2008. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

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