Form 10-Q/A
period 2008-09-30
SB PARTNERS
filed 2009-05-06
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A. – AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
AMENDMENT 1

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue Suite 207, Box 11, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

EXPLANATORY NOTE

This form 10-Q/A is being filed by SB Partners (the “Registrant”) to amend its quarterly report on Form 10-Q for the period ended September 30, 2008 (the “Amended September 30, 2008 Form 10-Q”), filed with the Securities and Exchange Commission on November 13, 2008 (the “September 30, 2008 Form 10-Q”).  This Amended September 30, 2008 Form 10-Q is being filed to revise the following:

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

The net affect of this change to the financial statements of Registrant for the period ended September 30, 2008 is as follows:

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

SB PARTNERS

INDEX

Part I	Financial Information

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited) (Restated)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the nine months ended September 30, 2008 (Restated)	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited) (Restated)	5 – 6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 9

	Quantitative and Qualitative Disclosures about Market Risk	10

	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 – 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(As Restated)
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,488,318	37,474,216
Less - accumulated depreciation	(2,730,624)	(2,000,624)
	38,822,694	39,538,592

Investment in Sentinel Omaha, LLC	36,201,745	36,227,213
	75,024,439	75,765,805

Other Assets -
Cash and cash equivalents	464,988	1,679,152
Other	150,253	169,871

Total assets	$75,639,680	$77,614,828

Liabilities:
Mortgage notes and unsecured loan payable	$38,844,212	$38,943,176
Accounts payable and accrued expenses	361,765	238,821
Tenant security deposits	99,017	99,017

Total liabilities	39,304,994	39,281,014

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	36,348,435	38,347,305
General partner - 1 unit	(13,749)	(13,491)

Total partners' capital	36,334,686	38,333,814

Total liabilities and partners' capital	$75,639,680	$77,614,828

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

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2008 (Unaudited)

(As Restated)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	7,753	$119,968,973	$(110,868,811)	$29,247,143	$38,347,305
Cash distributions	-	-	(852,775)	-	(852,775)
Net Loss	-	-	-	(1,146,095)	(1,146,095)
Balance, September 30, 2008	7,753	$119,968,973	$(111,721,586)	$28,101,048	$36,348,435

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2008	1	$10,000	$(26,254)	$2,763	$(13,491)
Cash distributions	-	-	(110)	-	(110)
Net Loss	-	-	-	(148)	(148)
Balance, September 30, 2008	1	$10,000	$(26,364)	$2,615	$(13,749)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$ (1,146,243)	$ 2,691,679
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Net gain on sale of investment in real estate property	-	(2,518,418)
Depreciation and amortization	777,557	792,652
Equity in net loss of investment	25,468	-
Net decrease (increase) in operating assets	(27,939)	149,119
Net increase in operating liabilities	122,944	226,535
Net cash provided by (used in) operating activites	(248,213)	1,341,567

Cash Flows From Investing Activities:
Net proceeds from sale of investments in real estate property	-	15,085,446
Investment in Sentinel Omaha, LLC	-	(37,200,000)
Decrease in cash held in escrow	-	24,112
Purchase of marketable securities	-	(19,999,226)
Proceeds from sale of marketable securities	-	32,998,424
Capital additions to real estate owned	(14,102)	(224,542)
Net cash used in investing activites	(14,102)	(9,315,786)

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(98,964)	(144,056)
Retirement of mortgage note payable	-	(9,427,012)
Proceeds from bank loan	-	22,000,000
Payment of deferred financing costs	-	(55,000)
Distributions paid to partners	(852,885)	(2,713,725)
Net cash provided by (used in) financing activities	(951,849)	9,660,207

Net increase (decrease) in cash and cash equivalents	(1,214,164)	1,685,988
Cash and cash equivalents at beginning of period	1,679,152	999,342

Cash and cash equivalents at end of period	$ 464,988	$ 2,685,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 1,475,719	$ 1,025,368

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

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K, as amended, for the year ended December 31, 2007.

 (2) ADJUSTMENTS TO PRIOR YEARS
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

The net affect of this change to the financial statements of Registrant for the period ended September 30, 2008 is as follows:

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
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of
$22,000,000, that matures on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the loan at September 30, 2008 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota. See Note 7.

(6) DISTRIBUTIONS
On March 1, 2008, the Partnership made a cash distribution of $110 per unit to Unitholders of record as of December 31, 2007, which totaled $852,885 based on 7,754 units outstanding.

(7) SUBSEQUENT EVENT
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

Total revenues for the nine months ended September 30, 2008, decreased approximately $152,000 to $1,107,000 from $1,260,000 for the nine months ended September 30, 2008 due to a decrease in expense recovery from the tenant.  The tenant is charged semi-annually for real estate taxes.  The 2nd half charge for 2008 which was billed in September was reduced for a tax refund of approximately $22,000 due to a lower tax assessment received during the three months ended September 30, 2008.  Net income, which includes deductions for interest expense and depreciation, for the nine months ended September 30, 2008 decreased $84,000 to $85,000 as compared to $169,000 for the nine months ended September 30, 2007 due to a decrease in expense recovery and an increase in administrative expenses partially offset by

9.
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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 6, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 6, 2009	By:	/s/ John H. Zoeller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 6, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

I, John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: May 6, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 6, 2009	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 6, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer