Form 10-K
period 2008-12-31
SB PARTNERS
filed 2009-06-15
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended	December 31, 2008

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from ____________________ to ______________________

Commission file Number: 0-8952

SB Partners
(Exact name of registrant as specified in its charter)

New York	13-6294787

(State of other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Box 11, Milford, Ct.	06460
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 283-9593

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2008, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and warehouse distribution properties in Lino Lakes, Minnesota and Naperville, Illinois.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC, an affiliate of the Registrant’s general partner (“Omaha”).

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

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December, 31, 2008.  However, Omaha invests primarily in the multifamily market.  The multifamily market has suffered from the effects of the national debt crisis which worsened during the second half of the year.  Potential buyers for multifamily properties are struggling with wider spreads on lending rates, lower loan to value ratio requirements and far stricter credit terms. Even quality borrowers, like the Registrant, have limited financing available. This has lead to an increase in capitalization rates which has pushed values down.  Further, the slowing national economy has led to higher unemployment and stagnant economic growth in most markets in which Omaha owns properties which had a negative effect on rental apartment operations during the latter half of 2008 and is anticipated to continue in 2009.  This all resulted in a significant write-down by Omaha of the value of the real estate owned.  In addition, due to Omaha’s inability to replace, extend or refinance its unsecured credit facility that matures on May 31, 2009, it raised substantial doubt as to Omaha’s ability to continue as a going concern. However, economic and demographic trends support a positive long-term outlook for multifamily properties beyond 2009.

The industrial market has also suffered from the effects of the debt crisis and the slowing economy.  The primary drivers of demand for industrial space were uniformly negative by the end of 2008.  Retail sales declined causing businesses to close or contract which lead to the manufacturing sector reducing expansion plans and distribution capacity.  Deliveries of new space surged to 175 million square feet pushing absorption down to 55 million square feet.  During 2008, the vacancy rate increased from 7.7 percent to 8.8 percent. The weakening economy suggests that the amount of new construction peaked in 2008 but leasing market fundamentals are set to deteriorate in 2009 as the broader economy struggles to gain traction, especially in the first half of the year.  We also expect fewer sales transactions and an upward pressure on cap rates in 2009.

Occupancy for the industrial flex and warehouse distribution portfolio owned by the registrant remained at 100% during 2008.

(Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Registrant did not make any direct changes to the portfolio during 2008.  However, Omaha sold 5 multifamily properties and did not acquire any new properties.  During 2007, the Registrant sold the Le Coeur Du Monde Apartments in St. Louis, Missouri and the Registrant acquired a thirty percent interest in Omaha.  As of December 31, 2008, Omaha consists of 26 wholly owned multifamily residential properties and a wholly owned commercial property.

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

General

The Registrant's investments generally consist of investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex, warehouse distribution spaces or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant.  If the Registrant were unable to promptly renew or re-let the leases of a significant number of tenants, or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Debt Servicing and Financing

The real estate market is suffering through one of its worst debt crises.  Interest rates have increased and some borrowers are finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unit holders.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition and its ability to pay distributions to Unit holders.  Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

Registrant’s unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009 and has entered into discussions with Registrant as to terms for extending the debt on a longer term basis.  There can be no assurance that the holder will offer such extension or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, it raises substantial doubt as to our ability to continue as a going concern.

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

Competition

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its properties will depend upon its ability to maintain its properties and their attractiveness to tenants, new property developments, local conditions, and changing demographic trends.  All of the Registrant's properties are located in developed areas that include other, similar properties.  The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease industrial flex or warehouse distribution space at its properties and on the rents charged at such properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2008 are as follows:

		Description				Percent	Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2008	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
175 Ambassador Drive (c)	Naperville, IL	331,089	n/a	17.55	Nov 06	100%	100%	$6,806,091

Additional information regarding properties owned by the Registrant:

	2008	2007	2006	2005	2004

Average Occupancy (e)

Holiday Park Apts.(f)	n/a	n/a	97.17%	93.50%	94.50%
Cypress Key Apts. (g)	n/a	n/a	n/a	98.20%	91.70%
Halton Place Apts. (h)	n/a	n/a	96.59%	92.70%	90.30%
Le Coeur du Monde Apts. (b)	n/a	93.90%	95.97%	95.50%	93.90%
Eagle Lake Business Center IV (a)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)	100.00%	100.00%	100.00%	100.00%	n/a
175 Ambassador Drive (d)	100.00%	100.00%	100.00%	n/a	n/a

Effective Annual Rent (e)

Holiday Park Apts. (f)(i)	n/a	n/a	$ 6,583	$ 5,796	$ 5,522
Cypress Key Apts. (g)(i)	n/a	n/a	n/a	$ 8,214	$ 7,656
Halton Place Apts. (h)(i)	n/a	n/a	$ 6,895	$ 6,288	$ 5,886
Le Coeur du Monde Apts. (b)(i)	n/a	$ 9,026	$ 9,577	$ 8,998	$ 8,799
Eagle Lake Business Center IV (j)	$ 13	$ 14	$ 15	$ 14	$ 14
435 Park Court (c)(j)	$ 24	$ 25	$ 22	$ 4	n/a
175 Ambassador Drive (d)(j)	$ 4	$ 4	$ 4	n/a	n/a

(a) Property has been designated as held for sale as of December 18, 2008.
(b) Property was sold on April 24, 2007.
(c) Property was purchased on October 5, 2005.
(d) Property was purchased on November 28, 2006
(e) For period of ownership.
(f) Property was sold on May 2, 2006.
(g) Property was sold on March 28, 2005.
(h) Property was sold on December 20, 2006.
(i) Per apartment unit.  Gross potential rent, less concessions and vacancies, divided by the total number of units at the property. Annualized for periods of ownership of less than one year.
(j) Per square foot. Base rent plus escalations, divided by the total number of square feet at the property. Annualized for periods of ownership of less than one year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2008 was 2,794.

On August 21,2008, MacKenzie Patterson Fuller, LP and certain of its affiliated funds initiated an unsolicited tender offer to buy up to 1,500 units of limited partnership interests at a price of $700 per Unit.  In a letter to Unitholders dated September 5, 2008, the general partner recommended that Unitholders reject the offer.

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

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption of Financial Accounting Standards No. 159 in 2007, required Registrant to amend our 2007 financial statements.  The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha. See Note 3 to the consolidated financial statements.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
		(In Thousands, Except Unit Data)
		(As Restated)
Income Statement Data:
Rental, Interest and Other Revenues	$2,891	$3,558	$2,216	$368	$9
Operating Expenses, Less Depreciation
and Amortization	(3,847)	(3,454)	(2,358)	(1,393)	(1,188)
Depreciation and Amortization	(903)	(872)	(400)	(89)	-

Loss from Operations	(1,859)	(768)	(542)	(1,114)	(1,179)
Equity in Net (Loss) Income of Investments	(13,370)	(973)	(26)	3,342	(317)

(Loss) Income from Continuing Operations	(15,229)	(1,741)	(568)	2,228	(1,496)

Income (Loss) from Discontinued Operations	312	333	1,236	(929)	166
Gain on Sale of Investments in Real Estate	-	2,518	12,376	6,351	-

Net Income (Loss)	$(14,917)	$1,110	$13,044	$7,650	$(1,330)

Income (Loss) from Continuing Operations
per Unit of Partnership Interest:	$(1,964)	$(225)	$(73)	$288	$(193)

Distributions paid per Unit of Partnership Interest	$110	$350	$350	$40	$40

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$34,200	$35,041	$35,768	$15,224	$-
Real Estate Assets Held for Sale	$4,379	$4,498	$16,902	$31,821	$52,335
Total Assets	$62,064	$77,609	$67,013	$55,341	$56,310
Mortgage Notes and Unsecured Loan Payable	$38,806	$38,943	$17,085	$10,000	$-
Other Liabilities in Discontinued Operations	$111	$67	$9,710	$15,461	$33,528

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2008, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC, an affiliate of the Registrant’s general partner (“Omaha”).

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2008.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs, real estate taxes and market interest rates.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.

Estimated fair value is based on the criteria outlined in Statements of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under SFAS 157 are described below:

    Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical. unrestricted assets or liabilities;

    Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

    Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

Estimated fair value calculations were prepared by Omaha's management utilizing Level 3 inputs.

Further, the investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha’s operations and therefore control does not vest in the Registrant.  Were the Registrant deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the year 2008, the Registrant’s interest in the net loss from operations, unrealized depreciation of real estate properties and mortgages and realized loss from the sale of properties of Omaha was $574,449, $13,426,622 and $504,803, respectively.  For the year 2007, the Registrant’s interest in the net loss of Omaha was $972,787.

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

Off-Balance Sheet Arrangements

NONE.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective as of January 1, 2009.  The provisions of SFAS 141(R) will impact the Partnership only if we are party to a business combination after SFAS 141(R) has been adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value.  The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments.  In 2007, the Partnership elected to early adopt SFAS 159 with respect to its investment in Sentinel Omaha, LLC.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2008, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and unsecured loan payable are due as follows:

For the year ending December 31,
2009	22,158,198
2010	6,647,893
2011	-
2012	-
2013
Thereafter	10,000,000

Total	$38,806,091

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Registrant had cash and cash equivalents of approximately $544,000. These balances are approximately $1,135,000 less than the cash and cash equivalents as of December 31, 2007.   Distributions of approximately $853,000 were paid in March 2008 to unit holders of record as of December 31, 2007.  Operating activities further reduced cash and cash equivalents by approximately $131,000 during 2008 due to higher interest costs.  Other uses of cash during the year included principal payments and tenant improvement costs of approximately $137,000 and $14,000, respectively.

Total outstanding debt at December 31, 2008 consisted of approximately $16,806,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility (see Note 10 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.  However, the real estate market is suffering through one of its worst debt crises.  Interest rates have increased and some borrowers are finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. Registrant’s unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009 and has entered into discussions with Registrant as to terms for extending the debt on a longer term basis.  There can be no assurance that the holder will offer such extension or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, it raises substantial doubt as to our ability to continue as a going concern.

The downturn in the debt market has lead to a significant slowing of the national economy.  Companies have contracted or gone out of business leading to an increase in unemployment, significantly in some markets where Omaha owns multifamily properties.  The stagnant economic growth and increase in unemployment has lead to increases in vacancies and lower rental growth.  This condition is expected to continue into 2009.  Although the three commercial properties owned by the Registrant are 100% occupied, the stagnant market increases the risk that one or more tenants could default on their lease.  The economic slowdown has increased the amount of vacant industrial space available to leasing prospects and has decreased the pool of potential leasing prospects.  Registrant may require a longer time period to replace one of the tenants at its properties should a default occur.

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

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2008 VS. 2007

Total revenues from continuing operations decreased $667,000 to approximately $2,891,000 in 2008 from approximately $3,558,000 in 2007 due to lower interest income on short term investments and lower other rental income due to lower real estate tax reimbursements at the Lino Lakes property.  The reduction in interest income is due to lower cash funds available for short term investment during 2008.  During 2007, the net sales proceeds from the sale of Le Cour de Monde Apartments were invested in marketable securities until Registrant invested the proceeds in Omaha.  The decline in real estate tax reimbursement at Lino Lakes was due to lower tax expense. The Registrant generated a net loss from continuing operations of approximately $15,229,000, a decline of approximately $13,488,000 as compared to a net loss of $1,741,000 in 2007.   The decline was primarily the result of the Registrant’s interest in the loss from Omaha.  Total expenses from continuing operations for 2008 increased approximately $423,000 to $4,750,000 from $4,327,000 in 2007, primarily due to increases in interest expense, asset management fees and other expenses of $517,000, $117,000 and $21,000, respectively.  In addition, equity in net loss of investments increased $12,397,000 to $13,370,000 for 2008 from $973,000 for 2007. The Omaha investment reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, the investment in Omaha reported a significant write-down in the value of its real estate portfolio of approximately 12%. The Registrant generated net income from discontinued operations, including net gain on sale of investment in real estate property, of $312,000 in 2008, a decrease of $2,539,000, as compared with approximately $2,852,000 in 2007, primarily due to the sale of Le Coeur Du Monde Apartments in 2007.

Interest expense from continuing operations was approximately $517,000 higher for 2008 as compared to 2007. This is due to an increase of $623,000 in interest expense incurred for the $22,000,000 drawn on the unsecured credit facility that reflects a full year of investment of Omaha.  The unsecured credit facility was used to partially finance the investment in Sentinel Omaha, LLC in 2007.  This increase in interest expense was partially offset by a decrease due to the retirement of the mortgage related to LeCour de Monde Apartments which was sold in April 2007.

The changes in revenues, expenses and net income and loss are primarily the result of the changes from 2007 to 2008 in the composition of the portfolio.  For additional analysis, please refer to the discussions of the individual properties below.

Le Coeur du Monde Apartments (St. Louis, Missouri)

On April 24, 2007, the Registrant sold Le Coeur du Monde Apartments for approximately $16,000,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $9,427,000 that had been secured by the property.  The gain on sale of Le Coeur du Monde Apartments was approximately $2,518,000.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Eagle Lake Business Center IV has been designated as real estate held for sale as of December 18, 2008.  As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets and other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets.  The results of operations from the property are reflected as income from discontinued operations in the accompanying consolidated statement of operations.

Total revenues decreased approximately $41,000, to approximately $794,000 in 2008 compared with $835,000 in 2007.  Net income, which includes deductions for depreciation, decreased $63,000, to approximately $312,000 in 2008 from $375,000 in 2007. Occupancy for both years was 100%.  The decrease in total revenue was primarily due to lower scheduled rent collected from the tenant in accordance with the lease extension partially offset by an increase in expense reimbursements collected from the tenant.  The decrease in net income was due to the decrease in revenues plus an increase in expenses of $37,000.  The increase in expenses was primarily due to increases in repairs and maintenance and real estate taxes of $21,000 and $20,000, respectively.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly negative 328,000 square feet in 2008 according to market research prepared by Grubb & Ellis.  The 2008 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 5.5%.  Warehouse/distribution lease rates were $5.26 per square foot.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 6.5% which is slightly below the national average of 7.1%

435 Park Court (Lino Lakes, Minnesota)

Total revenues decreased approximately $165,000, to approximately $1,501,000 in 2008 compared with approximately $1,666,000 in 2007 due to lower expense reimbursements. Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $23,000, to approximately $188,000 in 2008 from approximately $165,000 in 2007.   Occupancy for both years was 100%.  The increase in net income was mostly due to the decrease in real estate tax expense and mortgage interest of 113,000 and $97,000, respectively partially offset due to lower income from lower real estate tax expense reimbursements due to the aforementioned lower real estate tax expense.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly negative 328,000 square feet in 2008 according to market research prepared by Grubb & Ellis.  The 2008 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 5.5%.  Warehouse/distribution lease rates were $5.26 per square foot.  The Minneapolis-St. Paul labor market remains strong with an unemployment rate of 6.5% which is slightly below the national average of 7.1%

175 Ambassador Drive (Naperville, Illinois)

Total revenues increased approximately $8,000 to $1,360,000 in 2008, as compared to $1,352,000 in 2007.  Net income, which includes deductions for depreciation and mortgage interest expenses, increased approximately $50,000 to $324,000 in 2008 as compared to $274,000 in 2007.  Expenses decreased $42,000 due to reductions in repairs and maintenance, interest expense and insurance of $21,000, $9,000 and $9,000, respectively. Total revenues increased $8,000 due to higher rental income collected from the tenant partially offset by lower expense reimbursements collected from the tenant.

The Chicago industrial market reported a net absorption of industrial space of nearly 5 million square feet at the end of the fourth quarter in 2008 which is 50% less than the overall absorption in 2007 according to market research prepared by Grubb & Ellis.   The vacancy rate for the Chicago industrial market as of December 31, 2008 was reported to be 10.2%, an increase of 1.5% from 2007.  Lease rates decreased to $4.50 per square foot for all industrial.  The Chicago regional labor market increased to an unemployment rate of 7.1% which is the same as the national average of 7.1%.  The Chicago industrial market is anticipated to remain soft until 2010.

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

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that is under development.  During 2008, Omaha sold five multifamily properties in Bristol, Tennessee; Tulsa, Oklahoma; Newport News, Virginia; Ann Arbor, Michigan and Southfield, Michigan. Prior to September 18, 2007, there were no ongoing operations of Omaha, except for those necessary for the acquisition.

Total revenues for 2008 were approximately $54,555,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,873,000.  Major expenses included $20,537,000 of interest expense, $5,857,000 for repairs and maintenance, $7,784,000 for payroll and $5,669,000 for real estate taxes.  In addition, Omaha reported a loss on the sale of five multifamily properties of $1,683,000 and unrealized depreciation on the valuation of the real estate assets and related mortgages of $44,755,000. In addition, due to Omaha’s inability to replace, extend or refinance its unsecured credit facility that matured on May 31, 2009, it raised substantial doubt as to Omaha’s ability to continue as a going concern. For the year 2008, the Registrant’s interest in the loss of Omaha was $13,370,000.  For additional information, please see the audited financial statements of Omaha attached as Exhibit  99.

2007 VS. 2006

Total revenues from continuing operations increased $1,342,000 to approximately $3,558,000 in 2007 from approximately $2,216,000 in 2006, primarily due to income provided by 175 Ambassador Drive, which was acquired in November 2006.  The Registrant generated a net loss from continuing operations of approximately $1,741,000 a decrease of approximately $1,173,000 as compared to a net loss of $568,000 in 2006.   Total expenses from continuing operations for 2007 increased approximately $1,569,000 to $4,327,000 from $2,758,000 in 2006, primarily due to increases in interest expense, depreciation and amortization, real estate operating expenses, and real estate taxes of $809,000, $473,000, $186,000, and $93,000 respectively.  In addition, equity in net loss of investments increased $947,000 to $973,000 for 2007 from $26,000 for 2006, as Omaha began operations in 2007 and the former joint venture wound down in 2006. The Registrant generated net income from discontinued operations, including gain on sale of investment in real estate of approximately $2,852,000 in 2007, a decrease of $10,760,000, as compared with approximately $13,612,000 in 2006, primarily due to the sale of Le Coeur Du Monde Apartments in 2007 and the sale of Holiday Park Apartments and Halton Place Apartments in 2006.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Eagle Lake Business Center IV has been designated as real estate held for sale as of December 18, 2008.  As such, this investment is reflected as real estate held for sale on the accompanying consolidated balance sheets and other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets.  The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

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

Total revenues were approximately $17,105,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,189,614.  Major expenses included $7,868,000 of interest expense, $1,775,000 for repairs and maintenance, $1,691,000 for payroll and $1,626,000 for real estate taxes.   For the year 2007, the Registrant’s interest in the loss of Omaha was $973,000.  For additional information, please see the audited financial statements of Omaha attached as Exhibit _99.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2008 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	66	President & Director

Millie C. Cassidy	63	Vice President & Director

David Weiner	73	Chief Executive Officer

Anita Breslin	52	First Vice President

Robert Leniart	52	Vice President
George N. Tietjen	48	Vice President
Martin Cawley	52	Vice President
Leland J. Roth	45	Treasurer
John H. Zoeller	49	Chief Financial Officer

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

Mr. Leniart joined the General Partner in 1983.  He is responsible for overseeing major capital projects for the real estate properties.

Mr. Tietjen joined the General Partner in 1990.  He is the regional manager responsible for residential property transactions and management for the Northwestern region.

Mr. Cawley joined the General Partner in 1994.  He is the regional manager responsible for commercial property transactions and management.

Mr. Roth joined the General Partner in 1994 and serves as its treasurer.  He is a certified public accountant with over 24 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 27 years of real estate related financial, accounting and reporting experience.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2008, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unitholder has disclaimed beneficial ownership of all Units owned by the other Unitholders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unitholders.

(b)
As of December 31, 2008, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,572.5 Units of Limited Partnership Interest, representing 33.18% of the outstanding number of Units on December 31, 2008.  In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on December 26, 2008, when the total number of Units held reached 33% of the outstanding number of Units.

(c)	During the year ended December 31, 2008, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $851,590, $734,094 and $709,655 for the years ended December 31, 2008, 2007, and 2006, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2008, 2007 or 2006.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $186,594, $358,363, and $481,269 in 2008, 2007, and 2006, respectively.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha, an affiliate of the Registrant’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2008 and 2007, the Registrant’s equity interest in the net loss of Omaha was $13,370,000 and $973,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate is paid an annual fee, which aggregated $0, $0, and $30,272,  in 2008, 2007, 2006, respectively, and is based upon the trust company's standard rate schedule.

In connection to the sale of Holiday Park Apartments on May 2, 2006, Halton Place Apartments on December 20, 2006, and Le Coeur du Monde Apartments on April 24, 2007, a market rate brokerage commission of $310,000, $256,600, and $320,000, respectively, was paid to an affiliate of the General Partner.

Reference is made to Items 10 and 11, and Notes 4, 7, 9 and 13 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $150,000 and $112,000 for the years ended December 31, 2008 and 2007, respectively.  $30,000 of the fees for 2008 were paid to Deloitte & Touche, LLP, the former independent auditor for the Partnership for their review of the 2007 audited financial statements as it related to reclassifications reported to the 2005 Statement of Operations.  Deloitte and Touche , LLP was the auditor for the partnership in 2005.  The remaining 2008 and all of the 2007 fees were paid to Dworken, Hillman, LaMorte & Sterczala, P.C., the current independent auditor for the Partnership.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2008 and 2007 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $15,000 for the years ended December 31, 2008 and 2007.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT
      SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial statements - The Registrant's 2008 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: June 15, 2009	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: June 15, 2009	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	June 15, 2009
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	June 15, 2009
John H. Zoeller

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: June 15, 2009	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

Dated: June 15, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John h. Zoeller
Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: June 15, 2009	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: June 15, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2008 and 2007	28

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	29

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2008, 2007 and 2006	30

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	31

Notes to Consolidated Financial Statements	32 – 42

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2008	43-44

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the SB Partners and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Partnership’s unsecured credit facility matured on February 28, 2009 and the Partnership has not yet been able to arrange a replacement loan, extension or refinancing.  This matter raises substantial doubt about the Partnership’s ability to continue as a going concern.  The general partner’s plans in regard to this matter are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the financial statements referred to above, we audited the supplemental financial statement schedule listed in the foregoing table of contents as of December 31, 2008 and 2007 and for the years then ended.  In our opinion, the supplemental financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.
/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Shelton, Connecticut
May 27, 2009

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
		(As Restated)
Assets:
Investments -
Real estate, at cost
Land	$3,595,000	$3,595,000
Buildings, furnishings and improvements	32,771,710	32,771,710
Less - accumulated depreciation	(2,166,282)	(1,326,140)
	34,200,428	35,040,570

Real estate held for sale	4,379,087	4,498,022
Investment in Sentinel Omaha, LLC	22,851,207	36,227,213
	61,430,722	75,765,805

Other Assets -
Cash and cash equivalents	544,241	1,679,152
Other	88,561	163,546

Total assets	$62,063,524	$77,608,503

Liabilities:
Mortgage notes and unsecured loan payable	$38,806,090	$38,943,176
Accounts payable and accrued expenses	556,892	238,672
Tenant security deposits	25,580	25,580
Other liabilities in discontinued operations	110,753	67,261

Total liabilities	39,499,315	39,274,689

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	22,579,734	38,347,305
General partner - 1 unit	(15,525)	(13,491)

Total partners' capital	22,564,209	38,333,814

Total liabilities and partners' capital	$62,063,524	$77,608,503

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2008	2007	2006
Revenues:		(As Restated)
Base rental income	$2,417,825	$2,396,507	$1,337,928
Other rental income	462,118	660,038	367,790
Interest on short-term investments and other	11,120	501,395	510,509

Total revenues	2,891,063	3,557,940	2,216,227

Expenses:
Real estate operating expenses	450,521	591,819	405,612
Interest on mortgage notes and unsecured loan payable	2,022,608	1,505,580	696,768
Depreciation and amortization	903,550	873,711	400,608
Real estate taxes	326,776	446,514	353,438
Management fees	851,590	734,094	709,655
Other	195,454	174,816	192,181

Total expenses	4,750,499	4,326,534	2,758,262

Loss from operations	(1,859,436)	(768,594)	(542,035)

Equity in net loss of investments	(13,369,669)	(972,787)	(26,133)

Loss from continuing operations	(15,229,105)	(1,741,381)	(568,168)

Income from discontinued operations	312,385	333,329	1,236,615

Net gain on sale of investment in real estate property	-	2,518,418	12,375,850

Net income (loss)	(14,916,720)	1,110,366	13,044,297

Income (loss) allocated to general partner	(1,924)	143	1,682

Income (loss) allocated to limited partners	$(14,914,796)	$1,110,223	$13,042,615

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(1,964.29)	$(224.61)	$(73.28)

Discontinued operations (including gain on sale)	$40.29	$367.82	$1,755.77

Net income (loss)	$(1,923.99)	$143.22	$1,682.48

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2008, 2007, and 2006

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2006	7,753	119,968,973	(105,442,061)	15,094,305	29,621,217
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year	-	-	-	13,042,615	13,042,615
Balance, December 31, 2006	7,753	119,968,973	(108,155,436)	28,136,920	39,950,457
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year
(As Restated)	-	-	-	1,110,223	1,110,223
Balance, December 31, 2007	7,753	119,968,973	(110,868,811)	29,247,143	38,347,305
Cash distributions			(852,775)		(852,775)
Net loss for the year				(14,914,796)	(14,914,796)
Balance, December 31, 2008	7,753	$119,968,973	$(111,721,586)	$14,332,347	$22,579,734

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2006	1	10,000	(25,554)	938	(14,616)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	1,682	1,682
Balance, December 31, 2006	1	10,000	(25,904)	2,620	(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income for the year
(As Restated)	-	-	-	143	143
Balance, December 31, 2007	1	10,000	(26,254)	2,763	(13,491)
Cash distributions	-	-	(110)	-	(110)
Net loss for the year	-	-	-	(1,924)	(1,924)
Balance, December 31, 2008	1	$10,000	$(26,364)	$839	$(15,525)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
		(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(14,916,720)	$1,110,366	$13,044,297
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Net gain on sale of investment in real estate property	-	(2,518,418)	(12,375,850)
Equity in net loss of investment and joint venture	13,369,669	972,787	26,133
Depreciation and amortization	1,036,588	1,056,132	761,559
Distributions received from joint venture	-	-	686,667
Net (decrease) increase in deferred revenue	-	(23,314)	23,314
Net (increase) decrease in operating assets	18,911	139,509	(117,956)
Net increase (decrease) in operating liabilities	360,714	(152,643)	(216,851)

Net cash (used in) provided by operating activites	(130,838)	584,419	1,831,313

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	-	15,085,446	27,448,306
Investment in Sentinel Omaha, LLC	-	(37,200,000)	-
Acquisition of real estate property		-	(13,823,943)
Decrease in cash held in escrow	-	24,112	239,371
Purchase of marketable securities	-	(19,999,226)	(12,999,198)
Proceeds from sale of marketable securities	-	32,998,424	-
Capital additions to real estate owned	(14,102)	(423,873)	(492,362)

Net cash (used in) provided by investing activites	(14,102)	(9,515,117)	372,174

Cash Flows From Financing Activities:
Proceeds of bank loan	-	22,000,000	-
Repayments of mortgage notes payable	-	(9,427,012)	(3,383,118)
Principal payments on mortgage notes payable	(137,086)	(192,105)	(189,278)
Repayments of borrowings under revolving credit facility		-	(2,000,000)
Payment of deferred financing cost	-	(56,650)	-
Distributions paid to partners	(852,885)	(2,713,725)	(2,713,725)

Net cash provided by (used in) financing activities	(989,971)	9,610,508	(8,286,121)

Net change in cash and cash equivalents	(1,134,911)	679,810	(6,082,634)

Cash and cash equivalents at beginning of year	1,679,152	999,342	7,081,976

Cash and cash equivalents at end of year	$544,241	$1,679,152	$999,342

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,940,925	$1,812,747	$1,616,635

Mortgage assumed in connection with acquisition of real
estate property	$-	$-	$7,107,319

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2008 is estimated to be fully realizable.

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

(j)
Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less.  Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants.  Tenant leases at the industrial flex and warehouse distribution properties have terms that exceed one year.  Rental income at the industrial flex and warehouse distribution properties is recognized on a straight-line basis over the terms of the leases.

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

(2)            RECLASSIFICATIONS
As of December 18, 2008, the Partnership designated Eagle Lake Business Center IV as real estate held for sale.  Accordingly, this property is included in real estate held for sale on the consolidated balance sheets.  Assets and liabilities of this property is reflected as other assets and liabilities in discontinued operations on the consolidated balance sheets and its results of operations is reflected as income from discontinued operations on the consolidated statements of operations.

The consolidated financial statements as of December 31, 2008 and for the years ended December 31, 2007, as amended, and 2006 have been retrospectively adjusted to reflect this reclassification as follows:

	December 31, 2007

	As
	originally	To reflect reclassification	As
	reported	to real estate held for sale	retrospectively
	(As Restated)	as of December 18, 2008	adjusted
Assets
Investments -
Real estate, at cost
Land	$ 4,065,000	$ (470,000)	$ 3,595,000
Buildings, furnishings and improvements	37,474,216	(4,702,506)	32,771,710
Less - accumulated depreciation	(2,000,624)	674,484	(1,326,140)
	39,538,592	(4,498,022)	35,040,570

Real estate held for sale	-	4,498,022	4,498,022
Investment in joint venture	36,227,213	-	36,227,213
	75,765,805	-	75,765,805
Other Assets -
Cash and cash equivalents	1,679,152	-	1,679,152
Other	169,871	(6,325)	163,546

Total assets	$ 77,614,828	$ (6,325)	$ 77,608,503

Liabilities
Mortgage notes payable	$ 38,943,176	$ -	$ 38,943,176
Accounts payable and accrued expenses	238,821	(149)	238,672
Tenant security deposits	99,017	(73,437)	25,580
Other liabilities in discontinued operations	-	67,261	67,261

Total liabilities	39,281,014	(6,325)	39,274,689

Partners' Capital
Limited partners - 7,753 units	38,347,305	-	38,347,305
General partners - 1 unit	(13,491)	-	(13,491)

Total partners' capital	38,333,814	-	38,333,814

Total liabilities and partners' capital	$ 77,614,828	$ (6,325)	$ 77,608,503

	For the Year Ended December 31, 2007

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of December 18, 2008	adjusted
Revenues:
Base rental income	$2,946,866	$(550,359)	$2,396,507
Other rental income	947,417	(287,379)	660,038
Interest on short-term investments and other	498,599	2,796	501,395

Total revenues	4,392,882	(834,942)	3,557,940

Expenses:
Real estate operating expenses	722,016	(130,197)	591,819
Interest on mortgage notes and unsecured
loan payable	1,505,580	-	1,505,580
Depreciation and amortization	1,022,074	(148,363)	873,711
Real estate taxes	626,286	(179,772)	446,514
Management fees	734,094	-	734,094
Other	176,466	(1,650)	174,816

Total expenses	4,786,516	(459,982)	4,326,534

Loss from operations	(393,634)	(374,960)	(768,594)
Equity in net loss of investments	(972,787)	-	(972,787)

Loss from continuing operations	(1,366,421)	(374,960)	(1,741,381)
Income (loss) from discontinued operations	(41,631)	374,960	333,329
Net gain on sale of investment
in real estate property	2,518,418	-	2,518,418

Net income	1,110,366	-	1,110,366

Income allocated to general partner	143	-	143
Income allocated to limited partners	$1,110,223	$-	$1,110,223

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$(176.24)	$(48.36)	$(224.61)
Discontinued operations (including gain on sale)	$319.46	$48.36	$367.82
Net income per unit of Limited Partnership Interest	$143.22	$-	$143.22

	For the Year Ended December 31, 2006

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of December 18, 2008	adjusted
Revenues:
Base rental income	$1,938,947	$(601,019)	$1,337,928
Other rental income	657,533	(289,743)	367,790
Interest on short-term investments and other	496,654	13,855	510,509

Total revenues	3,093,134	(876,907)	2,216,227

Expenses:
Real estate operating expenses	525,832	(120,220)	405,612
Interest on mortgage notes payable	696,768	-	696,768
Depreciation and amortization	531,708	(131,100)	400,608
Real estate taxes	521,292	(167,854)	353,438
Management fees	709,655	-	709,655
Other	194,738	(2,557)	192,181

Total expenses	3,179,993	(421,731)	2,758,262

Loss from operations	(86,859)	(455,176)	(542,035)
Equity in net loss of investments	(26,133)	-	(26,133)

Loss from continuing operations	(112,992)	(455,176)	(568,168)
Income from discontinued operations	781,439	455,176	1,236,615
Net gain on sale of investment in real estate property	12,375,850	-	12,375,850

Net income	13,044,297	-	13,044,297

Income allocated to general partner	1,682	-	1,682
Income allocated to limited partners	$13,042,615	$-	$13,042,615

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$(14.57)	$(58.71)	$(73.28)
Discontinued operations (including gain on sale)	$1,697.06	$58.71	$1,755.77
Net income per unit of Limited Partnership Interest	$1,682.48	$-	$1,682.48

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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $851,590, $734,094 and $709,655,   for the years ended December 31, 2008, 2007, and 2006, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2008, 2007 or 2006.

(5) INVESTMENTS IN REAL ESTATE
During 2008 and 2007, the Partnership owned an apartment project in St. Louis, Missouri; as well as an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2008 and 2007:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/08	12/31/07

Warehouse distribution properties	2	2005-06	596,605 sf	36,366,710	36,366,710

Less: Accumulated depreciation				(2,166,282)	(1,326,140)

				34,200,428	35,040,570

Real estate held for sale				4,379,087	4,498,022

Net book value				$38,579,515	$39,538,592

(a) At December 31, 2008 and 2007, real estate held for sale includes Eagle Lake IV Business Center.

(6) REAL ESTATE HELD FOR SALE

On December 18, 2008, the Partnership initiated marketing Eagle Lake IV Business Center (Eagle IV), its industrial flex property located in Maple Grove, MN. for sale. Le Coeur Du Monde was sold on April 24, 2007.   In addition, Holiday Park Apartments which included 13.9 acres of undeveloped land and Halton Place Apartments were sold on May 2, 2006 and December 20, 2006, respectively.  Eagle IV is reflected as real estate  held for sale on the accompanying consolidated balance sheets. Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheets. The results of operations from these properties are reflected as income from discontinued operations in the accompanying consolidated statements of operations.  The various components of revenue and expenses from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Operating revenue	$793,924	$1,430,797	$5,060,225

Operating expenses	481,539	1,097,468	3,823,610

Income from discontinued operations	$312,385	$333,329	$1,236,615

(7) REAL ESTATE TRANSACTIONS

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

(8) MARKETABLE SECURITIES
On December 29, 2006 the Partnership purchased General Electric corporate paper for $12,999,198 with a face value of $13,186,000 that matured on April 9, 2007.  The discount was to be accreted over the life of the security.  The carrying value at December 31, 2006 approximated fair value.  The corporate paper was sold in 2007.

(9)           INVESTMENTS

SENTINEL OMAHA, LLC

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively for a total investment of $37,200,000 representing a thirty percent ownership interest in Omaha.  Due to Omaha’s inability to replace, extend or refinance its unsecured credit facility that matures on May 31, 2009, it raised substantial doubt as to Omaha’s ability to continue as a going concern. For additional information, please see the audited financial statements of Omaha attached as exhibit _99.

With respect to its investment in Omaha, the Registrant elected to early adopt SFAS No. 159.  Accordingly, the investment is presented at fair value.  Early adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Registrant’s investment from its inception.

Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs, real estate taxes and market interest rates.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.

Estimated fair value is based on the criteria outlined in Statements of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under SFAS 157 are decribed below:

    Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical. unrestricted assets or liabilities;

    Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active deealer or broker markets;

    Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

Estimated fair value calculations were prepared by Omaha's management utilizing Level 3 inputs.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended December 31, 2008 and 2007.

	(Audited)	(Audited)
Balance Sheet	2008	2007

Investment in real estate, net	$444,500	$545,304
Other assets	12,536	24,609
Debt	(373,035)	(435,621)
Other liabilities	(7,810)	(11,093)
Member's Equity	$76,191	$123,199

	(Audited)	(Audited)
Statement of Operations	2008	2007

Rent and other income	$54,555	$17,105
Real estate operating expenses	(30,250)	(8,276)
Other income and expenses	(22,432)	(7,639)
Unrealized losses	(44,755)	(1,960)
Realized loss on sale of real estate properties	(1,683)	-
Loss on sale of securities	-	(31)

Net loss	$(44,565)	$(801)

(10) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2008	2007

Lino Lakes (a)	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Ambassador Drive (b)	5.880%	October, 2010	554,178	6,508,785	6,806,090	6,943,176
					16,806,090	16,943,176

Bank Loan:
Unsecured (c )					22,000,000	22,000,000

					$38,806,090	$38,943,176

(a)           Annual installment payments include interest only.
(b)           Annual installment payments include principal and interest.
(c)           On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, which matured on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus1.95%.   The loan provides for a one year extension, subject to lender approval, for a fee of 0.125% of the outstanding loan balance as of October 1, 2008.  The outstanding amount of the loan at December 31, 2008 and 2007 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota which is currently unencumbered. The holder of the unsecured debt formally extended the maturity to February 28, 2009 and has entered into discussions as to terms for extending the debt on a longer term basis.  There can be no assurance that the holder will offer such extension or that the Partnership will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.  This matter raises substantial doubt regarding the Partnership’s ability to continue as a going concern.

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2009	$ 22,158,198
2010	6,647,892
2011	-
2012	-
2013	-
Thereafter	10,000,000

Total	$ 38,806,090

(11) QUARTERLY FINANCIAL INFORMATION – UNAUDITED

			Income (Loss) from
		Income (Loss) from	Operations	Equity Income (Loss)
Year ended December 31, 2008	Revenues	Operations	Per Unit	On Investment

First Quarter	$755,123	($449,591)	($57.99)	($1,586,091)
Second Quarter	727,746	(426,095)	(54.96)	970,810
Third Quarter	674,399	(458,796)	(59.18)	589,813
Fourth Quarter	733,795	(524,954)	(78.39)	(13,344,201)

Year ended December 31, 2007

First Quarter	$900,100	$10,130	$1.31	$ -
Second Quarter	1,012,056	71,684	9.25	-
Third Quarter	876,947	(132,178)	(17.05)	-
Fourth Quarter	768,837	(718,230)	(92.63)	(972,787)

(12) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2008	2007	2006

Net income (loss) for financial reporting purposes	$(14,916,720)	$1,110,366	$13,044,297

Adjustment to net gain on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	1,130,134	654,693	393,157

Difference between tax and financial statement equity in net
loss of joint venture	7,236,549	156,664	(519)

Difference between tax and financial statement depreciation	(321,619)	(395,676)	(892,510)

Net income (loss) for Federal income tax reporting purposes	$(6,871,656)	$1,526,047	$12,544,425

Net ordinary loss for Federal income tax reporting purposes:	$(6,871,656)	$(1,637,867)	$(224,582)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes:	-	3,173,110	12,769,007
Short-term capital gain	-	(9,200)	-

	$(6,871,656)	$1,526,043	$12,544,425

Weighted average number of units of limted partnership interest outstanding	7,753	7,753	7,753

42

As of December 31, 2008 and 2007, the tax bases of the Partnership's assets and liabilities were approximately $71,807,242 and $79,531,681 of assets, and $39,281,103 and $39,281,013 of liabilities, respectively.

(13) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2008, 2007 and 2006 billings to the Partnership amounting to $186,594, $329,174 and $273,078, respectively, and are included in real estate operating expenses.  For the years ended December 31, 2008, 2007 and 2006 billings to the partnership which relate to Le Coeur Du Monde, Halton Place Apartments, Cypress Key Apartments and Holiday Park, amount to  $0, $29,189, and  $208,191, respectively, and are included in loss from discontinued operations.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $0, $0, and $25,824 in 2008, 2007 and 2006, respectively, and is based upon the trust company's standard rate schedule.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes payable is estimated to be $37,674,035 and $37,957,491 at December 31, 2008 and 2007, respectively.

(15) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2008 are $3,318,647 for 2008; $3,318,647 for 2009; $3,318,647 for 2010; $3,318,647 for 2011; $3,318,647 for 2012; $3,318,647 for 2013 and $24,189,537 thereafter.

The Registrant has agreed to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.  In addition, the Registrant shall not have any liability to restore any negative balance in its capital account.

16) SUBSEQUENT EVENT
On January 9, 2009, the Registrant signed an amendment to extend the lease with the sole tenant at the Maple Grove, MN. property. The extension is for two years to July 31, 2015 and requires annual rent payments of $622,157 and $640,864 for the first and second years, respectively.  The Registrant paid an affiliate $41,001 for a leasing commission for procuring the lease extension.

43

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$473,223

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,797,160	15,312,160	10,833
Illinois -
Naperville (175 Ambassador Drive)	6,806,090	2,080,000	18,851,262	20,931,262	112,455

	$16,806,090	$4,065,000	$36,891,807	$40,956,807	$596,511

Column A		Column E		Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,716,608	$5,186,608	$807,521

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,807,993	15,322,993	1,150,480
Illinois -
Naperville (175 Ambassador Drive)	2,080,000	18,963,717	21,043,717	1,015,802

	$4,065,000	$37,488,318	$41,553,318	$2,973,803

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2008

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years
Illinois -
Naperville (175 Ambassador Drive)	1995	Nov 2006	7 to 39 years

NOTES TO SCHEDULE III:

		2008	2007	2006

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$41,539,216	$55,986,587	$54,869,652
	Additions -
	Acquisitions	0	0	20,931,262
	Cost of improvements	14,102	423,873	492,362

	Deductions -
	Sales	0	(14,871,244)	(20,306,689)

	Balance at end of year	$41,553,318	$41,539,216	$55,986,587

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$2,000,624	$3,317,024	$7,824,567
	Additions -
	Depreciation expense for the year	973,179	987,816	726,690

	Deductions -
	Sales	0	(2,304,216)	(5,234,233)

		$2,973,803	$2,000,624	$3,317,024

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$-	$41,408,208	$55,914,162

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$-	$2,544,257	$4,156,499