Form 10-Q
period 2009-03-31
SB PARTNERS
filed 2009-07-28
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Milford, CT.	06460

(Address of principal executive offices)	(Zip Code)

(203) 283-9593

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “small reporting company”.in Rule 12b-2 of the Exchange Act.
[ ] large accelerated filer                                                      [ ] accelerated filer                                                      [x] non-accelerated filer                                           [ ] small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the three months ended March 31, 2009	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4T	Controls and Procedures	10

Part II	Other Information	10

	Signatures	11

	Exhibit 31	12 – 13

	Exhibit 32	14

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2009	Dec. 31, 2008
	2009	2008

	(unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$ 3,595,000	$ 3,595,000
Buildings, furnishings and improvements	32,771,710	32,771,710
Less - accumulated depreciation	(2,376,357)	(2,166,282)

	33,990,353	34,200,428

Real estate held for sale	4,381,672	4,379,087
Investment in Sentinel Omaha, LLC	16,908,832	22,851,207

	55,280,857	61,430,722

Other Assets -
Cash and cash equivalents	708,503	544,241
Other	189,688	88,561

Total assets	$ 56,179,048	$ 62,063,524

Liabilities:
Mortgage notes and unsecured loan payable	$ 38,754,385	$ 38,806,090
Accounts payable and accrued expenses	766,202	556,892
Tenant security deposits	25,580	25,580
Other liabilities in discontinued operations	174,524	110,753

Total liabilities	39,720,691	39,499,315

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	16,474,670	22,579,734
General partner - 1 unit	(16,313)	(15,525)

Total partners' capital	16,458,357	22,564,209

Total liabilities and partners' capital	$ 56,179,048	$ 62,063,524

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the 3 Months Ended March 31,

	2009	2008

Revenues:
Base rental income	$618,077	$604,434
Other rental income	138,010	142,535
Interest on short-term investments and other	70	8,154

Total revenues	756,157	755,123

Expenses:
Real estate operating expenses	105,954	108,044
Interest on mortgage notes and unsecured loan payable	372,822	560,000
Depreciation and amortization	215,202	219,784
Real estate taxes	111,518	111,451
Management fees	213,172	197,005
Other	10,401	8,430

Total expenses	1,029,069	1,204,714

Loss from operations	(272,912)	(449,591)

Equity in net loss of investment	(5,942,376)	(1,586,091)

Loss from continuing operations	(6,215,288)	(2,035,682)

Income from discontinued operations	109,436	45,845

Net loss	(6,105,852)	(1,989,837)

Loss allocated to general partner	(788)	(257)

Loss allocated to limited partners	$(6,105,064)	$(1,989,580)

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(801.66)	$(262.57)

Discontinued operations	$14.12	$5.91

Net loss	$(787.55)	$(256.65)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2009 (Unaudited)

Limited Partners:
	Units of Partnership Interest

			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2009	7,753	$ 119,968,973	$ (111,721,586)	$ 14,332,347	$ 22,579,734
Net loss	-	-	-	(6,105,064)	(6,105,064)

Balance, March 31, 2009	7,753	$ 119,968,973	$ (111,721,586)	$ 8,227,283	$ 16,474,670

General Partner:
	Units of Partnership Interest

			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2009	1	$ 10,000	$ (26,364)	$ 839	$ (15,525)
Net loss	-	-	-	(788)	(788)

Balance, March 31, 2009	1	$ 10,000	$ (26,364)	$ 51	$ (16,313)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the 3 Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(6,105,852)	$(1,989,837)
Adjustments to reconcile net loss to net cash provided
by (used in ) operating activities:
Equity in net loss of investment and joint venture	5,942,376	1,586,091
Depreciation and amortization	215,202	253,003
Net (increase) in operating assets	(106,258)	(132,781)
Net increase in operating liabilities	209,313	225,343
Net increase in liabilities in discontinued operations	63,771	-

Net cash provided by (used in) operating activites	218,552	(58,181)

Cash Flows From Investing Activities:
Capital additions to real estate owned	(2,585)	-

Net cash (used in) investing activites	(2,585)	-

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(51,705)	(36,659)
Distributions paid to partners	-	(852,885)

Net cash (used in) financing activities	(51,705)	(889,544)

Net change in cash and cash equivalents	164,262	(947,725)

Cash and cash equivalents at beginning of period	544,241	1,679,152

Cash and cash equivalents at end of period	$708,503	$731,427

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372,822	$560,000

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

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2008.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2009, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2009 and December 31, 2008:

	No. of	Year of		Real Estate at Cost

Type	Prop.	Acquisition	Description	3/31/2009	12/31/2008

Warehouse distribution properties	2	2005-06	596,605 sf	$36,366,710	$36,366,710
Less: Accumulated depreciation				(2,376,357)	(2,166,282)

				33,990,353	34,200,428
Real estate held for sale	(a)	2002	60,345 sf	4,381,672	4,379,087

Total investments in real estate				$38,372,025	$38,579,515

(a) At March 31, 2009 and December 31, 2008, real estate held for sale includes Eagle Lake IV Business Center.

(3) INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Registrant made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”), the manager of which is an affiliate of the Registrant’s General Partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2009 and December 31, 2008.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2009	December 31, 2008

Investment in real estate, net	$426,900	$444,500
Other assets	16,487	12,536
Debt	(378,787)	(373,035)
Other liabilities	(8,216)	(7,810)

Member's Equity	$56,384	$76,191

	(Unaudited)
Statement of Operations	March 31, 2009

Rent and other income	$13,102
Real estate operating expenses	(6,861)
Other income and expenses	(4,778)
Unrealized losses	(21,271)

Net loss	$(19,808)

 (4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2009	2008

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,754,385	6,806,090

Bank Loan:
Unsecured (c )						22,000,000	22,000,000

						$38,754,385	$38,806,090

(a)       Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, that matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the Loan at March 31, 2009 was $22,000,000.  The holder of the Loan formally extended the maturity to February 28, 2009 and has entered into discussions as to terms for extending the Loan on a longer term basis. There can be no assurance that the holder will offer such extension or that the Partnership will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension. This matter raises substantial doubt regarding the Partnership’s ability to continue as a going concern.

5) SUBSEQUENT EVENT

On July 1, 2009 Registrant received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law.

ITEM 2.                                                                                                               MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

General

  The consolidated financial statements for the three months ended March 31, 2009 and 2008, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2009 increased approximately $1,000 to approximately $756,000 from approximately $755,000.  Income (loss) from continuing operations decreased $4,179,000 to a loss of approximately $6,215,000 for the three months ended March 31, 2009, as compared to an approximate loss of $2,036,000 for the three months ended March 31, 2008.  Income from discontinued operations for the three months ended March 31, 2009, increased by approximately $63,000 to $109,000 from an approximate income of $46,000 for the same period in 2008 . Total expenses from continuing operations for the three months ended March 31, 2009, decreased approximately $176,000 to approximately $1,029,000 from approximately $1,205,000 for the three months ended March 31, 2008.

    The changes in expenses are primarily the result of lower interest expense on mortgages due to lower floating rates. The change in net loss from continuing operations is primarily the result of the increase in equity in net loss of investments.  For additional analysis, please refer to the discussions of the individual properties below.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to such policies in 2009. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2009, the Registrant had cash and cash equivalents of approximately $709,000. These balances are approximately $164,000 higher than cash and cash equivalents held on December 31, 2008. Operating activities increased cash and cash equivalents by approximately $219,000 during the three months ended March 31, 2009 due to lower interest costs.  An increase in accrued operating expenses paid after the quarter end did not effect cash balances.

Total outstanding debt at March 31, 2009, consisted of approximately $16,754,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility (see Notes 4 and 5 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall. However, the real estate market is suffering through one of its worst debt crises.  Interest rates have increased and some borrowers are finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. Registrant’s unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009.  The holder has entered into discussions with Registrant as to terms for extending the Loan on a longer term basis.  There can be no assurance that the holder will offer such extension or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 27, 2009 as of and for the year ended December 31, 2008, Registrant’s independent auditors expressed substantial doubt as to our ability to continue as a going concern.  On July 1, 2009 Registrant received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law.

The Registrant’s properties are expected to generate sufficient cash flow to cover operating and capital improvement costs and other working capital requirements of the Registrant for the foreseeable future.  If an extension of the Loan cannot be obtained, Registrant would not have sufficient funds to pay the obligation.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2009, increased approximately $42,000 to approximately $207,000 from approximately $165,000 for the three months ended March 31, 2008.  Rental Income was lower in 2008 as the tenant received a scheduled credit for one month’s rent. Net income for the three months ended March 31, 2009 increased approximately $63,000 to approximately $109,000 from $46,000 for the three months ended March 31, 2008 due primarily to lower depreciation and amortization expense as well as higher rental income. Recording depreciation expense was discontinued as of December 18, 2008 due to the property’s classification as real estate held for sale.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2009, experienced no change at $405,000 as compared to the three months ended March 31, 2008.  Net income, which includes deductions for interest expense and depreciation, decreased only slightly to $32,000 as compared to $33,000 for the three months ended March 31, 2008.

175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended March 31, 2009, increased approximately $9,000 to approximately $351,000 from approximately $342,000 for the three months ended March 31, 2008 due to an increase in tenant base rent charged partially offset by lower expense recoveries.  Net income, which includes deductions for interest and depreciation, for the three months ended March 31, 2009 increased approximately $15,000 to approximately $94,000 from $79,000 for the three months ended March 31, 2008 due primarily to an increase in base rent combined with decreases in insurance premiums and interest expense partially offset by decrease in expense recoveries.

Investment in Sentinel Omaha, LLC

During the second and third quarters of 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  Total revenues for the three months ended March 31, 2009 were approximately $13,102,000.  Income before deductions for unrealized losses was $1,464,000.  Major expenses included approximately $4,232,000 for interest expense, $1,152,000 for repairs and maintenance, $1,837,000 for payroll and $1,385,000 for real estate taxes. Omaha reported unrealized losses of approximately $21,271,000.  For the three months ended March 31, 2009, the Registrant’s equity interest in the loss of Omaha was approximately $5,942,000.

Total revenues for the three months ended March 31, 2008 were approximately $13,999,000. The primary reason revenues decreased for the three months ended March 31, 2009 as compared to 2008 was the sale of five properties during 2008. Income before deductions for unrealized losses and realized losses was $704,000.  The primary reason income increased for the three months ended March 31, 2009 as compared to 2008 was lower interest expense due to lower variable rates. Major expenses included $5,578,000 for interest expense, $1,292,000 for repairs and maintenance, $2,043,000 for payroll and $1,529,000 for real estate taxes.  During the quarter ended March 31, 2008, Omaha reported realized losses on sales of three apartment properties of approximately $2,751,000.  The properties were located in Southfield, Michigan, Ann Arbor, Michigan and Newport News, Virginia.  In addition, Omaha reported unrealized losses of approximately $3,240,000.  For the three months ended March 31, 2008, the Registrant’s equity interest in the loss of Omaha was approximately $1,586,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE  MONTHS ENDED MARCH 31, 2009

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2009, a 1% change in LIBOR would impact the Registrant’s three month net loss and cash flows by approximately $55,000.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
There have been no changes in the Registrant’s internal controls over financial reporting during the quarter ended March 31, 2009 have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS

(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION

General Partner

Dated: July 28, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: July 28, 2009	By:	/s/ John H. Zoeller

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: July 28, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: July 28, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller

John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 28, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 28, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller

John H. Zoeller
Chief Financial Officer