Form 10-Q
period 2009-06-30
SB PARTNERS
filed 2009-08-20
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Milford, CT.	06460

(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008	2

	Consolidated Statements of Changes in Partners' Capital (unaudited) for the six months ended June 30, 2009
		3
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13 – 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	Dec. 31, 2008
	2009	2008
	(unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$ 3,595,000	$ 3,595,000
Buildings, furnishings and improvements	32,771,710	32,771,710
Less - accumulated depreciation	(2,586,433)	(2,166,282)
	33,780,277	34,200,428

Real estate held for sale	4,422,673	4,379,087
Investment in Sentinel Omaha, LLC	18,848,246	22,851,207
	57,051,196	61,430,722

Other Assets -
Cash and cash equivalents	391,947	544,241
Other	77,690	88,561

Total assets	$ 57,520,833	$ 62,063,524

Liabilities:
Mortgage notes and unsecured loan payable	$ 38,714,938	$ 38,806,090
Accounts payable and accrued expenses	379,877	556,892
Tenant security deposits	25,580	25,580
Other liabilities in discontinued operations	79,743	110,753

Total liabilities	39,200,138	39,499,315

Partners' Capital:
Units of partnership interest without par value;
Limited partner - 7,753 units	18,336,767	22,579,734
General partner - 1 unit	(16,072)	(15,525)

Total partners' capital	18,320,695	22,564,209

Total liabilities and partners' capital	$ 57,520,833	$ 62,063,524

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues:
Base rental income	$614,841	$604,464	1,232,918	1,208,898
Other rental income	139,543	119,195	277,553	261,730
Interest on short-term investments and other	84	4,087	154	12,241

Total revenues	754,468	727,746	1,510,625	1,482,869

Expenses:
Real estate operating expenses	134,583	119,494	240,537	227,538
Interest on mortgage notes & unsecured loan payable	378,735	503,101	751,557	1,063,101
Depreciation and amortization	215,202	232,068	430,404	451,852
Real estate taxes	111,516	89,413	223,034	200,864
Management fees	213,000	198,990	426,172	395,995
Other	15,631	10,775	26,032	19,205

Total expenses	1,068,667	1,153,841	2,097,736	2,358,555

Loss from operations	(314,199)	(426,095)	(587,111)	(875,686)

Equity in net income (loss) of investment	1,939,415	970,810	(4,002,961)	(615,281)

Income (loss) from continuing operations	1,625,216	544,715	(4,590,072)	(1,490,967)

Income from discontinued operations	237,122	80,065	346,558	125,910

Net income (loss)	1,862,338	624,780	(4,243,514)	(1,365,057)

Income (loss) allocated to general partner	240	81	(547)	(176)

Income (loss) allocated to limited partners	$1,862,098	$624,699	$(4,242,967)	$(1,364,881)

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Continuing operations	$209.62	$70.26	$(592.04)	$(192.31)

Discontinued operations	$30.58	$10.33	$44.70	$16.24

Net income (loss)	$240.21	$80.59	$(547.34)	$(176.07)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2009 (Unaudited)

Limited Partners:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2009	7,753	$ 119,968,973	$ (111,721,586)	$ 14,332,347	$ 22,579,734
Net loss	-	-	-	(4,242,967)	(4,242,967)
Balance, June 30, 2009	7,753	$ 119,968,973	$ (111,721,586)	$ 10,089,380	$ 18,336,767

General Partner:
	Units of Partnership Interest
			Cumulative	Accumulated
	Number	Amount	Cash Distributions	Earnings	Total

Balance, January 1, 2009	1	$ 10,000	$ (26,364)	$ 839	$ (15,525)
Net loss	-	-	-	(547)	(547)
Balance, June 30, 2009	1	$ 10,000	$ (26,364)	$ 292	$ (16,072)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$ (4,243,514)	$ (1,365,057)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Equity in net income of investment and joint venture	4,002,961	615,281
Depreciation and amortization	430,404	518,295
Net decrease in operating assets	618	45,922
Net decrease in operating liabilities	(177,015)	(86,639)
Net decrease in liabilities in discontinued operations	(31,010)	-

Net cash (used in) operating activites	(17,556)	(272,198)

Cash Flows From Investing Activities:
Capital additions to real estate owned	(43,586)	-

Net cash (used in) investing activites	(43,586)	-

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(91,152)	(73,859)
Distributions paid to partners	-	(852,885)

Net cash (used in) financing activities	(91,152)	(926,744)

Net change in cash and cash equivalents	(152,294)	(1,198,942)

Cash and cash equivalents at beginning of period	544,241	1,679,152

Cash and cash equivalents at end of period	$ 391,947	$ 480,210

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 751,557	$ 1,063,101

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

The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2008.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2009, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2009 and December 31, 2008:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2009	12/31/2008

Warehouse distribution properties	2	2005-06	596,605 sf	$ 36,366,710	$ 36,366,710
Less: Accumulated depreciation				(2,586,433)	(2,166,282)

				33,780,277	34,200,428
Real estate held for sale	(a)	2002	60,345 sf	4,422,673	4,379,087

Total investments in real estate				$ 38,202,950	$ 38,579,515

(a) At June 30, 2009 and December 31, 2008, real estate held for sale includes Eagle Lake IV Business Center.

(3) INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”), the manager of which is an affiliate of the Partnership’s General Partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2009 and December 31, 2008.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2009	December 31, 2008

Investment in real estate, net	$417,150	$444,500
Other assets	16,071	12,536
Debt	(363,017)	(373,035)
Other liabilities	(7,356)	(7,810)
Member's Equity	$62,848	$76,191

	(Unaudited)
Statement of Operations	June 30, 2009

Rent and other income	$26,090
Real estate operating expenses	(13,698)
Other income and expenses	(10,078)
Unrealized losses	(15,657)

Net loss	($13,343)

 (4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2009	2008

Lino Lakes	5.800%	October, 2015	$ 580,000	(a)	$ 10,000,000	$ 10,000,000	$ 10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,714,938	6,806,090

Bank Loan:
Unsecured (c )						22,000,000	22,000,000
						$ 38,714,938	$ 38,806,090

(a)     Annual installment payments include interest only.
(b)     Annual installment payments include principal and interest.
(c)     On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, that matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus1.95%. The outstanding amount of the Loan at June 30, 2009 was $22,000,000.  The holder of the Loan formally extended the maturity to February 28, 2009 and has continued negotiations for a longer term extension (see note 5).

5) SUBSEQUENT EVENT

On July 1, 2009 the Partnership received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law.  The Partnership and the holder continue discussions as to terms for extending the Loan on a longer term basis. There can be no assurance that the holder will offer such extension or that the Partnership will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension. This matter raises substantial doubt regarding the Partnership’s ability to continue as a going concern.

ITEM 2.                                                                                                              MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

General

  The consolidated financial statements for the three and six months ended June 30, 2009 and 2008, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2009 increased approximately $26,000 to approximately $754,000 from approximately $728,000.  Income from continuing operations increased approximately $1,080,000 to income of approximately $1,625,000 for the three months ended June 30, 2009, as compared to an approximate income of $545,000 for the three months ended June 30, 2008.  Income from discontinued operations for the three months ended June 30, 2009 increased by approximately $157,000 to approximately $237,000 from an approximate income of $80,000 for the same period in 2008. Total expenses from continuing operations for the three months ended June 30, 2009, decreased approximately $85,000 to approximately $1,069,000 from approximately $1,154,000 for the three months ended June 30, 2008.

Total revenues from continuing operations for the six months ended June 30, 2009 increased approximately $28,000 to approximately $1,511,000 from approximately $1,483,000.  Loss from continuing operations increased approximately $3,099,000 to a loss of approximately $4,590,000 for the six months ended June 30, 2009, as compared to an approximate loss of $1,491,000 for the six months ended June 30, 2008.  Income from discontinued operations for the six months ended June 30, 2009, increased by approximately $221,000 to approximately $347,000 from an approximate income of $126,000 for the same period in 2008. Total expenses from continuing operations for the six months ended June 30, 2009, decreased approximately $261,000 to approximately $2,098,000 from approximately $2,359,000 for the six months ended June 30, 2008.

The change in net income from continuing operations for the three months ended June 30, 2009 is primarily the result of the increase in equity in net income of investment.  The change in net loss from continuing operations for the six months ended June 30, 2009 is primarily the result of the increase in equity in net loss of investment. The decrease in expenses for the three and six month period is primarily the result of lower interest expense on mortgages due to lower floating rates. In addition, expenses were lower due to a reduction in amortization of deferred financing costs.  On December 18, 2008, Registrant started marketing its industrial flex property in Minnesota for a sale.  The asset was classified as an asset held for sale and Registrant stopped recording depreciation expense on the asset. The reduction of depreciation expense and an increase in other income at the industrial flex property is the reason for the increase in income from discontinued operations for the three and six month periods ended June 30, 2009 as compared to 2008.  For additional analysis, please refer to the discussions of the individual properties below.

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

Liquidity and Capital Resources

As of June 30, 2009, the Registrant had cash and cash equivalents of approximately $392,000. These balances are approximately $152,000 lower than cash and cash equivalents held on December 31, 2008. Cash and cash equivalents were lower as Registrant paid down operating liabilities, scheduled mortgage principal payments and capital costs for the industrial flex property in Minnesota.

Total outstanding debt at June 30, 2009, consisted of approximately $16,715,000 of long-term non-recourse first mortgage notes, secured by real estate owned by the Registrant and $22,000,000 under an unsecured credit facility (see Notes 4 and 5 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall. However, the real estate market continues to suffer through one of its worst debt crises.  Interest rates are still high and some borrowers still find it difficult to secure debt at acceptable terms as lenders continue to impose stricter terms on borrowers. Registrant’s unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009.

  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 27, 2009 as of and for the year ended December 31, 2008, Registrant’s independent auditors expressed substantial doubt as to Registrant’s ability to continue as a going concern.  On July 1, 2009 Registrant received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law. The holder and Registrant continue to discuss terms for extending the Loan on a longer term basis. There can be no assurance that the holder will offer such extension or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such extension.

The Registrant’s properties are expected to generate sufficient cash flow to cover operating and capital improvement costs and other working capital requirements of the Registrant for the foreseeable future.  If an extension of the Loan cannot be obtained, Registrant would not have sufficient funds to pay the obligation.

2009 vs. 2008

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2009, increased approximately $119,000 to approximately $321,000 from approximately $202,000.  Other Income increased approximately $116,000 due to billing the tenant additional operating expense reimbursements for the prior year.  Rental Income was slightly higher for the three months ended June 30, 2009 as compared to 2008. Net income for the three months ended June 30, 2009 increased approximately $157,000 to approximately $237,000 from $80,000 for the three months ended June 30, 2008 due primarily to lower depreciation and amortization expense as well as the aforementioned increase in operating expense reimbursements. Recording depreciation expense was discontinued as of December 18, 2008 due to Registrant classifying the property as real estate held for sale.

Total revenues for the six months ended June 30, 2009, increased approximately $161,000 to approximately $528,000 from approximately $367,000.  Other Income increased approximately $119,000 due to billing the tenant additional operating expense reimbursements for the prior year.  Rental Income was also higher for the three months ended June 30, 2009 as compared to 2008.  In 2008 the tenant received a scheduled abatement for rent for January 2008.   Net income for the six months ended June 30, 2009 increased approximately $221,000 to approximately $347,000 from $126,000 for the six months ended June 30, 2008 due primarily to lower depreciation and amortization expense as well as the aforementioned increases in total revenues. Recording depreciation expense was discontinued as of December 18, 2008 due to Registrant classifying the property as real estate held for sale.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2009 increased approximately $26,000 to approximately $408,000 from approximately $383,000 for the three months ended June 30, 2008. Other Income increased approximately $24,000 due to an increase in real estate tax reimbursement.  Rental Income increased approximately $2,000 due to a scheduled rate increase.  Net income, which includes deductions for interest expense and depreciation, increased approximately $4,000 to approximately $29,000 as compared to approximately $25,000 for the three months ended June 30, 2008.  The aforementioned increase in other income and rental income was partially offset by an increase in real estate tax expense.

Total revenues for the six months ended June 30, 2009 increased approximately $26,000 to approximately $813,000 from approximately $787,000 for the six months ended June 30, 2008. Other Income increased approximately $24,000 due to an increase in real estate tax reimbursement.  Rental Income increased approximately $2,000 due to a scheduled rate increase.  Net income, which includes deductions for interest expense and depreciation, increased approximately $3,000 to approximately $61,000 as compared to approximately $58,000 for the six months ended June 30, 2008.  The aforementioned increase in other income and rental income was partially offset by an increase in real estate tax expense.

175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended June 30, 2009, increased approximately $8,000 to approximately $346,000 from approximately $338,000 for the three months ended June 30, 2008 due to higher rental income.  Rental Income increased due to a scheduled rate increase.  Net income, which includes deductions for interest and depreciation, for the three months ended June 30, 2009 increased approximately $14,000 to approximately $88,000 from $74,000 for the three months ended June 30, 2008 due primarily to an increase in base rent combined with decreases in interest expense and administrative expense partially offset by an increase in insurance expense.

        Total revenues for the six months ended June 30, 2009, increased approximately $17,000 to approximately $697,000 from approximately $680,000 for the six months ended June 30, 2008 due to higher rental income partially offset by lower other income.  Rental Income increased due to a scheduled rate increase.  Other Income was lower due to lower operating expense reimbursements received.  Net income, which includes deductions for interest and depreciation, for the six months ended June 30, 2009 increased approximately $29,000 to approximately $182,000 from $153,000 for the six months ended June 30, 2008 due primarily to an increase in base rent combined with decreases in interest expense and administrative expense.

Investment in Sentinel Omaha, LLC

During the second and third quarters of 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  As of June 30, 2009, Omaha has sold five of the 31 apartment communities and during July 2009 sold two apartment communities in Oklahoma City, OK. and Omaha, NE to further its continuing goal of reducing the level of its debt obligations.

Total revenues for the three months ended June 30, 2009 were approximately $12,989,000.  Income before unrealized net gains was $851,000.  Major expenses included approximately $4,606,000 for interest expense, $1,495,000 for repairs and maintenance, $1,437,000 for payroll and $1,478,000 for real estate taxes. Omaha reported unrealized net gains of approximately $5,613,000 from the valuation of its real estate portfolio and its related mortgages.  For the three months ended June 30, 2009, the Registrant’s equity interest in the income of Omaha was approximately $1,939,000.Total revenues for the three months ended June 30, 2008 were approximately $13,579,000. The revenues decreased for the three months ended June 30, 2009 as compared to 2008 due to the sale of two properties in August and September 2008 as well as a decrease in average occupancy which has lead to an increase in concession costs at the apartment properties. Income before deductions for unrealized losses and realized losses was $979,000 for the three months ended June 30, 2008.  The primary reason income decreased for the three months ended June 30, 2009 as compared to 2008 was lower total revenues partially offset by lower interest expense due to lower variable rates. Major expenses for the three months ended June 30, 2008 included $4,849,000 for interest expense, $1,476,000 for repairs and maintenance, $1,783,000 for payroll and $1,518,000 for real estate taxes.  During the three months ended June 30, 2008, Omaha reported unrealized net income of approximately $2,257,000.  For the three months ended June 30, 2008, the Registrant’s equity interest in the income of Omaha was approximately $971,000.

Total revenues for the six months ended June 30, 2009 were approximately $26,091,000 as compared to $27,579,000 for the six months ended June 30, 2008. The revenues decreased for the six months ended June 30, 2009 as compared to 2008 due to the sale of three properties during the first quarter of 2008 as well as two properties in August and September 2008.  In addition, average occupancy declined which has lead to an increase in concession costs at the apartment properties. The decline in occupancy and the increase in concessions costs are due to the significant slowing of the U.S. economy and the higher unemployment.  Income before deductions for unrealized losses and realized losses was $2,314,000 for the six months ended June 30, 2009 as compared to $1,684,000 for the six months ended June 30, 2008.  The primary reason income increased for the six months ended June 30, 2009 as compared to 2008 was lower interest expense due to lower variable rates partially offset by the aforementioned lower revenues. During the six months ended June 30, 2009, Omaha reported unrealized net losses of approximately $15,657,000 from the valuation of its real estate portfolio and the its related mortgages as compared to net unrealized losses of $984,000 as well as a realized loss on the sale of properties of $2,751,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Registrant’s equity interest in the losses of Omaha was approximately $4,003,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility. Based on the weighted average outstanding balance under the credit facility for the three months ended June 30, 2009, a 1% change in LIBOR would impact the Registrant’s three and six month net loss and cash flows by approximately $55,000 and $110,000, respectively.

ITEM 4T.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
There have been no changes in the Registrant’s internal controls over financial reporting during the quarter ended June 30, 2009 have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS

(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION

General Partner

Dated: August 20, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 20, 2009	By:	/s/ John H. Zoeller

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 20, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: August 20, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller

John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 20, 2009	By:	/s/ David Weiner

David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 20, 2009	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller

John H. Zoeller
Chief Financial Officer