Form 10-K
period 2009-12-31
SB PARTNERS
filed 2010-06-10
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended	December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T(§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  [ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2009, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and warehouse distribution properties in Lino Lakes, Minnesota and Naperville, Illinois.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which currently owns 25 multifamily properties and 1 industrial property in 17 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December 31, 2009.  However, Omaha invests primarily in the multifamily market.  The multifamily market has suffered from the effects of the national debt crisis which did not improve in 2009.  Potential buyers for multifamily properties are struggling with wide spreads on lending rates, lower loan to value ratio requirements and far stricter credit terms. Even quality borrowers have limited financing available. This led to an increase in capitalization rates during 2008 which had pushed values down.  During 2009, capitalization rates continued to increase which led to further declines in value.  The stagnant national economy has kept unemployment higher and prevented economic growth in most markets in which Omaha owns properties which had a negative effect on rental apartment operations during 2009.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down in the value of its real estate portfolio of approximately $69,749,000 (15%) for the twelve months ended December 31, 2009 in addition to the approximately $58,203,000 (10%) write-down recorded in 2008.    Also, under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2009.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.

The industrial market also has suffered from the effects of the debt crisis and the slowing economy.  The primary drivers of demand for industrial space continued to be impacted during 2009.  Retail sales remained down from the declines reported in 2008.  Registrant owns industrial properties in the Chicago and Minneapolis MSA’s.  Both reported higher vacancy rates and lower market rents in 2009.  In addition, industrial tenants are signing leases with shorter terms which increases both the investment risk and borrowing risk for buyers and lenders, respectively.  This has led to an increase in capitalization rates and lower values for industrial properties.

Occupancy for the industrial flex and warehouse distribution portfolio owned by the registrant remained at 100% during 2009.

(Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Registrant did not make any direct changes to its portfolio during 2009 or 2008.  However, during 2009 and 2008, Omaha sold 2 multifamily properties and 5 multifamily properties, respectively and did not acquire any new properties.  During 2007, the Registrant sold the Le Coeur Du Monde Apartments in St. Louis, Missouri and the Registrant acquired a thirty percent interest in Omaha.  On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the year 2009, the Registrant’s interest in the net income from operations, net unrealized depreciation of real estate properties, mortgages and interest rate protection agreements, and realized gain from the sale of properties of Omaha were $684,929, $19,177,007 and $159,952, respectively.  For the year 2008, the Registrant’s interest in the net loss from operations, net unrealized depreciation of real estate properties, mortgages and interest rate protection agreements, and realized loss from the sale of properties of Omaha were $574,449, $13,426,622 and $504,803, respectively.  For the year 2007, the Registrant’s interest in the net loss of Omaha was $972,787.As of December 31, 2009, Omaha consists of 25 wholly owned multifamily residential properties and a wholly owned commercial property.

As of December 18, 2008, Registrant designated Eagle Lake Business Center IV as real estate held for sale.  Accordingly, this property was included in real estate held for sale on the consolidated balance sheets as of December 31, 2008.  Assets and liabilities of this property were reflected as other assets and liabilities in discontinued operations on the consolidated balance sheet and its results of operations were reflected as income (loss) from discontinued operations on the consolidated statements of operations.

During 2009 the Partnership terminated marketing the property for sale.  As of December 31, 2009, the Partnership re-designated Eagle Lake Business Center IV as a component of continuing operations.  The consolidated financial statements as of December 31, 2009 and for the years ended December 31, 2008 and 2007, as amended, have been retrospectively adjusted to reflect this reclassification.  See Note 2 to the consolidated financial statements.

ITEM 1A. Risks Factors

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

Debt Servicing and Financing

The real estate market continues to suffer through one of its worst debt crises.  Interest rates remain higher and some borrowers still find it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unit holders.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition and its ability to pay distributions to Unit holders.  Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

Registrant’s $22,000,000 unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009 and has entered into discussions with Registrant as to options for curing the default.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 27, 2009 as of and for the year ended December 31, 2008, Registrant’s independent auditors expressed substantial doubt as to Registrant’s ability to continue as a going concern.  On July 1, 2009 Registrant received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law. The holder and Registrant continue to discuss options for curing the default. There can be no assurance that the holder will offer such options or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such options.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 20, 2010 as of and for the year ended December 31, 2009, Registrant’s independent auditors again expressed substantial doubt as to Registrant’s ability to continue as a going concern.

Registrant has a $6,634,550 mortgage secured by the property located at 175 Ambassador Drive.  The mortgage matures in October 2010.  Registrant has begun discussions with potential lenders to refinance the existing mortgage.  There can be no assurance that Registrant will be able to obtain a new loan to satisfy the existing mortgage nor obtain an extension of the existing mortgage beyond the maturity date.  Registrant may have to market the property for a sale in order to pay off the existing mortgage.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2009.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2009 are as follows:

		Description				Percent	Occupancy
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2009	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
175 Ambassador Drive (c)	Naperville, IL	331,089	n/a	17.55	Nov 06	100%	100%	$6,634,550

Additional information regarding properties owned by the Registrant:

	2009	2008	2007	2006	2005

Average Occupancy (d)

Holiday Park Apts.(e)	n/a	n/a	n/a	97.17%	93.50%
Cypress Key Apts. (f)	n/a	n/a	n/a	n/a	98.20%
Halton Place Apts. (g)	n/a	n/a	n/a	96.59%	92.70%
Le Coeur du Monde Apts. (a)	n/a	n/a	93.90%	95.97%	95.50%
Eagle Lake Business Center IV	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (b)	100.00%	100.00%	100.00%	100.00%	100.00%
175 Ambassador Drive (c)	100.00%	100.00%	100.00%	100.00%	n/a

Effective Annual Rent (d)

Holiday Park Apts. (e)(h)	n/a	n/a	n/a	$6,583	$5,796
Cypress Key Apts. (f)(h)	n/a	n/a	n/a	n/a	$8,214
Halton Place Apts. (g)(h)	n/a	n/a	n/a	$6,895	$6,288
Le Coeur du Monde Apts. (a)(h)	n/a	n/a	$9,026	$9,577	$8,998
Eagle Lake Business Center IV (i)	$15	$13	$14	$15	$14
435 Park Court (b)(i)	$26	$24	$25	$22	$4
175 Ambassador Drive (c)(i)	$4	$4	$4	$4	n/a

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

 None

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2009 was 2,823.

On August 21, 2008, MacKenzie Patterson Fuller, LP (“MPF”) and certain of its affiliated funds initiated an unsolicited tender offer to buy up to 1,500 units of limited partnership interests at a price of $700 per Unit.  In a letter to Unit holders dated September 5, 2008, the general partner recommended that Unit holders reject the offer. On June 26, 2009, MPF sent a letter to those unit holders who had executed assignments to transfer their units to MPF, returning the assignments back to the unit holders and terminated the offer.

At various times, the Registrant has generated and distributed cash to the unit holders.  A distribution of $350 per unit totaling $2,713,725 was paid on March 1, 2007 to unit holders of record on December 31, 2006. In addition, on March 1, 2008, the Registrant made a distribution of $110 per unit, totaling $852,885, to unit holders on record as of December 31, 2007.  In view of the continuing economic downturn and constricting capital markets, the Registrant did not declare a distribution for 2008 or 2009 in order to begin building cash reserves to respond to future capital needs.  Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption in 2007 of Financial Accounting Standards No. 159, as codified in Accounting Standards Codification Topic 825, required Registrant to amend our 2007 financial statements.  The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha. See Note 3 to the consolidated financial statements.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except Unit Data)
		(As Restated)	(As Restated)
Income Statement Data:
Rental, Interest and Other Revenues	$3,983	$3,760	$4,393	$3,093	$1,236
Operating Expenses, Less Depreciation
and Amortization	(3,735)	(4,270)	(3,764)	(2,648)	(1,676)
Depreciation and Amortization	(1,002)	(1,037)	(1,022)	(532)	(200)

Loss from Operations	(754)	(1,547)	(393)	(87)	(640)
Equity in Net (Loss) Income of Investments	(18,326)	(13,370)	(973)	(26)	3,342
Reserve for Value of Investment	(4,525)	0	0	0	0

(Loss) Income from Continuing Operations	(23,605)	(14,917)	(1,366)	(113)	2,702

Income (Loss) from Discontinued Operations	0	0	(42)	781	(1,403)
Gain on Sale of Investments in Real Estate	0	0	2,518	12,376	6,351

Net Income (Loss)	$(23,605)	$(14,917)	$1,110	$13,044	$7,650

Income (Loss) from Continuing Operations
per Unit of Partnership Interest:	$(3,044)	$(1,924)	$(176)	$(15)	$348

Distributions paid per Unit of Partnership Interest	$-	$110	$350	$350	$40

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$37,634	$38,580	$39,539	$40,143	$19,658
Real Estate Assets Held for Sale	$-	$-	$-	$12,527	$27,387
Total Assets	$37,895	$62,069	$78,347	$67,013	$55,341
Mortgage Notes and Unsecured Loan Payable	$38,635	$38,806	$38,943	$17,085	$10,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2009, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which currently owns 25 multifamily properties and 1 industrial property in 17 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2009.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. During 2009 and 2008, Omaha reported significant write-downs of its real estate portfolio of $69,749,000 (15%) and $58,203,000 (10%), respectively.  In addition, Registrant reviewed its own analysis of the current and projected financial condition of Omaha.  On July 1, 2009, Omaha executed an extension of its unsecured loan.  The extension, among other items, increased the spread on the interest rate on the unsecured debt by approximately 390 basis points.  The current outstanding balance of the unsecured debt is approximately $94,000,000, increasing the interest expense on that balance by approximately $3,666,000 per annum.  As of December 31, 2009, the outstanding unsecured loan combined with the outstanding mortgages related to the real estate properties exceeds the estimated value of the real estate properties by 2.6% of the value of the real estate properties. On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still

precluded from making distributions to its investors until its unsecured loan is paid.   As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2009.

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

Estimated fair value is based on the criteria outlined in Financial Accounting Standards Board Accounting Standard Codification No. 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10).  ASC 820-10 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820-10 are described below:

    Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105 “Generally Accepted Accounting Principles” (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB and substantially retains existing GAAP.  The ASC does not replace or affect guidance issued by the Securities and Exchange Commission (SEC) or its staff for public entities in the filings with the SEC.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All references to authoritative accounting literature in the Company’s financial statements reflect the newly adopted ASC.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”.  ASC 855 establishes guidance for the accounting for and the disclosure of events that occur after the date of the balance sheet but before the issuance of the financial statements.  The adoption of ASC 855 did not have a material impact on our financial statements.

In February 2008, the FASB issued an update to ASC Topic 820 “Fair Value Measurements and Disclosures”.  This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we began applying the changes to the fair value measurements which were previously deferred.  The adoption of this update did not have a material impact on our financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and unsecured loan payable are due as follows:

For the year ending December 31,
2010	$28,634,550
2011	-
2012	-
2013	-
2014
Thereafter	10,000,000

Total	$38,634,550

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Registrant had cash and cash equivalents of approximately $148,000. These balances are approximately $396,000 less than the cash and cash equivalents as of December 31, 2008.   Operating activities reduced cash and cash equivalents by approximately $189,000 during 2009.  Other uses of cash during the year included debt principal payments and tenant improvement costs of approximately $172,000 and $36,000, respectively.

Total outstanding debt at December 31, 2009 consisted of approximately $10,000,000 of a long-term non-recourse first mortgage note, secured by real estate owned by the Registrant due in October 2015, $6,635,000 of a non-recourse mortgage note secured by real estate owned by the Registrant due in October 2010 and $22,000,000 under an unsecured credit facility (see Note 8 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.  However, the real estate market continues to suffer through one of its worst debt crises.  Interest rates have increased and some borrowers still find it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers.

Registrant’s unsecured credit facility matured October 1, 2008.   The holder of the unsecured debt formally extended the maturity to February 28, 2009 and has entered into discussions with Registrant as to options for curing the default.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 27, 2009 as of and for the year ended December 31, 2008, Registrant’s independent auditors expressed substantial doubt as to Registrant’s ability to continue as a going concern.  On July 1, 2009 Registrant received written notice from the holder of the loan which makes demand for the immediate payment of the loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law. The holder and Registrant continue to discuss options for curing the default. There can be no assurance that the holder will offer such options or that Registrant will be able to comply with the terms offered and conditions imposed by the holder in exchange for such options.  As a result of Registrant’s inability to replace, extend or refinance the unsecured credit facility, in their report dated May 20, 2010 as of and for the year ended December 31, 2009, Registrant’s independent auditors again expressed substantial doubt as to Registrant’s ability to continue as a going concern.

Registrant has a $6,634,550 mortgage secured by the property located at 175 Ambassador Drive.  The mortgage matures October 2010.  Registrant has begun discussions with potential lenders to refinance the existing mortgage.  There can be no assurance that Registrant will be able to obtain a new loan to satisfy the existing mortgage nor obtain an extension of the existing mortgage beyond the maturity date.  Registrant may have to market the property for a sale in order to pay off the existing mortgage.

The downturn in the debt market had led to a significant slowing of the national economy during 2008 and continued throughout 2009.  Companies have contracted or gone out of business leading to an increase in unemployment, significantly in some markets where Omaha owns multifamily properties.  The stagnant economic growth and increase in unemployment has lead to increases in vacancies and lower rental growth during the past two years.  Although the three commercial properties owned by the Registrant are 100% occupied, the stagnant market increases the risk that one or more tenants could default on their lease.  The economic slowdown has increased the amount of vacant industrial space available to leasing prospects and has decreased the pool of potential leasing prospects.  Registrant may require a longer time period to replace one of the tenants at its properties should a default occur.

Registrant did not pay a distribution in 2009 in order to begin building cash reserves to respond to future capital needs.  There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2009 VS. 2008 (As amended to reflect the reclassification discussed in Note 2 to the consolidated financial statements)

Total revenues from continuing operations increased $224,000 to approximately $3,984,000 in 2009 from approximately $3,760,000 in 2008 due to higher rental income and higher other rental income partially offset by lower interest income on short term investments.  Rental income increased due to scheduled increases in base rent for each tenant at all three of Registrant’s wholly owned properties.  Other rental income increased due to higher real estate tax reimbursements at the Lino Lakes property and operating expense reimbursements at the Eagle Lake IV property.  The reduction in interest income is due to lower cash funds available for short term investment during 2009.  The increase in real estate tax reimbursement at Lino Lakes was due to higher tax expense. The increase in operating expense reimbursements from Eagle Lake IV was due to higher tenant charges for operating costs incurred in the prior year.

The Registrant reported a net loss from continuing operations of approximately $23,605,000, a decline of approximately $8,688,000 as compared to a net loss of $14,917,000 in 2008.   The decline was primarily the result of the Registrant’s interest in the loss from Omaha as well as Registrant reserving 100% of the reported value of Omaha.  Total expenses from continuing operations for 2009 decreased approximately $570,000 to $4,737,000 from $5,307,000 in 2008, primarily due to decreases in interest expense, asset management fees, depreciation and amortization  and other real estate operating expenses of $531,000, $25,000, $35,000 and $39,000, respectively.  In addition, equity in net loss of investments increased approximately $4,956,000 to $18,326,000 for 2009 from $13,370,000 for 2008. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $69,749,000 (15%) during 2009.  On July 1, 2009, Omaha executed an extension of its unsecured loan.  The extension, among other items, increased the spread on the interest rate on the unsecured debt by approximately 390 basis points.  The current outstanding balance of the unsecured debt is approximately $94,000,000 increasing the interest cost on that balance by approximately $3,666,000 per annum.  As of December 31, 2009, the outstanding unsecured loan combined with the outstanding mortgages related to the real estate properties exceeds the estimated value of the real estate properties by 2.6% of the value of the real estate properties.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.    As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2009.

Interest expense from continuing operations was approximately $531,000 lower for 2009 as compared to 2008. This is primarily due to a decrease in interest expense incurred of approximately $574,000 for the $22,000,000 unsecured credit facility due to a decrease in the average LIBOR rate.  The unsecured credit facility was used to partially finance the investment in Sentinel Omaha, LLC in 2007.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased approximately $134,000, to approximately $928,000 in 2009 compared with $794,000 in 2008.  Net income, which includes deductions for depreciation, increased $139,000, to approximately $451,000 in 2009 from $312,000 in 2008. Occupancy for both years was 100%.  The increase in total revenue was due to higher scheduled rent collected from the tenant and an increase in expense reimbursements collected from the tenant.  The increase in net income was due to the increase in revenues plus a slight decrease in expenses of $5,000.  The decrease in expenses was primarily due to decreases in repairs and maintenance of $17,000 partially offset by increases in real estate taxes and amortization expense of $4,000 and $7,000, respectively.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2009 of 7.6% which is 1.7 percentage points higher than the 5.9% reported in December 2008 according to a research report by CB Richard Ellis.  Space absorption in the Minneapolis-St. Paul industrial market for 2009 was approximately negative 2,554,000 square feet.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased approximately $78,000, to approximately $1,654,000 in 2009 compared with approximately $1,576,000 in 2008 due to higher rental income combined with higher expense reimbursements. Net income, which includes deductions for depreciation and mortgage interest expense, decreased approximately $31,000, to approximately $157,000 in 2009 from approximately $188,000 in 2008.   Occupancy for both years was 100%.  The decrease in net income was mostly due to the increase in real estate tax expense and mortgage interest of $119,000 and $50,000, respectively partially offset due to higher income from higher expense reimbursements and higher rental income.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2009 of 7.6% which is 1.7 percentage points higher than the 5.9% reported in December 2008 according to a research report by CB Richard Ellis.  Space absorption in the Minneapolis-St. Paul industrial market for 2009 was approximately negative 2,554,000 square feet.

175 Ambassador Drive (Naperville, Illinois)

Total revenues increased approximately $42,000 to $1,402,000 in 2009, as compared to $1,360,000 in 2008.  Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $60,000 to $384,000 in 2009 as compared to $324,000 in 2008.  Expenses decreased approximately $18,000 primarily due to reductions in interest expense and insurance of $7,000 and $4,000, respectively. Total revenues increased $41,000 due to a scheduled increase in base rental income collected from the tenant.

The Chicago industrial market ended 2009 reporting an all-time high vacancy rate of 12.1%, an increase of 1.9 percentage points from 2008 according to a research report produced by Grubb and Ellis.  The State of Illinois lost over 70,000 manufacturing jobs in 2009.  The Grubb and Ellis report predicts 2010 will be a year when industrial and manufacturing companies evaluate market conditions and proceed cautiously.

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

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that is under development.  During 2009 Omaha sold two multifamily properties in Omaha, Nebraska and Oklahoma City, Oklahoma.  During 2008, Omaha sold five multifamily properties in Bristol, Tennessee; Tulsa, Oklahoma; Newport News, Virginia; Ann Arbor, Michigan and Southfield, Michigan. Prior to September 18, 2007, there were no ongoing operations of Omaha, except for those necessary for the acquisition.

Total revenues for 2009 were approximately $50,119,000.  Income before  net unrealized depreciation and appreciation,  and realized gains and losses was $2,283,000.  Major expenses included $18,162,000 of interest expense, $5,401,000 for repairs and maintenance, $7,213,000 for payroll and $5,114,000 for real estate taxes.

In addition, Omaha reported a net gain on the sale of two multifamily properties and the satisfaction of their related mortgages of $533,000 and unrealized depreciation on the valuation of the remaining real estate assets and related mortgages of $63,923,000.  For the year 2009, the Registrant’s interest in the loss of Omaha was $18,326,000.

2008 VS. 2007 (As amended to reflect the reclassification discussed in Note 2 to the consolidated financial statements)

Total revenues from continuing operations decreased $633,000 to approximately $3,760,000 in 2008 from approximately $4,393,000 in 2007 due to lower interest income on short term investments and lower other rental income due to lower real estate tax reimbursements at the Lino Lakes property.  The reduction in interest income is due to lower cash funds available for short term investment during 2008.  During 2007, the net sales proceeds from the sale of Le Cour de Monde Apartments were invested in marketable securities until Registrant invested the proceeds in Omaha.  The decline in real estate tax reimbursement at Lino Lakes was due to lower tax expense. The Registrant generated a net loss from continuing operations of approximately $14,917,000, a decline of approximately $13,551,000 as compared to a net loss of $1,366,000 in 2007.   The decline was primarily the result of the Registrant’s interest in the loss from Omaha.  Total expenses from continuing operations for 2008 increased approximately $520,000 to $5,307,000 from $4,787,000 in 2007, primarily due to increases in interest expense, asset management fees and other expenses of $519,000, $118,000 and $20,000, respectively.  In addition, equity in net loss of investments increased $12,397,000 to approximately $13,370,000 for 2008 from approximately $973,000 for 2007. The Omaha investment reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, the investment in Omaha reported a significant write-down in the value of its real estate portfolio of approximately 10%. The Registrant did not report any loss from discontinued operations in 2008, an improvement from the loss of approximately $42,000 reported in 2007, primarily due to the sale of Le Coeur Du Monde Apartments in 2007.

Interest expense from continuing operations was approximately $519,000 higher for 2008 as compared to 2007. This is due to an increase of $623,000 in interest expense incurred for the $22,000,000 drawn on the unsecured credit facility that reflects a full year of investment of Omaha.  The unsecured credit facility was used to partially finance the investment in Sentinel Omaha, LLC in 2007.  This increase in interest expense was partially offset by a decrease due to the retirement of the mortgage related to LeCour de Monde Apartments which was sold in April 2007.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues decreased approximately $41,000, to approximately $794,000 in 2008 compared with $835,000 in 2007.  Net income, which includes deductions for depreciation, decreased $63,000, to approximately $312,000 in 2008 from $375,000 in 2007. Occupancy for both years was 100%.  The decrease in total revenue was primarily due to lower scheduled rent collected from the tenant in accordance with the lease extension partially offset by an increase in expense reimbursements collected from the tenant.  The decrease in net income was due to the decrease in revenues combined with an increase in expenses of $37,000.  The increase in expenses was primarily due to increases in repairs and maintenance and real estate taxes of $21,000 and $20,000, respectively.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly negative 328,000 square feet in 2008 according to market research prepared by Grubb & Ellis.  The 2008 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 5.5%.  Warehouse/distribution lease rates were $5.26 per square foot.  The Minneapolis-St. Paul labor market remained strong in 2008 with an unemployment rate of 6.5% which was slightly below the national average of 7.1%

435 Park Court (Lino Lakes, Minnesota)

Total revenues decreased approximately $90,000, to approximately $1,576,000 in 2008 compared with approximately $1,666,000 in 2007 due to lower expense reimbursements. Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $23,000, to approximately $188,000 in 2008 from approximately $165,000 in 2007.   Occupancy for both years was 100%.  The increase in net income was mostly due to the decrease in real estate tax expense and mortgage interest of 38,000 and $97,000, respectively partially offset due to lower income from lower expense reimbursements.

The Minneapolis-St. Paul industrial market reported a year to date overall absorption of industrial space of nearly negative 328,000 square feet in 2008 according to market research prepared by Grubb & Ellis.  The 2008 vacancy rate for the Minneapolis-St. Paul industrial market for the 4th quarter was reported to be 5.5%.  Warehouse/distribution lease rates were $5.26 per square foot.  The Minneapolis-St. Paul labor market remained strong in 2008 with an unemployment rate of 6.5% which was slightly below the national average of 7.1%

175 Ambassador Drive (Naperville, Illinois)

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

Investments

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc.

Total revenues for 2008 were approximately $54,555,000.  Income before deductions for depreciation, unrealized losses and realized losses was $1,873,000.  Major expenses included $20,537,000 of interest expense, $5,955,000 for repairs and maintenance, $7,796,000 for payroll and $5,669,000 for real estate taxes.  In addition, Omaha reported a loss on the sale of five multifamily properties of $1,683,000 and unrealized depreciation on the valuation of the real estate assets, related mortgages and interest rate protection agreements of $44,755,000. In addition, due to Omaha’s inability to replace, extend or refinance its unsecured credit facility that was to mature on May 31, 2009, Omaha’s independent auditors expressed substantial doubt as to Omaha’s ability to continue as a going concern. For the year 2008, the Registrant’s interest in the loss of Omaha was $13,370,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Independent Auditors’ Report thereon, are contained herein on pages 26 through 42 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 43 through 44 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2009 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	67	President & Director

Millie C. Cassidy	64	Vice President & Director

David Weiner	74	Chief Executive Officer

Anita Breslin	53	First Vice President

Robert Leniart	53	Vice President
George N. Tietjen	49	Vice President
Martin Cawley	53	Vice President
Leland J. Roth	46	Treasurer
John H. Zoeller	50	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 28 years of real estate related financial, accounting and reporting experience.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2009, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)
As of December 31, 2009, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,642 Units of Limited Partnership Interest, representing 34.07% of the outstanding number of Units on December 31, 2009. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on October 15, 2009, when the total number of Units held reached 34% of the outstanding number of Units.

(c)	During the year ended December 31, 2009, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $826,573, $851,590 and $734,094 for the years ended December 31, 2009, 2008, and 2007, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2009, 2008 or 2007.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $196,780, $186,594 and $329,174 in 2009, 2008, and 2007, respectively.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha, an affiliate of the Registrant’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2009, 2008 and 2007, the Registrant’s equity interest in the net loss of Omaha was $18,326,000, $13,370,000 and $973,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate was not paid an annual fee in 2009, 2008 or 2007.

Reference is made to Items 10 and 11, and Notes 4, 6, 7, 9 and 12 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $113,000 and $150,000 for the years ended December 31, 2009 and 2008, respectively.  $30,000 of the fees for 2008 were paid to Deloitte & Touche, LLP, the former independent auditor for the Partnership for their review of the 2007 audited financial statements as it related to reclassifications reported to the 2005 Statement of Operations.  Deloitte and Touche , LLP was the auditor for the partnership in 2005.  All of the 2009 and the remaining 2008 fees were paid to Dworken, Hillman, LaMorte & Sterczala, P.C., the current independent auditor for the Partnership.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2009 and 2008 for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $16,000 and $15,000 each for the years ended December 31, 2009 and 2008, respectively.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

  (ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT
                      SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2009 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)
Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 25.  All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

 (b)           Exhibits -
Exhibit
No.        Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)

31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1           Audited Financial Statements of Sentinel Omaha, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: June 10, 2010	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: June 10, 2010	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	June 10, 2010
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	June 10, 2010
John H. Zoeller

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; the registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and

(4)      15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15f for the registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
designed such internal control over financial reporting, caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: June 10, 2010	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)(4)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15f for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) designed such internal control over financial reporting, caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 10, 2010	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John h. Zoeller
Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)    the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), fully  complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: June 10, 2010	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: June 10, 2010	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2009 and 2008	27

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	28

Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2009, 2008 and 2007	29

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	30

Notes to Consolidated Financial Statements	31 – 42

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2009	43-44

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB Partners and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 8 to the consolidated financial statements, the Partnership’s unsecured credit facility matured on February 28, 2009 and the Partnership has not yet been able to arrange a replacement loan, extension or refinancing.  This matter raises substantial doubt about the Partnership’s ability to continue as a going concern.  The general partner’s plans in regard to this matter are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the financial statements referred to above, we audited the supplemental financial statement schedule listed in the foregoing table of contents as of December 31, 2009 and 2008 and for the years then ended.  In our opinion, the supplemental financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.
Shelton, Connecticut
May 20, 2010

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(As Restated)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,524,235	37,488,318
Less - accumulated depreciation	(3,955,187)	(2,973,803)
	37,634,048	38,579,515

Investment in Sentinel Omaha, LLC, net of reserve for fair
value of $4,525,416 at December 31, 2009	-	22,851,207
	37,634,048	61,430,722

Other Assets -
Cash and cash equivalents	148,077	544,241
Other	112,700	93,888

Total assets	$37,894,825	$62,068,851

Liabilities:
Mortgage notes and unsecured loan payable	$38,634,550	$38,806,090
Accounts payable and accrued expenses	196,567	596,737
Tenant security deposits	104,032	101,815

Total liabilities	38,935,149	39,504,642

Partners' Capital (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	(1,021,754)	22,579,734
General partner - 1 unit	(18,570)	(15,525)

Total partners' capital (deficit)	(1,040,324)	22,564,209

Total liabilities and partners' capital (deficit)	$37,894,825	$62,068,851

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
		(As Restated)	(As Restated)
	2009	2008	2007
Revenues:
Base rental income	$3,023,526	$2,901,867	$2,946,866
Other rental income	959,854	846,950	947,417
Interest on short-term investments and other	165	11,120	498,599

Total revenues	3,983,545	3,759,937	4,392,882

Expenses:
Real estate operating expenses	557,015	596,053	722,016
Interest on mortgage notes and unsecured loan payable	1,493,958	2,025,406	1,505,580
Depreciation and amortization	1,001,891	1,036,588	1,022,074
Real estate taxes	649,996	601,474	626,286
Management fees	826,573	851,590	734,094
Other	207,438	195,877	176,466

Total expenses	4,736,871	5,306,988	4,786,516

Loss from operations	(753,326)	(1,547,051)	(393,634)

Equity in net loss of investment	(18,325,791)	(13,369,669)	(972,787)

Reserve for value of investment	(4,525,416)	-	-

Loss from continuing operations	(23,604,533)	(14,916,720)	(1,366,421)

Loss from discontinued operations	-	-	(41,631)

Net gain on sale of investment in real estate property	-	-	2,518,418

Net (loss) income	(23,604,533)	(14,916,720)	1,110,366

(Loss) income allocated to general partner	(3,045)	(1,924)	143

(Loss) income allocated to limited partners	$(23,601,488)	$(14,914,796)	$1,110,223

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(3,044.57)	$(1,923.99)	$(176.24)

Discontinued operations (including gain on sale)	$-	$-	$319.46

Net (loss) income	$(3,044.57)	$(1,923.99)	$143.22

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 2009, 2008, and 2007

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2007	7,753	119,968,973	(108,155,436)	28,136,920	39,950,457
Cash distributions	-	-	(2,713,375)	-	(2,713,375)
Net income for the year	-	-	-	1,110,223	1,110,223
Balance, December 31, 2007	7,753	119,968,973	(110,868,811)	29,247,143	38,347,305
Cash distributions	-	-	(852,775)	-	(852,775)
Net loss for the year	-	-	-	(14,914,796)	(14,914,796)
Balance, December 31, 2008	7,753	119,968,973	(111,721,586)	14,332,347	22,579,734
Net loss for the year				(23,601,488)	(23,601,488)
Balance, December 31, 2009	7,753	$119,968,973	$(111,721,586)	$(9,269,141)	$(1,021,754)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2007	1	10,000	(25,904)	2,620	(13,284)
Cash distributions	-	-	(350)	-	(350)
Net income for the year	-	-	-	143	143
Balance, December 31, 2007	1	10,000	(26,254)	2,763	(13,491)
Cash distributions	-	-	(110)	-	(110)
Net loss for the year	-	-	-	(1,924)	(1,924)
Balance, December 31, 2008	1	10,000	(26,364)	839	(15,525)
Net loss for the year	-	-	-	(3,045)	(3,045)
Balance, December 31, 2009	1	$10,000	$(26,364)	$(2,206)	$(18,570)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities:
Net (loss) income	$(23,604,533)	$(14,916,720)	$1,110,366
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Net gain on sale of investment in real estate property	-	-	(2,518,418)
Equity in net loss of investment and joint venture	18,325,791	13,369,669	972,787
Reserve for fair value of investment	4,525,416	-	-
Depreciation and amortization	1,001,891	1,036,588	1,056,132
Net (decrease) in deferred revenue	-	-	(23,314)
Net (increase) decrease in operating assets	(39,319)	18,911	139,509
Net increase (decrease) in operating liabilities	(400,170)	360,714	(152,643)
Net increase in tenant security deposits	2,217	-	-

Net cash (used in) provided by operating activites	(188,707)	(130,838)	584,419

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	-	-	15,085,446
Investment in Sentinel Omaha, LLC	-	-	(37,200,000)
Decrease in cash held in escrow	-	-	24,112
Purchase of marketable securities	-	-	(19,999,226)
Proceeds from sale of marketable securities	-	-	32,998,424
Capital additions to real estate owned	(35,917)	(14,102)	(423,873)

Net cash used in investing activites	(35,917)	(14,102)	(9,515,117)

Cash Flows From Financing Activities:
Proceeds of bank loan	-	-	22,000,000
Repayments of mortgage notes payable	-	-	(9,427,012)
Principal payments on mortgage notes payable	(171,540)	(137,086)	(192,105)
Payment of deferred financing cost	-	-	(56,650)
Distributions paid to partners	-	(852,885)	(2,713,725)

Net cash provided by (used in) financing activities	(171,540)	(989,971)	9,610,508

Net change in cash and cash equivalents	(396,164)	(1,134,911)	679,810

Cash and cash equivalents at beginning of year	544,241	1,679,152	999,342

Cash and cash equivalents at end of year	$148,077	$544,241	$1,679,152

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,412,275	$1,940,925	$1,812,747

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

    Building and Improvements     5 to 40 years
    Furnishings              5 to 7 years

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2009 is estimated to be fully realizable.

(e)	Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.
(f)	For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.
(g)
The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value.   Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.  (see Note 7)

(h)
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

(m)	Certain prior year amounts have been reclassified to conform with the current year presentation (see Notes 2 and 3).

(2)    RECLASSIFICATIONS
As of December 18, 2008, the Partnership designated Eagle Lake Business Center IV as real estate held for sale.  Accordingly, this property was included in real estate held for sale on the consolidated balance sheets as of December 31, 2008.  Assets and liabilities of this property was reflected as other assets and liabilities in discontinued operations on the consolidated balance sheets and its results of operations was reflected as income (loss) from discontinued operations on the consolidated statements of operations.

During 2009 the Partnership terminated marketing the property for sale.  As of December 31, 2009, the Partnership re-designated Eagle Lake Business Center IV as a component of continuing operations.  The consolidated financial statements as of December 31, 2009 and for the years ended December 31, 2008 and 2007, as amended, have been retrospectively adjusted to reflect this reclassification as follows:

	December 31, 2008

	As	To reflect reclassification	As
	originally	back to continuing operations	retrospectively
	reported	as of December 31, 2009	adjusted
Assets:
Investments -
Real estate, at cost
Land	$ 3,595,000	$ 470,000	$ 4,065,000
Buildings, furnishings and improvements	32,771,710	4,716,608	37,488,318
Less - accumulated depreciation	(2,166,282)	(807,521)	(2,973,803)
	34,200,428	4,379,087	38,579,515

Real estate held for sale	4,379,087	(4,379,087)	-
Investment in Sentinel Omaha, LLC	22,851,207	-	22,851,207
	61,430,722	-	61,430,722
Other Assets -
Cash and cash equivalents	544,241	-	544,241
Other	88,561	5,327	93,888

Total assets	$ 62,063,524	$ 5,327	$ 62,068,851

Liabilities:
Mortgage notes and unsecured loan payable	$ 38,806,090	$ -	$ 38,806,090
Accounts payable and accrued expenses	556,892	39,845	596,737
Tenant security deposits	25,580	76,235	101,815
Other liabilities in discontinued operations	110,753	(110,753)	-

Total liabilities	39,499,315	5,327	39,504,642

Partners' Capital:
Limited partner - 7,753 units	22,579,734	-	22,579,734
General partner - 1 unit	(15,525)	-	(15,525)

Total partners' capital	22,564,209	-	22,564,209

Total liabilities and partners' capital	$ 62,063,524	$ 5,327	$ 62,068,851

	For the Year Ended December 31, 2008

	As	To reflect reclassification	As
	originally	back to continuing operations	retrospectively
	reported	as of December 31, 2009	adjusted
Revenues:
Rental income	$2,417,825	$484,042	$2,901,867
Other rental income	462,118	384,832	846,950
Interest on short-term investments and other	11,120	-	11,120

Total revenues	2,891,063	868,874	3,759,937

Expenses:
Real estate operating expenses	450,521	145,532	596,053
Interest on mortgage notes and unsecured
loan payable	2,022,608	2,798	2,025,406
Depreciation and amortization	903,550	133,038	1,036,588
Real estate taxes	326,776	274,698	601,474
Management fees	851,590	-	851,590
Other	195,454	423	195,877

Total expenses	4,750,499	556,489	5,306,988

Loss from operations	(1,859,436)	312,385	(1,547,051)
Equity in net loss of investment	(13,369,669)	-	(13,369,669)

Loss from continuing operations	(15,229,105)	312,385	(14,916,720)
Income from discontinued operations	312,385	(312,385)	-

Net loss	(14,916,720)	-	(14,916,720)

Loss allocated to general partner	(1,924)	-	(1,924)
Loss allocated to limited partners	$(14,914,796)	$-	$(14,914,796)

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$(1,964.29)	$40.29	$(1,923.99)
Discontinued operations (including gain on sale)	$40.29	$(40.29)	$-
Net Loss per unit of Limited Partnership Interest	$(1,923.99)	$-	$(1,923.99)

	For the Year Ended December 31, 2007

	As	To reflect reclassification	As
	originally	back to continuing operations	retrospectively
	reported	as of December 31, 2009	adjusted
Revenues:
Rental income	$ 2,396,507	$ 550,359	$ 2,946,866
Other rental income	660,038	287,379	947,417
Interest on short-term investments and other	501,395	(2,796)	498,599

Total revenues	3,557,940	834,942	4,392,882

Expenses:
Real estate operating expenses	591,819	130,197	722,016
Interest on mortgage notes and
unsecured loan payable	1,505,580	-	1,505,580
Depreciation and amortization	873,711	148,363	1,022,074
Real estate taxes	446,514	179,772	626,286
Management fees	734,094	-	734,094
Other	174,816	1,650	176,466

Total expenses	4,326,534	459,982	4,786,516

Loss from operations	(768,594)	374,960	(393,634)
Equity in net loss of investment	(972,787)	-	(972,787)

Loss from continuing operations	(1,741,381)	374,960	(1,366,421)
Income (loss) from discontinued operations	333,329	(374,960)	(41,631)
Net gain on sale of investment in real estate property	2,518,418	-	2,518,418

Net income	1,110,366	-	1,110,366

Income allocated to general partner	143	-	143
Income allocated to limited partners	$ 1,110,223	$ -	$ 1,110,223

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$ (224.61)	$ 48.36	$ (176.24)
Discontinued operations (including gain on sale)	$ 367.82	$ (48.36)	$ 319.46
Net income per unit of Limited Partnership Interest	$ 143.22	$ -	$ 143.22

(3) ADJUSTMENT TO PRIOR PERIOD
In March 2009, Registrant was informed by the manager of Omaha that Omaha’s 2008 financial statements included a cumulative effect of a change in accounting principle that, as a result of Registrant’s early adoption in 2007 of Financial Accounting Standards No. 159, as codified in Accounting Standards Codification Topic 825, required Registrant to amend our 2007 financial statements. The change affected the estimated fair value of the mortgage notes, bonds and credit facilities payable reported on the consolidated statement of assets, liabilities and members’ equity for Omaha and the net unrealized depreciation on fair value of mortgage notes and bonds reported on the consolidated statement of operations for Omaha.  The net effect of this change to the financial statements of the Partnership for 2007 is as follows:

1)	On the Consolidated Statement of Operations an increase in Equity in Net Loss of Investments of $732,399.

(4) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner.  Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $826,573, $851,590, and $734,094, for the years ended December 31, 2009, 2008, and 2007, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2009, 2008 or 2007.

(5) INVESTMENTS IN REAL ESTATE
During 2009 and 2008, the Partnership owned an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2009 and 2008:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/09	12/31/08

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,186,608

Warehouse distribution properties	2	2005-06	596,605 sf	36,319,107	36,366,710

Total cost				41,589,235	41,553,318

Less: Accumulated depreciation				(3,955,187)	(2,973,803)

Net book value				$37,634,048	$38,579,515

 (6) REAL ESTATE TRANSACTIONS
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

(7) INVESTMENT SENTINEL OMAHA, LLC

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which currently owns 25 multifamily properties and 1 industrial property in 17 markets.  Omaha is an affiliate of the Partnership’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively for a total investment of $37,200,000 representing a thirty percent ownership interest in Omaha. The Omaha annual audited financial statements are filed as an exhibit to the Partnership's annual form 10-K filed with the SEC.

With respect to its investment in Omaha, the Registrant elected to early adopt SFAS No. 159, as codified in Accounting Standards Codification Topic 825.  Accordingly, the investment is presented at fair value.  Early adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Registrant’s investment from its inception.

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009.

Balance Sheet	2009	2008

Investment in real estate properties, at fair value	$355,200	$444,500
Other assets	13,787	15,156
Debt	(344,361)	(373,035)
Other liabilities	(9,541)	(10,429)
Members' equity	$15,085	$76,192

Statement of Operations	2009	2008	2007

Rent and other income	$50,119	$54,555	$17,105
Real estate operating expenses	(28,131)	(30,257)	(8,276)
Other income and expenses	(19,705)	(22,425)	(7,639)
Net unrealized losses	(63,923)	(44,755)	(1,960)
Net realized gain (loss) on sale of real estate properties	533	(1,683)	-
Loss on sale of securities	-	-	(31)

Net loss	$(61,107)	$(44,565)	$(801)

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

Estimated fair value is based on the criteria outlined in Financial Accounting Standards Board Accounting Standard Codification No. 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10).  ASC 820-10 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820-10 are described below:

 Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

 Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

 Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

Estimated fair value calculations were prepared by Omaha's management utilizing Level 3 inputs.

Further, the investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha’s operations and therefore control does not vest in the Registrant.  Were the Partnership deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

Under the terms of the loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 5.85% to LIBOR plus 3.86%, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid.  As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2009.

(8) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
			Installment	Amount Due
Property	Interest Rate	Maturity Date	Payments	at Maturity	2009	2008

Lino Lakes (a)	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Ambassador Drive (b)	5.880%	October, 2010	554,178	6,508,785	6,634,550	6,806,090
					16,634,550	16,806,090

Bank Loan:
Unsecured (c )					22,000,000	22,000,000

					$38,634,550	$38,806,090

(a) Annual installment payments include interest only.

(b) Annual installment payments include principal and interest.  The mortgage matures in October 2010.  The Partnership has begun discussions with potential lenders to refinance the existing mortgage.  There can be no assurance that Registrant will be able to obtain a new loan to satisfy the existing mortgage nor obtain an extension of the existing mortgage beyond the maturity date.  The Partnership may have to market the property for a sale in order to pay off the existing mortgage.

(c) On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, which matured on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus 1.95%.  The outstanding amount of the loan at December 31, 2009 and 2008 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota which is currently unencumbered.  The holder of the unsecured debt formally extended the maturity to February 28, 2009 and had entered into discussions as to terms for extending the debt on a longer term basis. On July 1, 2009 Registrant received written notice from the holder of the Loan which makes demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law. The holder and Registrant continue to discuss options for curing the default. There can be no assurance that the holder will offer such options or that the Partnership will be able to comply with the terms offered and conditions imposed by the holder in exchange for such options. This matter raises substantial doubt regarding the Partnership’s ability to continue as a going concern.

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2010	$ 28,634,550
2011	-
2012	-
2013	-
2014	-
Thereafter	10,000,000

Total	$ 38,634,550

(9) LEASE EXTENSION
On January 9, 2009, the Registrant signed an amendment to extend the lease with the sole tenant at the Maple Grove, MN property. The extension is for two years to July 31, 2015 and requires annual rent payments of $622,157 and $640,864 for the first and second years, respectively.  The Registrant paid an affiliate $41,001 as a leasing commission for procuring the lease extension.

(10) QUARTERLY FINANCIAL INFORMATION – UNAUDITED

			Loss from	Equity Income
		Loss from	Operations	(Loss) on
Year ended December 31, 2009	Revenues	Operations	Per Unit	Investment

First Quarter	$963,090	$(163,476)	$(21.09)	$(5,942,376)
Second Quarter	1,075,899	(77,077)	(9.94)	1,939,415
Third Quarter	965,416	(121,252)	(15.64)	(4,636,927)
Fourth Quarter	979,140	(391,521)	(50.50)	(9,685,903)

Year ended December 31, 2008

First Quarter	$920,343	$(403,746)	$(52.08)	$(1,586,091)
Second Quarter	929,701	(346,030)	(44.63)	970,810
Third Quarter	876,354	(370,999)	(47.85)	589,813
Fourth Quarter	1,033,539	(426,276)	(78.39)	(13,344,201)

(11) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Net income (loss) for financial reporting purposes	$(23,604,533)	$(14,916,720)	$1,110,366

Adjustment to net gain on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	(1,237,500)	1,130,134	654,693

Difference between tax and financial statement equity in net
loss of joint venture	19,396,228	7,236,549	156,664

Difference between tax and financial statement depreciation	(288,857)	(321,619)	(395,676)

Net income (loss) for Federal income tax reporting purposes	$(5,734,662)	$(6,871,656)	$1,526,047

Net ordinary loss for Federal income tax reporting purposes:	$(4,657,114)	$(6,871,656)	$(1,637,863)
Net capital (Sec. 1231) gain (loss) for Federal income tax reporting purposes:	(1,077,548)	-	3,173,110
Short-term capital gain	-	-	(9,200)

	$(5,734,662)	$(6,871,656)	$1,526,047

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2009 and 2008, the tax bases of the Partnership's assets and liabilities were approximately $52,981,874 and $62,068,851 of assets, and $38,935,149 and $39,504,639 of liabilities, respectively.

(12) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2009, 2008 and 2007 billings to the Partnership amounting to $196,780, $186,594 and $329,174, respectively, and are included in real estate operating expenses.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $0 in 2009, 2008, and 2007, respectively, and is based upon the trust company's standard rate schedule.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents and mortgage notes payable. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes payable is estimated to be  $38,581,739and $37,674,035 at December 31, 2009 and 2008, respectively.

(14) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2010 are $3,077,206 for 2010; $3,106,946 for 2011; $3,137,322 for 2012; $3,176,485 for 2013; $3,243,733 for 2014; and $21,011,539 thereafter.

Pursuant to the original investment agreement, the Registrant may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.  In addition, the Registrant shall not have any liability to restore any negative balance in its capital account.

Pursuant to the original investment agreement, the Registrant may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.  In addition, the Registrant shall not have any liability to restore any negative balance in its capital account.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$556,743

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	-
Illinois -
Naperville (175 Ambassador Drive)	6,634,550	2,080,000	18,851,262	20,931,262	112,455

	$16,634,550	$4,065,000	$36,855,037	$40,920,037	$669,198

Column A		Column E		Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,800,128	$5,270,128	$948,605

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,760,390	15,275,390	1,504,531
Illinois -
Naperville (175 Ambassador Drive)	2,080,000	18,963,717	21,043,717	1,502,051

	$4,065,000	$37,524,235	$41,589,235	$3,955,187

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2009

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years
Illinois -
Naperville (175 Ambassador Drive)	1995	Nov 2006	7 to 39 years

NOTES TO SCHEDULE III:

		2009	2008	2007

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$41,553,318	$41,539,216	$55,986,587
	Additions -
	Acquisitions	0	0	0
	Cost of improvements	35,917	14,102	423,873

	Deductions -
	Sales	0	0	(14,871,244)

	Balance at end of year	$41,589,235	$41,553,318	$41,539,216

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$2,973,803	$2,000,624	$3,317,024
	Additions -
	Depreciation expense for the year	981,384	973,179	987,816

	Deductions -
	Sales	0	0	(2,304,216)

		$3,955,187	$2,973,803	$2,000,624

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$-	$-	$41,408,208

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$-	$-	$2,544,257