Form 10-Q
period 2010-06-30
SB PARTNERS
filed 2010-09-03
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 207, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “small reporting company”.in Rule 12b-2 of the Exchange Act.
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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the six months ended June 30, 2010	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13 – 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets:
Investments -
Real estate, at cost
Land	$4,065,000	$4,065,000
Buildings, furnishings and improvements	37,410,285	37,524,235
Less - accumulated depreciation	(4,443,491)	(3,955,187)
	37,031,794	37,634,048

Investment in Sentinel Omaha, LLC, net of reserve for fair
value of $2,989,969 and $4,525,416 at June 30, 2010 and
December 31, 2009, respectively	-	-
	37,031,794	37,634,048

Other Assets -
Cash and cash equivalents	404,769	148,077
Other	55,247	112,700

Total assets	$37,491,810	$37,894,825

Liabilities:
Mortgage notes and unsecured loan payable	$38,551,498	$38,634,550
Accounts payable and accrued expenses	165,490	196,567
Tenant security deposits	104,032	104,032

Total liabilities	38,821,020	38,935,149

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(1,310,603)	(1,021,754)
General partner - 1 unit	(18,607)	(18,570)

Total partners' deficit	(1,329,210)	(1,040,324)

Total liabilities and partners' deficit	$37,491,810	$37,894,825

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Base rental income	$769,946	$748,958	$1,537,177	$1,498,537
Other rental income	303,747	326,857	499,659	540,298
Interest	-	84	-	154

Total revenues	1,073,693	1,075,899	2,036,836	2,038,989

Expenses:
Real estate operating expenses	130,238	168,156	283,431	320,624
Interest on mortgage notes & unsecured loan payable	367,562	378,735	729,774	751,557
Depreciation and amortization	248,936	248,462	498,557	496,924
Real estate taxes	161,721	162,497	301,052	324,998
Management fees	212,028	213,000	432,700	426,172
Other	40,304	15,386	80,208	25,787

Total expenses	1,160,789	1,186,236	2,325,722	2,346,062

Loss from operations	(87,096)	(110,337)	(288,886)	(307,073)

Equity in net income (loss) of investment	-	1,939,415	-	(4,002,961)

Net income (loss)	(87,096)	1,829,078	(288,886)	(4,310,034)

Income (loss) allocated to general partner	(11)	236	(37)	(556)

Income (loss) allocated to limited partners	$(87,085)	$1,828,842	$(288,849)	$(4,309,478)

Earnings (loss) per unit of limited partnership interest
(basic and diluted)

Net income (loss)	$(11.23)	$235.92	$(37.26)	$(555.92)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

For the six months ended June 30, 2010 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2010	7,753	$119,968,973	$(111,721,586)	$(9,269,141)	$(1,021,754)
Net loss				(288,849)	(288,849)
Balance, June 30, 2010	7,753	$119,968,973	$(111,721,586)	$(9,557,990)	$(1,310,603)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings	Total

Balance, January 1, 2010	7,753	$10,000	$(26,364)	$(2,206)	$(18,570)
Net loss	-	-	-	(37)	(37)
Balance, June 30, 2010	7,753	$10,000	$(26,364)	$(2,243)	$(18,607)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(288,886)	$(4,310,034)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in net loss of investment	-	4,002,961
Depreciation and amortization	498,557	496,924
Net decrease (increase) in operating assets	47,200	615
Net increase in operating liabilities	(31,077)	(208,022)

Net cash provided by (used in ) operating activites	225,794	(17,556)

Cash Flows From Investing Activities:
Capital reimbursements from (additions to) real estate owned	113,950	(43,586)

Net cash provided by (used in) investing activites	113,950	(43,586)

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	(83,052)	(91,152)

Net cash used in financing activities	(83,052)	(91,152)

Net change in cash and cash equivalents	256,692	(152,294)

Cash and cash equivalents at beginning of year	148,077	544,241

Cash and cash equivalents at end of year	$404,769	$391,947

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$729,774	$751,557

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

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2009.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2010, the Partnership owns an industrial flex property in Maple Grove, Minnesota and warehouse distribution centers in Lino Lakes, Minnesota and Naperville, Illinois.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2010 and December 31, 2009:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2010	12/31/2009

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,270,128

Warehouse distribution properties	2	2005-06	596,605 sf	36,205,157	36,319,107

Total cost				41,475,285	41,589,235

Less: Accumulated depreciation				(4,443,491)	(3,955,187)

Investment in real estate				$37,031,794	$37,634,048

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

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the six months ended June 30, 2010 and December 31, 2009.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2010	December 31, 2009

Investment in real estate, net	$343,425	$355,200
Other assets	9,707	13,787
Debt	(337,669)	(344,361)
Other liabilities	(5,496)	(9,541)
Member's Equity	$9,967	$15,085

	(Unaudited)
Statement of Operations	June 30, 2010

Rent and other income	$23,085
Real estate operating expenses	(12,408)
Other income and expenses	(8,543)
Unrealized losses	(4,540)
Realized loss on sale of real estate property	(2,712)

Net loss	$(5,118)

 (4)  MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2010	2009

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000
Ambassador Drive	5.880%	October, 2010	554,178	(b)	6,508,785	6,551,498	6,634,550

Bank Loan:
Unsecured (c )						22,000,000	22,000,000
						$38,551,498	$38,634,550

(a)       Annual installment payments include interest only.
(b)      Annual installment payments include principal and interest.
(c)      On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank in the amount of $22,000,000, that matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95%. The outstanding amount of the Loan at June 30, 2010 was $22,000,000.  The holder of the Loan formally extended the maturity to February 28, 2009 and had entered into discussions as to terms for extending the Loan on a longer term basis. On July 1, 2009 the Partnership received written notice from the holder of the Loan which made demand for the immediate payment of the Loan.  If the outstanding obligation is not paid, the holder may initiate appropriate action to collect the outstanding obligations, including enforcement of its rights and remedies under the loan documents or applicable law. The holder and Partnership continue to discuss options for curing the default. There can be no assurance that the holder will offer such options or that the Partnership will be able to comply with the terms offered and conditions imposed by the holder in exchange for such options. This matter raises substantial doubt regarding the Partnership’s ability to continue as a going concern.

ITEM 2.                                                                                                                MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

General

  The consolidated financial statements for the three and six months ended June 30, 2010 and 2009, reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.

Results of Operations

Total revenues from operations for the three months ended June 30, 2010 declined slightly by $2,000 to approximately $1,074,000 as compared to approximately $1,076,000 for the three months ended June 30, 2009.  Base rental income increased $21,000 to approximately $770,000 for the three months ended June 30, 2010 as compared to approximately $749,000 for the three months ended June 30, 2009.  This increase was offset by a decrease of $23,000 in other rental income to approximately $304,000 for the three months ended June 30, 2010 as compared to approximately $327,000 for the same period in 2009.

Total revenues from  operations for the six months ended June 30, 2010 also declined slightly by $2,000 to approximately $2,037,000 from approximately $2,039,000 for the six months ended June 30, 2009.  Base rental income increased $38,000 to approximately $1,537,000 for the six months ended June 30, 2010 as compared to approximately $1,499,000 for the six months ended June 30, 2009.  This increase was offset by a decrease of $40,000 in other rental income to approximately $500,000 for the six months ended June 30, 2010 as compared to approximately $540,000 for the same period in 2009. Base rent increased for the three and six month periods ended June 30, 2010 as compared to the same period for 2009 due to scheduled rent increases for the tenants at Registrant’s three wholly owned properties.  Other income declined due to lower other income received at the Maple Grove, Minnesota property.

Net loss worsened $1,916,000 to a loss of approximately $87,000 for the three months ended June 30, 2010, as compared to an approximate income of $1,829,000 for the three months ended June 30, 2009. Net loss improved $4,021,000 to a loss of approximately $289,000 for the six months ended June 30, 2010, as compared to an approximate loss of $4,310,000 for the six months ended June 30, 2009.  The multifamily market continues to suffer from the effects of the national debt crisis.  Potential buyers for multifamily properties are still struggling with wide spreads on lending rates, lower loan to value ratio requirements and far stricter credit terms. Even quality borrowers have limited financing available. This led to an increase in capitalization rates during 2008 which had pushed values down.  During 2009, capitalization rates continued to increase which led to further declines in value.  The stagnant national economy has kept unemployment higher and prevented economic growth in most markets in which Omaha owns properties which had a negative effect on rental apartment operations during 2009.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down in the value of its real estate portfolio of approximately $69,749,000 (15%) for the twelve months ended December 31, 2009 in addition to the approximately $58,203,000 (10%) write-down recorded in 2008.  During the first six months of 2010, Omaha reported a further decline in value although the decline was lower than reported during 2008 and 2009.  Under the terms of the unsecured loan extensions Omaha signed effective July 1, 2009 and February 1, 2010, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet since September 30, 2009.  For the six months ended June 30, 2010, Registrant’s loss in equity from its investment in Omaha was approximately $1,535,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the six months ended June 30, 2010.  As a result, Registrant reported a net zero loss from equity in investment in Omaha for the six months ended June 30, 2010.

Total expenses from operations for the three months ended June 30, 2010, decreased approximately $25,000 to approximately $1,161,000 from approximately $1,186,000 for the three months ended June 30, 2009 due to lower interest expense and lower real estate operating expenses partially offset by higher professional fees.  Total expenses from operations for the six months ended June 30, 2010, decreased approximately $20,000 to approximately $2,326,000 from approximately $2,346,000 for the six months ended June 30, 2009 due to lower interest expense, lower real estate taxes and lower real estate operating expenses partially offset by higher professional fees.

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

Liquidity and Capital Resources

As of June 30, 2010, the Registrant had cash and cash equivalents of approximately $405,000. These balances are approximately $257,000 higher than cash and cash equivalents held on December 31, 2009.  Operating activities from the three wholly owned properties less mortgage principal payments made on the mortgage related to the Naperville, IL. property increased cash and cash equivalents during the six months ended June 30, 2010. In addition, Registrant received a reimbursement for a prior year capital addition related to the Naperville, IL. property

Total outstanding debt at June 30, 2010, consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by Registrant’s property located in Lino Lakes, Minnesota, $6,551,498 non-recourse first mortgage note due in October 2010 secured by Registrant’s property located in Naperville, IL and $22,000,000 under an unsecured credit facility (see Note 4 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued management fees.

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

Registrant has a $6,551,498 mortgage secured by the property located in Naperville, IL.  The mortgage matures in October 2010.  Registrant has begun discussions with potential lenders to refinance the existing mortgage.  There can be no assurance that Registrant will be able to obtain a new loan to satisfy the existing mortgage nor obtain an extension of the existing mortgage beyond the maturity date.  Registrant may have to market the property for a sale in order to pay off the existing mortgage.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2010, decreased $26,000 to approximately $295,000 from approximately $321,000 for the three months ended June 30, 2009.  Other income was lower due to higher operating expense reimbursements received in 2009.  Operating expense reimbursements from the tenant is partially related to the increase or decrease in operating expenses paid in the prior year.  Rental income was higher in 2010 as the tenant received a scheduled rent increase. Net income, which includes deductions for depreciation, decreased $14,000 for the three months ended June 30, 2010 to approximately $190,000 from approximately $204,000 for the three months ended June 30, 2009 due primarily to lower total revenues partially offset by lower operating expenses.  During the three months ended June 30, 2010 Eagle Lake reported lower real estate taxes and lower utility costs.

Total revenues for the six months ended June 30, 2010, decreased $22,000 to approximately $506,000 from approximately $528,000 for the six months ended June 30, 2009.  Other income was lower due to higher operating expense reimbursements received in 2009.  Operating expense reimbursements from the tenant is partially related to the increase or decrease in operating expenses paid in the prior year.  Rental income was higher in 2010 due to a scheduled rent increase for the tenant. Net income, which includes deductions for depreciation, decreased $20,000 for the six months ended June 30, 2010 to approximately $260,000 from approximately $280,000 for the six months ended June 30, 2009 due primarily to lower total revenue partially offset by lower operating expenses.  During the six months ended June 30, 2010 Eagle Lake reported lower real estate taxes and lower utility costs but higher professional fees. During 2010 Eagle Lake recorded professional fees related to the marketing of Eagle Lake IV for a sale during 2009.  The marketing process was discontinued in late 2009 and Eagle Lake IV was reclassified as a component of continuing operations.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2010 increased $20,000 to approximately $428,000 as compared to approximately $408,000 for the three months ended June 30, 2009.  Total revenues were higher due to higher rental income combined with higher other income.  Rental income was higher due to a scheduled increase in base rent.  Other income was higher in 2010 due to higher real estate tax expenses charged back to the tenant.  Net income, which includes deductions for interest expense and depreciation, increased $11,000 for the three months ended June 30, 2010 to approximately $40,000 as compared to approximately $29,000 for the three months ended June 30, 2009.  Net income increased primarily due to higher total revenues partially offset by higher real estate tax expense.

Total revenues for the six months ended June 30, 2010 increased $12,000 to approximately $825,000 as compared to approximately $813,000 for the six months ended June 30, 2009.  Total revenues were higher due to higher rental income partially offset by lower other income.  Rental income was higher due to a scheduled increase in base rent.  Other income was lower in 2010 due to lower real estate tax expenses charged to the tenant.  Net income, which includes deductions for interest expense and depreciation, increased $29,000 for the six months ended June 30, 2010 to approximately $90,000 as compared to approximately $61,000 for the six months ended June 30, 2009.  Net income increased primarily due to higher total revenues combined with lower real estate tax expense.

175 Ambassador Drive (Naperville, Illinois)

        Total revenues for the three months ended June 30, 2010, increased slightly by $5,000 to approximately $351,000 from approximately $346,000 for the three months ended June 30, 2009 due to a scheduled rent increase.  Net income, which includes deductions for interest and depreciation, for the three months ended June 30, 2010 increased $13,000 to approximately $101,000 from approximately $88,000 for the three months ended June 30, 2009 due primarily to an increase in total revenues combined with decreases in interest expense.

        Total revenues for the six months ended June 30, 2010, increased slightly by $10,000 to approximately $707,000 from approximately $697,000 for the six months ended June 30, 2009 due to a scheduled rent increase combined with higher other income.  Net income, which includes deductions for interest and depreciation, for the six months ended June 30, 2010 increased $20,000 to approximately $202,000 from approximately $182,000 for the six months ended June 30, 2009 due primarily to an increase in total revenues combined with a decrease in interest expense and repairs and maintenance expense.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc. (“AFAI”) in a transaction valued at $532 million, including the assumption of outstanding debt and excluding transaction costs.  At the time of the acquisition, AFAI’s portfolio was comprised of 31 apartment communities and one office complex.  As of June 30, 2010, Omaha has sold eight of the 31 apartment communities to further its continuing goal of reducing the level of its debt obligations.

Comparison of three months ended June 30, 2010 to June 30, 2009:

Total revenues for the three months ended June 30, 2010 were approximately $11,576,000 as compared to approximately $12,944,000 for 2009.  Revenues decreased for 2010 as compared to 2009 due to the sale of two properties in July 2009 as well as a third property in March 2010.

Income before deductions for unrealized losses was $1,130,000 for 2010 as compared to $851,000 for 2009.  The primary reason income before deductions for unrealized losses increased for 2010 as compared to 2009 was lower interest expense due to lower variable rates as well as lower operating expenses. Operating expenses were lower due to the sales of three properties.  Major expenses for the three months ended June 30, 2010 included $4,113,000 for interest expense, $1,271,000 for repairs and maintenance, $1,551,000 for payroll and $1,136,000 for real estate taxes.  During the three months ended June 30, 2010, Omaha reported unrealized net income of approximately $1,058,000 from the valuation of its real estate portfolio and its related mortgages.  For the three months ended June 30, 2010, the Registrant’s equity interest in the income of Omaha was approximately $657,000. For the three months ended June 30, 2009, the Registrant’s equity interest in the income of Omaha was approximately $1,939,000.

Comparison of six months ended June 30, 2010 to June 30, 2009:

Total revenues for the six months ended June 30, 2010 were approximately $23,085,000 as compared to $26,091,000 for 2009. Revenues decreased for 2010 as compared to 2009 due to the sale of two properties in July 2009 and the sale of a third property in March 2010.

Income before deductions for unrealized losses and realized losses was $2,134,000 for the six months ended June 30, 2010 as compared to $2,305,000 for 2009.  The primary reason income before deductions for unrealized losses and realized losses decreased for 2010 as compared to 2009 was due to lower net operating income due to the sale of two properties in July 2009 and the sale of one property in March 2010. During the six months ended June 30, 2010, Omaha reported unrealized net losses of approximately $4,540,000 from the valuation of its real estate portfolio and  its related mortgages as compared to net unrealized losses of $15,657,000 for 2009. During the six months ended June 30, 2010, Omaha reported a realized net loss of approximately $2,712,000 from the sale of one property.  For the six months ended June 30, 2010, the Registrant’s equity interest in the losses of Omaha was approximately $1,535,000.  For the six months ended June 30, 2009, the Registrant’s equity interest in the losses of Omaha was approximately $4,003,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE SIX  MONTHS ENDED JUNE 30, 2010

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

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2010 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 – Incorporated herein.

Exhibit 32 – Incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: September 3, 2010	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: September 3, 2010	By:	/s/ John H. Zoeller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: September 3, 2010	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

John H. Zoeller, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SB Partners;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: September 3, 2010	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: September 3, 2010	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: September 3, 2010	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer