Form 10-K
period 2010-12-31
SB PARTNERS
filed 2011-06-17
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those sections.  [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  [   ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [  ]

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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2010, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution property in Lino Lakes, Minnesota.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2010 owned 24 multifamily properties in 17 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December 31, 2010.  However, Omaha invests primarily in the multifamily market.  During 2010, due largely to low borrowing rates, capitalization rates started to decline in the latter half of the year which has led to an increase in values.  The stagnant national economy had caused unemployment to remain higher and prevented economic growth in most markets where Omaha owns properties which had a negative effect on rental apartment operations during 2009 and early 2010.  However, during the latter half of 2010, most of Omaha’s markets reported improved although slow job growth and lower unemployment.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $69,749,000 (-15%) for the twelve months ended December 31, 2009 in addition to the approximately $58,203,000 (-10%) write-down recorded in 2008.  For 2010, Omaha reported a write-up in the value of its real estate portfolio of approximately $12,450,000 (4%) from $336,300,000 as of December 31, 2009 to $348,750,000 as of December 31, 2010.  The total real estate portfolio value of $336,300,000 as of December 31, 2009 consists of the same properties which makes up Omaha’s portfolio as of December 31, 2010 and exclude the two properties Omaha sold during 2010.  However, Omaha reported that as of December 31, 2010 the combined fair value of its real estate properties is still less than the combined face value of its mortgages and unsecured loan.  Also, under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2010 and 2009.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.

The industrial market also has suffered from the effects of the debt crisis and the slowing economy.  The primary drivers of demand for industrial space continued to be impacted during 2010.  According to a report by CB Richard Ellis, national economic growth continues to be gradual.  Employment continues to be the missing component in sustaining economic recovery and growth in the real estate sector. Registrant owns industrial properties in the Minneapolis Metropolitan Statistical Area (“MSA”).  The Minneapolis industrial market reported higher vacancy rates and lower market rents in 2009 and 2010.  However, many of the active industrial tenants are becoming more willing to commit to longer term leases in an effort to lock-in reduced rental rates.  Industrial construction in the Minneapolis MSA is at a  standstill, providing landlords with some negotiating strength.

Occupancy for the industrial flex portfolio owned by the Registrant remained at 100% during 2010. (Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During the third quarter 2010, Registrant commenced a marketing plan to sell 175 Ambassador Drive in Naperville, Il.  As of September 30, 2010, Registrant designated 175 Ambassador Drive as real estate held for sale.  On November 29, 2010, Registrant executed a contract to sell the property for $19,500,000 to an unrelated buyer in an all cash transaction.  The sale closed on December 3, 2010.  A portion of the sales proceeds were used to pay off the mortgage securing the property. Accordingly, this property was included in real estate held for sale on the consolidated balance sheet as of December 31, 2009.  Assets and liabilities of this property were reflected as other assets and liabilities in discontinued operations on the consolidated balance sheet and its results of operations for 2010, 2009 and 2008 were reflected as income from discontinued operations on the consolidated statements of operations.

Registrant’s $22,000,000 unsecured credit facility (“Loan”) matured October 1, 2008.   The holder of the unsecured debt  (“Holder”) formally extended the maturity to February 28, 2009 and had entered into discussions with Registrant as to options for curing the default.  On July 1, 2009 Registrant received written notice from the Holder of the Loan which made demand for the immediate payment of the Loan. The Holder and Registrant continued to discuss options for curing the default.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement (“Loan Agreement”).  See Item 1A. Debt Servicing and Financing.

Registrant did not make any other direct changes to its portfolio during 2010 or 2009.  However, Omaha sold one multifamily property and its only industrial property in 2010 and sold two multifamily properties in 2009 to further its continuing goal of reducing the level of its debt. Omaha did not acquire any new properties in 2010 or 2009.  As of December 31, 2010, Omaha consists of 24 wholly owned multifamily residential properties.

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

Registrant’s $22,000,000 unsecured credit facility matured October 1, 2008.   The Holder of the Loan formally extended the maturity to February 28, 2009 and had entered into discussions with Registrant as to options for curing the default.  On July 1, 2009 Registrant received written notice from the Holder of the Loan which made demand for the immediate payment of the Loan.  The Holder and Registrant continued to discuss options for curing the default.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement (“Loan Agreement”) on the following terms:

1)
In connection with the execution of the Loan Agreement, Registrant was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570.  The payment was made from proceeds resulting from the sale of 175 Ambassador Drive.  Additional proceeds from the sale were used to pay Holder’s legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed.   The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes (“Note A” and “Note B;” together, the “Notes”).

2)
Note A in the amount of $4,069,570 has a maturity of July 31, 2014.  Registrant has two 1-year options to extend the maturity if certain conditions are satisfied.  Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full.  If extended, Registrant is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 thereafter until paid in full.

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Sentinel Omaha LLC (“Omaha”) pays distributions to Registrant.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

4)
The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments.  Registrant’s obligations under the Notes may be accelerated upon default.

5)
Until Registrant’s obligations under the Notes are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the repayment of Notes while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

6)
Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Notes remain outstanding.

7)
As additional security for Registrant’s payment of its obligations under the Loan Agreement, Registrant, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement (“Eagle IV Security Agreement”) and a Pledge Agreement (“Eagle IV Pledge Agreement”) in favor of  Holder.  The Eagle IV Security Agreement provides Holder with a security interest on Registrant’s property located in Maple Grove, Minnesota (“Eagle IV”) of up to $5,000,000.  The Eagle IV Pledge Agreement pledges to Holder Registrant’s membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV.   Registrant has no other debt obligation secured by Eagle IV.  The Loan Agreement also provides for a negative pledge on Registrant’s remaining properties and investments.

See Registrant’s Form 8-K dated April 29, 2011.

Registrant had a $6,477,001 mortgage secured by the property located at 175 Ambassador Drive which matured on October 5, 2010.  On October 1, 2010, the Registrant executed the Forbearance Agreement related to the mortgage. The holder had agreed not to pursue its rights or remedies between October 5, 2010 and December 30, 2010.  The Registrant continued to make payments to the holder of principal and interest under the original terms of the mortgage and on December 3, 2010, Registrant sold 175 Ambassador Drive and used a portion of the sales proceeds to pay off the mortgage securing the property.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2010.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2010 are as follows:

		Description				Percent Ownership	Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2010	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court (b)	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000

Additional information regarding properties owned by the Registrant:

	2010	2009	2008	2007	2006

Average Occupancy (d)

Holiday Park Apts.(e)	n/a	n/a	n/a	n/a	97.17%
Halton Place Apts. (f)	n/a	n/a	n/a	n/a	96.59%
Le Coeur du Monde Apts. (a)	n/a	n/a	n/a	93.90%	95.97%
Eagle Lake Business Center IV	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (b)	100.00%	100.00%	100.00%	100.00%	100.00%
175 Ambassador Drive (c) (g)	100.00%	100.00%	100.00%	100.00%	100.00%

Effective Annual Rent (d)

Holiday Park Apts. (e) (h)	n/a	n/a	n/a	n/a	$6,583
Halton Place Apts. (f) (h)	n/a	n/a	n/a	n/a	$6,895
Le Coeur du Monde Apts. (a) (h)	n/a	n/a	n/a	$9,026	$9,577
Eagle Lake Business Center IV (i)	$16	$15	$13	$14	$15
435 Park Court (b)(i)	$6	$6	$6	$6	$6
175 Ambassador Drive (c) (i) (g)	$4	$4	$4	$4	$4

(a) Property was sold on April 24, 2007.
(b) Property was purchased on October 5, 2005.
(c) Property was purchased on November 28, 2006.
(d) For period of ownership.
(e) Property was sold on May 2, 2006.
(f) Property was sold on December 20, 2006.
(g) Property was sold December 3, 2010.
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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2010 was 2,727.

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

At various times, the Registrant has generated and distributed cash to the unit holders.  On March 1, 2008, the Registrant made a distribution of $110 per unit, totaling $852,885, to unit holders on record as of December 31, 2007.  In view of the continuing economic downturn and constricting capital markets, the Registrant did not declare a distribution for 2008, 2009 or 2010 in order to begin building cash reserves to respond to future capital needs.  Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		(In Thousands, Except Unit Data)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income Statement Data:
Rental, Interest and Other Revenues	$2,612	$2,582	$2,400	$3,040	$2,886
Operating Expenses, Less Depreciation
and Amortization	(3,161)	(3,222)	(3,739)	(3,189)	(2,570)
Depreciation and Amortization	(493)	(497)	(532)	(519)	(488)

Loss from Operations	(1,042)	(1,137)	(1,871)	(668)	(172)
Equity in Net (Loss) of Investment	(416)	(18,326)	(13,370)	(973)	(26)
Reserve for Value of Investment	416	(4,525)	0	0	0

(Loss) from Continuing Operations	(1,042)	(23,988)	(15,241)	(1,641)	(198)

Income from Discontinued Operations	465	384	324	233	866
(Loss) Gain on Sale of Investments
in Real Estate	(46)	-	-	2,518	12,376

Net Income (Loss)	$(623)	$(23,604)	$(14,917)	$1,110	$13,044

(Loss) from Continuing Operations
per Unit of Partnership Interest:	$(134)	$(3,094)	$(1,966)	$(212)	$(26)

Distributions paid per Unit
of Partnership Interest	$-	$-	$110	$350	$350

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$17,602	$18,092	$18,552	$19,025	$19,212
Real Estate Assets Held for Sale	$-	$19,542	$20,028	$20,514	$33,458
Other Assets in Discontinued Operations	$-	$41	$56	$84	$153
Total Assets	$30,603	$37,895	$62,069	$78,347	$67,013
Mortgage Note and Unsecured Loan Payable	$32,000	$32,000	$32,000	$32,000	$522
Mortgage Note in Discontinued Operations		$6,635	$6,806	$6,943	$16,563
Other Liabilities in Discontinued Operations	$-	$138	$101	$-	$161

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2010, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution center in Lino Lakes, Minnesota.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2010 owns 24 multifamily properties in 17 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2010.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred.  Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components.  If Registrant does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

Registrant's properties are regularly evaluated on a property-by-property basis for impairment.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. If the Partnership incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different from those, if any, in the consolidated financial statements.

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. During 2009 and 2008, Omaha reported significant write-downs of its real estate portfolio of $69,749,000 (-15%) and $58,203,000 (-10%), respectively.  In 2010 Omaha reported a small recovery of the value of its remaining real estate portfolio of $12,450,000 (4%) from $336,300,000 as of December 31, 2009 to $348,750,000 as of December 31, 2010.  The total real estate portfolio value of $336,300,000 as of December 31, 2009 consists of the same properties which makes up Omaha’s portfolio as of December 31, 2010 and exclude the two properties Omaha sold during 2010.  In 2009 and 2010 Registrant reviewed its own analysis of the current and projected financial condition of Omaha.  On July 1, 2009, Omaha executed an extension of its unsecured loan.  The extension, among other items, increased the spread on the interest rate on the unsecured debt by approximately 390 basis points.  However, on April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is

paid.   As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2010 and 2009.  For the year 2010, the Registrant’s interest in the net investment income and realized loss from the sale of properties of Omaha was $1,159,896 and ($4,488,434), respectively.  In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $2,912,198 for 2010.  For the year 2009, the Registrant’s interest in income before net unrealized depreciation and appreciation and realized gain and loss and net realized gain from mortgage notes and the sale of properties of Omaha were $684,929 and $159,952, respectively.  In addition, Registrant’s interest in the net unrealized depreciation of real estate properties, mortgages, and interest rate protection agreements was ($19,177,009) for 2009.  For the year 2008, the Registrant’s interest in income before net unrealized depreciation and appreciation and net realized loss from the sale of properties, mortgage notes and interest rate protection agreements of Omaha were $561,757 and ($504,803), respectively. In addition, Registrant’s interest in the net unrealized depreciation of real estate properties, mortgages and interest rate protection agreements was ($13,426,622) for 2008.

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

Revenue Recognition

Rental income is recognized when earned pursuant to the terms of the leases.  Base rents and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants.  Before Registrant can recognize revenue, it is required to assess, among other things, its collectability.  Registrant continually analyzes the collectability of its revenue and will reserve against its revenue if conditions warrant such action.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Topic 855) – Subsequent Events.  This ASU, which was effective upon issuance, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) – Fair Value Measurement and Disclosures.  This ASU requires additional disclosures about significant transfers into and out of level 1 and 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.  The adoption of this update did not have, and is not expected to have, a material impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2010, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and unsecured loan payable, reflecting the Loan Agreement executed April 29, 2011, are due as follows:

For the year ending December 31,
2011	$11,930,430
2012	-
2013	-
2014	4,069,570
2015	10,000,000
Thereafter	6,000,000

Total	$32,000,000

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, Registrant had cash and cash equivalents of approximately $12,932,000. These balances are approximately $12,784,000 higher than the cash and cash equivalents as of December 31, 2009.   Cash and cash equivalents increased primarily due to the net proceeds generated from the sale of Registrant’s warehouse distribution property located in Naperville, Il. on December 3, 2010. Operating activities combined with a capital improvement reimbursement also increased cash and cash equivalents by approximately $247,000 during 2010.  The aforementioned increases in cash and cash equivalents were slightly reduced by debt principal payments of approximately $154,000 during 2010.  On April 29, 2011, Registrant’s paid $12,539,983 to the holder of the unsecured credit facility as part of replacing the unsecured credit facility with the new loan agreement significantly reducing Registrant’s cash and cash equivalents.

Total outstanding debt at December 31, 2010 consisted of $10,000,000 of a long-term non-recourse first mortgage note, secured by real estate owned by the Registrant due in October 2015 and $22,000,000 under an unsecured credit facility (see Notes 8 and 15 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable and accrued interest on mortgage notes payable.

Registrant’s unsecured credit facility matured October 1, 2008.   The Holder of the unsecured debt formally extended the maturity to February 28, 2009 and had entered into discussions with Registrant as to options for curing the default.  On July 1, 2009 Registrant received written notice from the Holder of the Loan which made demand for the immediate payment of the Loan.  The Holder and Registrant continued to discuss options for curing the default.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement (see Item 1.A., Debt Service and Financing).

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

The downturn in the debt market had led to a significant slowing of the national economy during 2008, 2009 and early 2010.  Companies have contracted or gone out of business leading to an increase in unemployment, significantly in some markets where Omaha owns multifamily properties.  The stagnant economic growth and increase in unemployment has lead to increases in vacancies and lower rental growth during 2008 to mid 2010.  During the latter half of 2010 most of the markets where Omaha has properties have reported an improvement in employment and job growth although only a small improvement.  This combined with a decline in apartment development has led to an increase in average physical and economic occupancy in the Omaha portfolio.  Although the two remaining commercial properties owned by the Registrant are 100% occupied, the stagnant market increases the risk that one or more tenants could default on their lease.  The economic slowdown has increased the amount of vacant industrial space available to leasing prospects and has decreased the pool of potential leasing prospects.  Registrant may require a longer time period to replace one of the tenants at its properties should a default occur.

Registrant did not pay a distribution in 2010 in order to continue building cash reserves to respond to future capital needs.  There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2010 VS. 2009 (As amended to reflect the reclassification discussed in Note 2 to the consolidated financial statements)

Total revenues from continuing operations increased $30,000 to approximately $2,612,000 in 2010 from approximately $2,582,000 in 2009 due to higher rental income and interest income on short term investments partially offset by lower other income.  Rental income increased due to scheduled increases in base rent for each tenant at Registrant’s two remaining wholly owned properties.  The increase in interest income is due to higher cash funds available for short term investment near the end of 2010.  Cash and cash equivalents increased significantly in December 2010 due to the net proceeds generated from the sale of 175 Ambassador Drive.  Other rental income decreased due to lower real estate tax reimbursements at the Lino Lakes property partially offset by higher operating expense reimbursements at Eagle Lake IV.  The decrease in real estate tax reimbursement at Lino Lakes was due to lower tax expense. The increase in operating expense reimbursements from Eagle Lake IV was due to higher tenant charges for operating costs incurred in the prior year.

The Registrant reported a net loss from continuing operations of approximately $1,042,000, an improvement of $22,946,000 as compared to a net loss of approximately $23,988,000 in 2009.   The improvement was primarily the result of the Registrant’s interest in the loss from Omaha.  The net loss of investment reported by Omaha for 2010 was significantly lower than the net loss of investment reported by Omaha in 2009.  In addition, Registrant recorded a charge against earnings in 2009 by reserving 100% of the reported value of Omaha.  Total expenses from continuing operations for 2010 decreased $65,000 to approximately $3,654,000 from approximately $3,719,000 in 2009, primarily due to decreases in real estate taxes, interest expense and other expenses of $48,000, $19,000 and $18,000, respectively. Real estate tax expense decreased by approximately $48,000 due to lower tax assessments for Lino Lakes and Eagle Lake IV.  Interest expense is lower due to lower average float rates applied to the unsecured debt.

In addition, equity in net loss of investments improved $17,910,000 to a loss of approximately $416,000 for 2010 from a loss of approximately $18,326,000 for 2009. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $69,749,000 (-15%) during 2009 in addition to the write-down reported of $58,203,000 (-10%) in 2008.  In 2010 Omaha reported a small recovery of the value of its real estate portfolio of $12,450,000 (4%) from $336,300,000 as of December 31, 2009 to $348,750,000 as of December 31, 2010.  The total real estate portfolio value of $336,300,000 as of December 31, 2009 consists of the same properties which makes up Omaha’s portfolio as of December 31, 2010 and exclude the two properties Omaha sold during 2010.  On July 1, 2009, Omaha executed an extension of its unsecured loan. The extension, among other items, increased the spread on the interest rate on the unsecured debt by approximately 390 basis points.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2010 and 2009.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $25,000, to approximately $953,000 in 2010 compared with approximately $928,000 in 2009.  Net income, which includes deductions for depreciation, increased $34,000, to approximately $485,000 in 2010 from approximately $451,000 in 2009. Occupancy for both years was 100%.  The increase in total revenue was due to higher scheduled rent collected from the tenant and an increase in expense reimbursements collected from the tenant.  The increase in net income was due to the increase in revenues combined with a decrease in expenses of $9,000.  The decrease in expenses was primarily due to decreases in real estate taxes of $22,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2010 of 7.6% which is slightly higher than the 7.2% reported in December 2009 according to a research report by CB Richard Ellis.

Space absorption in the Minneapolis-St. Paul industrial market for 2010 was approximately positive 289,000 square feet while construction is at a standstill with only one project in process for 77,000 square feet.

435 Park Court (Lino Lakes, Minnesota)

Total revenues decreased $2,000, to approximately $1,652,000 in 2010 compared with approximately $1,654,000 in 2009 due to lower expense reimbursements offset by higher rental income. Net income, which includes deductions for depreciation and mortgage interest expense, increased $28,000, to approximately $185,000 in 2010 from approximately $157,000 in 2009.   Occupancy for both years was 100%.  The increase in net income was mostly due to the decrease in real estate tax expense of $26,000.  The property reported small increases and decreases in the other components of net income.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2010 of 7.6% which is slightly higher than the 7.2% reported in December 2009 according to a research report by CB Richard Ellis.  Space absorption in the Minneapolis-St. Paul industrial market for 2010 was approximately positive 289,000 square feet while construction is at a standstill with only one project in process for 77,000 square feet.

175 Ambassador Drive (Naperville, Illinois)

On December 3, 2010, the Registrant sold 175 Ambassador Drive for approximately $16,500,000 to an unrelated party in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $6,477,001 that had been secured by the property.  The loss on sale of 175 Ambassador Drive is approximately $46,000.

175 Ambassador Drive had been designated as real estate held for sale as of September 30, 2010.    The results of operations from the property are reflected as income from discontinued operations in the accompanying consolidated statement of operations.  Total revenues for the twelve months ended December 31, 2010, decreased $89,000 to approximately $1,313,000 from approximately $1,402,000 for 2009 as a result of sale of the property. The net income before gain on sale, which includes deductions for depreciation and mortgage interest expense, for the twelve months ended December 31, 2010, increased $81,000 to approximately $465,000 as compared to net income of approximately $384,000 for 2009.

Due to the sale of the property by the Registrant, the reporting period for 175 Ambassador Drive ended on December 2, 2010. The changes in revenue and income are due to the shortened reporting period.  In addition, as 175 Ambassador Drive was a real estate asset held for sale as of September 30, 2010, no depreciation was charged to expense after September 30, 2010, which decreased depreciation expense approximately $121,000 in 2010 from 2009.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest.  The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development.  During 2010 Omaha sold one multifamily property in Phoenix, Arizona and its commercial property in Palm Bay, Florida to further its continuing goal of reducing the level of its debt obligations.  During 2009 Omaha sold two multifamily properties in Omaha, Nebraska and Oklahoma City, Oklahoma.  During 2008, Omaha sold five multifamily properties in Bristol, Tennessee; Tulsa, Oklahoma; Newport News, Virginia; Ann Arbor, Michigan and Southfield, Michigan. Prior to September 18, 2007, there were no ongoing operations of Omaha, except for those necessary for the acquisition.

Total revenues for 2010 were approximately $46,479,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $3,866,000.  Major expenses included $16,431,000 of interest expense, $4,927,000 for repairs and maintenance, $6,868,000 for payroll and $4,510,000 for real estate taxes.

In addition, Omaha reported a realized net loss on the sale of one multifamily property, the sale of one commercial property and the satisfaction of their related mortgages of $14,961,000 and net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $9,707,000.  For the year 2010, the Registrant’s interest in the loss of Omaha was $416,000.

2009 VS. 2008 (As amended to reflect the reclassification discussed in Note 2 to the consolidated financial statements)

Total revenues from continuing operations increased $182,000 to approximately $2,582,000 in 2009 from approximately $2,400,000 in 2008 due to higher rental income and higher other rental income partially offset by lower interest income on short term investments.  Rental income increased due to scheduled increases in base rent for each tenant at Registrant’s two remaining wholly owned properties.  Other rental income increased due to higher real estate tax reimbursements at the Lino Lakes property and operating expense reimbursements at the Eagle Lake IV property.  The reduction in interest income is due to lower cash funds available for short term investment during 2009.  The increase in real estate tax reimbursement at Lino Lakes was due to higher tax expense. The increase in operating expense reimbursements from Eagle Lake IV was due to higher tenant charges for operating costs incurred in the prior year.

The Registrant reported a net loss from continuing operations of approximately $23,988,000, a decline of $8,747,000 as compared to a net loss of approximately $15,241,000 in 2008.   The decline was primarily the result of the Registrant’s interest in the loss from Omaha as well as Registrant reserving 100% of the reported value of Omaha.  Total expenses from continuing operations for 2009 decreased $552,000 to approximately $3,719,000 from approximately $4,271,000 in 2008, primarily due to decreases in interest expense, depreciation and amortization and real estate operating expenses of $524,000, $35,000 and $29,000, respectively.  In addition, equity in net loss of investments increased $4,956,000 to approximately $18,326,000 for 2009 from approximately $13,370,000 for 2008. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $69,749,000 (-15%) during 2009 in addition to the write-down in value of $58,203,000 (-10%) in 2008.  On July 1, 2009, Omaha executed an extension of its unsecured loan.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.    As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2009.

Interest expense from continuing operations was approximately $524,000 lower for 2009 as compared to 2008. This is primarily due to a decrease in interest expense incurred of approximately $574,000 for the $22,000,000 unsecured credit facility due to a decrease in the average LIBOR rate.  The unsecured credit facility was used to partially finance the investment in Sentinel Omaha, LLC in 2007.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $134,000, to approximately $928,000 in 2009 compared with approximately $794,000 in 2008.  Net income, which includes deductions for depreciation, increased $139,000, to approximately $451,000 in

2009 from approximately $312,000 in 2008. Occupancy for both years was 100%.  The increase in total revenue was due to higher scheduled rent collected from the tenant and an increase in expense reimbursements collected from the tenant.  The increase in net income was due to the increase in revenues plus a slight decrease in expenses of $5,000.  The decrease in expenses was primarily due to decreases in repairs and maintenance of $17,000 partially offset by increases in real estate taxes and amortization expense of $4,000 and $7,000, respectively.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2009 of 7.6% which is 1.7 percentage points higher than the 5.9% reported in December 2008 according to a research report by CB Richard Ellis.  Space absorption in the Minneapolis-St. Paul industrial market for 2009 was approximately negative 2,554,000 square feet.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased $78,000, to approximately $1,654,000 in 2009 compared with approximately $1,576,000 in 2008 due to higher rental income combined with higher expense reimbursements. Net income, which includes deductions for depreciation and mortgage interest expense, decreased $31,000, to approximately $157,000 in 2009 from approximately $188,000 in 2008.   Occupancy for both years was 100%.  The decrease in net income was mostly due to the increase in real estate tax expense and mortgage interest of $119,000 and $50,000, respectively partially offset due to higher income from higher expense reimbursements and higher rental income.

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

175 Ambassador Drive (Naperville, Illinois)

On December 2, 2010, the Registrant sold 175 Ambassador Drive for approximately $19,500,000 to an unrelated buyer in an all cash transaction.  175 Ambassador Drive had been designated as real estate held for sale as of September 30, 2010.    The results of operations from the property for 2009 and 2008 are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Total revenues increased approximately $42,000 to $1,402,000 in 2009, as compared to $1,360,000 in 2008.  Net income, which includes deductions for depreciation and mortgage interest expense, increased approximately $60,000 to $384,000 in 2009 as compared to $324,000 in 2008.  Expenses decreased approximately $18,000 primarily due to reductions in interest expense and insurance of $7,000 and $4,000, respectively. Total revenues increased $42,000 due to a scheduled increase in base rental income collected from the tenant.

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

Investments

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc.

Total revenues for 2009 were approximately $50,119,000.  Income before  net unrealized depreciation and appreciation and realized gains and losses was $2,283,000.  Major expenses included $18,162,000 of interest expense, $5,401,000 for repairs and maintenance, $7,213,000 for payroll and $5,114,000 for real estate taxes.

In addition, Omaha reported a net realized gain on the sale of two multifamily properties and the satisfaction of their related mortgages of $533,000 and net unrealized depreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $63,923,000.  For the year 2009, the Registrant’s interest in the loss of Omaha was $18,332,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility. Based on the weighted average outstanding balance under the credit facility for the three months ended December 31, 2010, a 1% change in LIBOR would impact the Registrant’s three and twelve month net loss and cash flows by $55,000 and $220,000, respectively

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 26 through 42 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 43 through 44 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2010 that could significantly affect those controls subsequent to the date of evaluation.

(c) Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in this Annual Report.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	68	President & Director

Millie C. Cassidy	65	Vice President & Director

David Weiner	75	Chief Executive Officer & Director

Anita Breslin	54	First Vice President

Robert Leniart	54	Vice President
George N. Tietjen	50	Vice President
Martin Cawley	54	Vice President
Leland J. Roth	47	Treasurer
John H. Zoeller	51	Chief Financial Officer

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

Ms. Breslin joined the General Partner in 1978.  She is the regional manager responsible for residential property transactions and management for the Eastern region.

Mr. Leniart joined the General Partner in 1983.  He is responsible for overseeing major capital projects for the real estate properties.

Mr. Tietjen joined the General Partner in 1990.  He is the regional manager responsible for residential property transactions and management for the Western region.

Mr. Cawley joined the General Partner in 1994.  He is the regional manager responsible for commercial property transactions and management.

Mr. Roth joined the General Partner in 1994 and serves as its treasurer.  He is a certified public accountant with over 25 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 29 years of real estate related financial, accounting and reporting experience.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2010, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)
As of December 31, 2010, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  However, an Assistant Secretary of the General Partner owned four Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,680 Units of Limited Partnership Interest, representing 34.57% of the outstanding number of Units on December 31, 2010. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on October 15, 2009, when the total number of Units held reached 34% of the outstanding number of Units.

(c)	During the year ended December 31, 2010, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $867,583, $826,573 and $851,590 for the years ended December 31, 2010, 2009, and 2008, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2010, 2009 or 2008.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $195,907, $196,780 and $186,594 in 2010, 2009, and 2008, respectively.

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Omaha, an affiliate of the Registrant’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively, for a total investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2010, 2009 and 2008, the Registrant’s equity interest in the net loss of Omaha was $416,000, $18,326,000 and $13,370,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate was not paid an annual fee in 2010, 2009 or 2008.

Reference is made to Items 10 and 11, and Notes 3, 7, 9, 12 and 14 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $115,000 and $113,000 for the years ended December 31, 2010 and 2009, respectively.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2010 and 2009 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2010 and 2009, respectively.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

4.
All Other Fees.  No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5.
(i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of Registrant.  Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT
                      SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2010 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: June 17, 2011	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: June 17, 2011	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	June 17, 2011
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	June 17, 2011
John H. Zoeller

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

  (4)      Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Chief Executive Officer
Dated: June 17, 2011	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)	I have reviewed this annual report on Form 10-K of SB Partners;

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 17, 2011	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John h. Zoeller
Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Chief Executive Officer
Dated: June 17, 2011	By:	/s/ David Weiner
David Weiner

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Zoeller, certify that:

(1)
the Annual Report on Form 10-K of the registrant for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: June 17, 2011	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2010 and 2009	27

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	28

Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2010, 2009 and 2008	29

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	30

Notes to Consolidated Financial Statements	31 – 42

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2010	43-44

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the financial statements referred to above, we audited the supplemental financial statement schedule listed in the foregoing table of contents.  In our opinion, the supplemental financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.
Shelton, Connecticut
June 10, 2011

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(As Restated)
Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,560,518	18,560,518
Less - accumulated depreciation	(2,943,492)	(2,453,136)
	17,602,026	18,092,382

Real estate held for sale	-	19,541,666
Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $4,109,076 and $4,525,416 at
December 31, 2010 and 2009, respectively	-	-
	17,602,026	37,634,048

Other Assets -
Cash and cash equivalents	12,932,100	148,077
Other	68,629	71,508
Other assets in discontinued operation	-	41,192

Total assets	$30,602,755	$37,894,825

Liabilities:
Mortgage note and unsecured loan payable	$32,000,000	$32,000,000
Mortgage note in discontinued operation	-	6,634,550
Accounts payable and accrued expenses	159,366	58,461
Tenant security deposits	106,830	104,032
Other liabilities in discontinued operation	-	138,106

Total liabilities	32,266,196	38,935,149

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(1,644,791)	(1,021,754)
General partner - 1 unit	(18,650)	(18,570)

Total partners' deficit	(1,663,441)	(1,040,324)

Total liabilities and partners' deficit	$30,602,755	$37,894,825

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
		(As Restated)	(As Restated)
	2010	2009	2008
Revenues:
Base rental income	$1,732,609	$1,690,449	$1,610,290
Other rental income	871,999	891,098	778,162
Interest on short-term investments and other	7,498	165	11,120

Total revenues	2,612,106	2,581,712	2,399,572

Expenses:
Real estate operating expenses	423,806	439,852	469,002
Interest on mortgage notes and unsecured loan payable	1,078,274	1,097,164	1,621,380
Depreciation and amortization	492,721	497,499	532,356
Real estate taxes	602,097	649,996	601,474
Management fees	867,583	826,573	851,590
Other	189,879	207,683	195,112

Total expenses	3,654,360	3,718,767	4,270,914

Loss from operations	(1,042,254)	(1,137,055)	(1,871,342)

Equity in net loss of investment	(416,340)	(18,325,791)	(13,369,669)

Reserve for value of investment	416,340	(4,525,416)	-

Loss from continuing operations	(1,042,254)	(23,988,262)	(15,241,011)

Income from discontinued operations	465,182	383,729	324,291

Net loss on sale of investment in real estate property	(46,045)	-	-

Net loss	(623,117)	(23,604,533)	(14,916,720)

Loss allocated to general partner	(80)	(3,045)	(1,924)

Loss allocated to limited partners	$(623,037)	$(23,601,488)	$(14,914,796)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(134.43)	$(3,094.06)	$(1,965.82)

Discontinued operations (including gain on sale)	$54.06	$49.49	$41.83

Net loss	$(80.37)	$(3,044.57)	$(1,923.99)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 2010, 2009, and 2008

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2008	7,753	119,968,973	(110,868,811)	29,247,143	38,347,305
Cash distributions	-	-	(852,775)	-	(852,775)
Net loss for the year	-	-	-	(14,914,796)	(14,914,796)
Balance, December 31, 2008	7,753	119,968,973	(111,721,586)	14,332,347	22,579,734
Net loss for the year	-	-	-	(23,601,488)	(23,601,488)
Balance, December 31, 2009	7,753	119,968,973	(111,721,586)	(9,269,141)	(1,021,754)
Net loss for the year	-	-	-	(623,037)	(623,037)
Balance, December 31, 2010	7,753	$119,968,973	$(111,721,586)	$(9,892,178)	$(1,644,791)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2008	1	10,000	(26,254)	2,763	(13,491)
Cash distributions	-	-	(110)	-	(110)
Net loss for the year	-	-	-	(1,924)	(1,924)
Balance, December 31, 2008	1	10,000	(26,364)	839	(15,525)
Net loss for the year	-	-	-	(3,045)	(3,045)
Balance, December 31, 2009	1	10,000	(26,364)	(2,206)	(18,570)
Net loss for the year	-	-	-	(80)	(80)
Balance, December 31, 2010	1	$10,000	$(26,364)	$(2,286)	$(18,650)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
		(As Restated)	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(623,117)	$(23,604,533)	$(14,916,720)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Net loss on sale of investment in real estate property	46,045	-	-
Equity in net loss of investment	416,340	18,325,791	13,369,669
Reserve for fair value of investment	(416,340)	4,525,416	-
Depreciation and amortization	879,548	1,001,891	1,036,588
Net (increase) in operating assets	(16,127)	(35,510)	(9,295)
Net (increase) decrease in operating assets in
discontinued operation	41,192	(3,812)	28,206
Net increase (decrease) in operating liabilities	100,905	(436,743)	259,184
Net increase in tenant security deposits	2,798	2,217	-
Net increase (decrease) in operating liabilities in
discontinued operation	(138,106)	36,576	101,530

Net cash provided by (used in) operating activites	293,138	(188,707)	(130,838)

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	19,016,985	-	-
Capital reimbursements (additions) to real estate owned	113,950	(35,917)	(14,102)

Net cash provided by (used in) investing activites	19,130,935	(35,917)	(14,102)

Cash Flows From Financing Activities:
Repayments of mortgage notes payable	(6,480,402)	-	-
Principal payments on mortgage notes payable	(154,148)	(171,540)	(137,086)
Payment of deferred financing cost	(5,500)	-	-
Distributions paid to partners	-	-	(852,885)

Net cash (used in) financing activities	(6,640,050)	(171,540)	(989,971)

Net change in cash and cash equivalents	12,784,023	(396,164)	(1,134,911)

Cash and cash equivalents at beginning of year	148,077	544,241	1,679,152

Cash and cash equivalents at end of year	$12,932,100	$148,077	$544,241

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,428,721	$1,412,275	$1,940,925

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2010 is estimated to be fully realizable.

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

(2)    RECLASSIFICATIONS
As of September 30, 2010, the Partnership designated 175 Ambassador Drive as real estate held for sale. Accordingly, this property was included in real estate held for sale on the consolidated balance sheet as of December 31, 2009.  Assets and liabilities of this property were reflected as other assets and liabilities in discontinued operations on the consolidated balance sheet and its results of operations was reflected as income from discontinued operations on the consolidated statements of operations.

The consolidated financial statements as of December 31, 2009 and for the years ended December 31, 2009 and 2008, as amended, have been retrospectively adjusted to reflect this reclassification as follows:

	December 31, 2009

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of September 30, 2010	adjusted
Assets:
Investments -
Real estate, at cost
Land	$ 4,065,000	$ (2,080,000)	$ 1,985,000
Buildings, furnishings and improvements	37,524,235	(18,963,717)	18,560,518
Less - accumulated depreciation	(3,955,187)	1,502,051	(2,453,136)
	37,634,048	(19,541,666)	18,092,382

Real estate held for sale	-	19,541,666	19,541,666
Investment in Sentinel Omaha, LLC	4,525,416	-	4,525,416
Less - reserve for fair value of investment
in Sentinel Omaha, LLC	(4,525,416)	-	(4,525,416)
	37,634,048	-	37,634,048
Other Assets -
Cash and cash equivalents	148,077	-	148,077
Other	112,700	(41,192)	71,508
Other assets in discontinued operation	-	41,192	41,192

Total assets	$ 37,894,825	$ -	$ 37,894,825

Liabilities:
Mortgage note and unsecured loan payable	$ 38,634,550	$ (6,634,550)	$ 32,000,000
Mortgage note in discontinued operation	-	6,634,550	6,634,550
Accounts payable and accrued expenses	196,567	(138,106)	58,461
Tenant security deposits	104,032	0	104,032
Other liabilities in discontinued operations	-	138,106	138,106

Total liabilities	38,935,149	-	38,935,149

Partners' Deficit:
Limited partner - 7,753 units	(1,021,754)	-	(1,021,754)
General partner - 1 unit	(18,570)	-	(18,570)

Total partners' deficit	(1,040,324)	-	(1,040,324)

Total liabilities and partners' deficit	$ 37,894,825	$ -	$ 37,894,825

	For the Year Ended December 31, 2009

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of September 30, 2010	adjusted
Revenues:
Rental income	$ 3,023,526	$ (1,333,077)	$ 1,690,449
Other rental income	959,854	(68,756)	891,098
Interest on short-term investments and other	165	-	165

Total revenues	3,983,545	(1,401,833)	2,581,712

Expenses:
Real estate operating expenses	557,015	(117,163)	439,852
Interest on mortgage notes and unsecured
loan payable	1,493,958	(396,794)	1,097,164
Depreciation and amortization	1,001,891	(504,392)	497,499
Real estate taxes	649,996	-	649,996
Management fees	826,573	-	826,573
Other	207,438	245	207,683

Total expenses	4,736,871	(1,018,104)	3,718,767

Loss from operations	(753,326)	(383,729)	(1,137,055)
Equity in net loss of investment	(18,325,791)	-	(18,325,791)
Reserve for value of investment	(4,525,416)	-	(4,525,416)

Loss from continuing operations	(23,604,533)	(383,729)	(23,988,262)
Income from discontinued operations	-	383,729	383,729

Net loss	(23,604,533)	-	(23,604,533)

Loss allocated to general partner	(3,045)	-	(3,045)
Loss allocated to limited partners	$ (23,601,488)	$ -	$ (23,601,488)

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$ (3,044.57)	$ (49.49)	$ (3,094.06)
Discontinued operations	$ -	$ 49.49	$ 49.49
Net Loss per unit of Limited Partnership Interest	$ (3,044.57)	$ -	$ (3,044.57)

	For the Year Ended December 31, 2008

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of September 30, 2010	adjusted
Revenues:
Rental income	$ 2,901,867	$ (1,291,577)	$ 1,610,290
Other rental income	846,950	(68,788)	778,162
Interest on short-term investments and other	11,120	-	11,120

Total revenues	3,759,937	(1,360,365)	2,399,572

Expenses:
Real estate operating expenses	596,053	(127,051)	469,002
Interest on mortgage notes and
unsecured loan payable	2,025,406	(404,026)	1,621,380
Depreciation and amortization	1,036,588	(504,232)	532,356
Real estate taxes	601,474	-	601,474
Management fees	851,590	-	851,590
Other	195,877	(765)	195,112

Total expenses	5,306,988	(1,036,074)	4,270,914

Loss from operations	(1,547,051)	(324,291)	(1,871,342)
Equity in net loss of investment	(13,369,669)	-	(13,369,669)

Loss from continuing operations	(14,916,720)	(324,291)	(15,241,011)
Income from discontinued operations	-	324,291	324,291

Net loss	(14,916,720)	-	(14,916,720)

Loss allocated to general partner	(1,924)	-	(1,924)
Loss allocated to limited partners	($14,914,796)	$ -	($14,914,796)

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$ (1,923.99)	$ (41.83)	$ (1,965.82)
Discontinued operations	$ -	$ 41.83	$ 41.83
Net loss per unit of Limited Partnership Interest	$ (1,923.99)	$ -	$ (1,923.99)

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner.  Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $867,583, $826,573, and $851,590, for the years ended December 31, 2010, 2009, and 2008, respectively.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2010, 2009 or 2008.

(4) INVESTMENTS IN REAL ESTATE
During 2010 and 2009, the Partnership owned an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois.  On December 3, 2010, the Partnership sold its warehouse distribution property located in Naperville, Il.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2010 and 2009:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/10	12/31/09

Industrial flex property	1	2002	60,345 sf	$ 5,270,128	$ 5,270,128

Warehouse distribution property	1	2005	226,000 sf	15,275,390	15,275,390

Total cost				20,545,518	20,545,518

Less: Accumulated depreciation				(2,943,492)	(2,453,136)

				17,602,026	18,092,382

Real estate held for sale (a)				-	19,541,666

Net book value				$17,602,026	$37,634,048

(a) at December 31, 2009, real estate held for sale includes 175 Ambassador Drive.

(5) REAL ESTATE HELD FOR SALE

During September 2010, the Partnership initiated marketing 175 Ambassador Drive, its industrial flex property located in Naperville, IL for sale. 175 Ambassador Drive was sold on December 3, 2010.  175 Ambassador Drive is reflected as real estate held for sale on the accompanying consolidated balance sheet at December 31, 2009.  Other assets and the liabilities of this property are reflected as other assets and liabilities in discontinued operations on the accompanying consolidated balance sheet at December 31, 2009. The results of operations from this property are reflected as income from discontinued operations in the accompanying consolidated statements of operations.  The various components of revenue and expenses from discontinued operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Operating revenue	$1,313,239	$1,401,833	$1,360,365

Operating expenses	848,057	1,018,104	1,036,074

Income from discontinued operations	$465,182	$383,729	$324,291

 (6) REAL ESTATE TRANSACTIONS

On December 3, 2010, the Partnership sold 175 Ambassador Drive to an unrelated buyer for $19,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $6,477,000 that had been secured by the property.  The carrying value at the time of the sale was approximately $19,063,029 which resulted in a net loss for financial reporting purposes of $46,045 after closing costs of $483,016.  The historical cost of the property at the time of the sale was $20,929,767

(7) INVESTMENT SENTINEL OMAHA, LLC

On June 22, 2007, the Registrant made an initial investment in the amount of $5,000,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2010 owns 24 multifamily properties in 17 markets.  Omaha is an affiliate of the Partnership’s general partner.  Additionally, $2,800,000, $9,500,000 and $19,900,000 were invested on July 27, September 14 and September 17, 2007, respectively for a total investment of $37,200,000 representing a thirty percent ownership interest in Omaha. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010.

Balance Sheet	2010	2009

Investment in real estate properties, at fair value	$348,750	$355,200
Other assets	10,438	13,787
Debt	(337,935)	(344,361)
Other liabilities	(7,556)	(9,541)
Members' equity	$13,697	$15,085

Statement of Operations	2010	2009	2008

Rent and other income	$46,479	$50,119	$54,555
Real estate operating expenses	(24,872)	(28,131)	(30,257)
Other income and expenses	(17,741)	(19,705)	(22,425)
Net unrealized gains and (losses)	9,707	(63,923)	(44,755)
Net realized gains and (losses)	(14,961)	533	(1,683)

Net loss	($1,388)	($61,107)	($44,565)

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

Under the terms of the loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 5.85% to LIBOR plus 3.86%, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension exit fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid.  As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2010 and 2009.

(8) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
			Installment	Amount Due
Property	Interest Rate	Maturity Date	Payments	at Maturity	2010	2009

Mortgage note and unsecured loan payable:
Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Bank Loan:
Unsecured (b)					22,000,000	22,000,000
					32,000,000	32,000,000

Mortgage note in discontinued operation:
Ambassador Drive (c)	5.88%	October, 2010	554,178	6,508,785	-	6,634,550

					$ 32,000,000	$ 38,634,550

(a) Annual installment payments include interest only.

(b) On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus 1.95%.  The outstanding amount of the loan at December 31, 2010 and 2009 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota which is currently unencumbered.  The Holder of the unsecured debt formally extended the maturity to February 28, 2009 and had entered into discussions as to terms for extending the debt on a longer term basis. On July 1, 2009 the Partnership received written notice from the Holder of the Loan which makes demand for the immediate payment of the Loan.  The Holder and the Partnership continue to discuss options for curing the default.  On April 29, 2011, the Partnership and Holder executed the new loan agreement (“Loan Agreement”) which replaced the unsecured credit facility (see Note 15 Subsequent Events).

(c) Annual installment payments include principal and interest.  On December 2, 2010, the Partnership sold 175 Ambassador Drive.  The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $6,477,000 that had been secured by the property.

Scheduled principal payments on mortgage notes and unsecured loan payable, reflecting the Loan Agreement executed on April 29, 2011, are as follows:

2011	$ 11,930,430
2012	-
2013	-
2014	4,069,570
2015	10,000,000
Thereafter	6,000,000

Total	$ 32,000,000

(9) LEASE EXTENSION
On January 9, 2009, the Partnership signed an amendment to extend the lease with the sole tenant at the Maple Grove, MN property. The extension is for two years to July 31, 2015 and requires annual rent payments of $622,157 and $640,864 for the first and second years, respectively.  The Partnership paid an affiliate $41,001 as a leasing commission for procuring the lease extension.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			Loss from	Equity Income
		Loss from	Operations	(Loss) on
Year ended December 31, 2010	Revenues	Operations	Per Unit	Investment

First Quarter	$607,560	$(302,331)	$(38.99)	$(2,192,013)
Second Quarter	722,668	(188,233)	(24.28)	656,566
Third Quarter	637,190	(291,129)	(37.55)	78,404
Fourth Quarter	644,688	(260,561)	(33.61)	1,040,703

Year ended December 31, 2009

First Quarter	$611,665	$(257,422)	$(33.20)	$(5,942,376)
Second Quarter	729,900	(165,155)	(21.30)	1,939,415
Third Quarter	610,301	(225,315)	(29.06)	(4,636,927)
Fourth Quarter	629,846	(489,163)	(63.09)	(9,685,903)

(11) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net (loss) for financial reporting purposes to net (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Net loss for financial reporting purposes	$ (623,117)	$ (23,604,533)	$ (14,916,720)

Adjustment to net loss on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	(3,080,162)	(1,237,500)	1,130,134

Difference between tax and financial statement equity in net
loss of investment	(3,250,897)	19,396,228	7,236,549

Difference between tax and financial statement depreciation	(297,481)	(288,857)	(321,619)

Net loss for Federal income tax reporting purposes	$ (7,251,657)	$ (5,734,662)	$ (6,871,656)

Net ordinary loss for Federal income tax reporting purposes:	$ (4,125,450)	$ (4,657,114)	$ (6,871,656)
Net capital (Sec. 1231) (loss) for Federal income tax reporting purposes:	(3,126,207)	(1,077,548)	-

	$ (7,251,657)	$ (5,734,662)	$ (6,871,656)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2010 and 2009, the tax bases of the Partnership's assets and liabilities were approximately $35,888,158 and $52,981,874 of assets, and $32,266,196 and $38,935,149 of liabilities, respectively.

(12) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2010, 2009 and 2008 billings to the Partnership amounting to $195,907, $196,780 and $186,594, respectively, and are included in real estate operating expenses.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $0 in 2010, 2009, and 2008, respectively, and is based upon the trust company's standard rate schedule.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents, and mortgage notes payable and unsecured loan. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes and unsecured loans payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes and unsecured loan payable is estimated to be $32,000,000 and $38,581,739 at December 31, 2010 and 2009, respectively.

(14) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2011 are $1,748,900, $1,765,666 for 2012; $1,791,136 for 2013; $1,844,537 for 2014; $1,615,523 for 2015; $1,241,688 for 2016; and $931,266 for 2017.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.  In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

Should a default occur by Omaha on its unsecured credit facility, the lender would not have any recourse to the Partnership and will look solely to Omaha’s membership interest in Sentinel White Plains LLC.  Sentinel White Plains LLC is a wholly owned subsidiary of Sentinel Omaha LLC and holds the assets and liabilities of the Omaha properties through wholly owned single asset limited partnerships or limited liability companies.

(15) SUBSEQUENT EVENTS
On April 29, 2011, the holder of the unsecured credit facility and the Partnership executed a new Loan Agreement (“Loan Agreement”) on the following terms:

1)
In connection with the execution of the Loan Agreement, Registrant was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570.  The payment was made from proceeds resulting from the sale of 175 Ambassador Drive.  Additional proceeds from the sale were used to pay Holder’s legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed.   The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes (“Note A” and “Note B;” together, the “Notes”).

2)
Note A in the amount of $4,069,570 has a maturity of July 31, 2014.  Registrant has two 1-year options to extend the maturity if certain conditions are satisfied.  Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full.  If extended, Registrant is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 thereafter until paid in full.

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to Registrant.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

4)
The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments.  Registrant’s obligations under the Notes may be accelerated upon default.

5)
Until Registrant’s obligations under the Notes are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding Registrant is precluded from making distributions to its partners.

6)
Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Notes remain outstanding.

As additional security for Registrant’s payment of its obligations under the Loan Agreement, Registrant, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement (“Eagle IV Security Agreement”) and a Pledge Agreement (“Eagle IV Pledge Agreement”) in favor of  Holder.  The Eagle IV Security Agreement provides Holder with a security interest on Registrant’s property located in Maple Grove, Minnesota (“Eagle IV”) of up to $5,000,000.  The Eagle IV Pledge Agreement pledges to Holder Registrant’s membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV.   Registrant has no other debt obligation secured by Eagle IV.  The Loan Agreement also provides for a negative pledge on Registrant’s remaining properties and investments.

43

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$ -	$ 470,000	$ 4,243,385	$ 4,713,385	$ 556,743

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	-

	$ 10,000,000	$ 1,985,000	$ 18,003,775	$ 19,988,775	$ 556,743

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$ 470,000	$ 4,800,128	$ 5,270,128	$ 1,086,277

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,760,390	15,275,390	1,857,215

	$ 1,985,000	$ 18,560,518	$ 20,545,518	$ 2,943,492

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2010

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years

NOTES TO SCHEDULE III:

		2010	2009	2008

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$ 41,589,235	$ 41,553,318	$ 41,539,216
	Additions -
	Acquisitions	0	0	0
	Cost of improvements (reimbursements)	(113,950)	35,917	14,102

	Deductions -
	Sales	(20,929,767)	0	0

	Balance at end of year	$ 20,545,518	$ 41,589,235	$ 41,553,318

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$ 3,955,187	$ 2,973,803	$ 2,000,624
	Additions -
	Depreciation expense for the year	855,043	981,384	973,179

	Deductions -
	Sales	(1,866,738)	0	0

		$ 2,943,492	$ 3,955,187	$ 2,973,803

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$ 20,037,050	$ 41,398,976	$ 41,423,246

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$ 3,615,472	$ 5,070,466	$ 3,822,990