Form 10-Q
period 2011-03-31
SB PARTNERS
filed 2011-06-30
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 11, Suite 207, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010 (as restated)	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the three months ended March 31, 2011	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010 (as restated)	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13 – 14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,560,518	18,560,518
Less - accumulated depreciation	(3,066,081)	(2,943,492)
	17,479,437	17,602,026

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $6,114,154 and $4,109,076 at
March 31, 2011 and December 31, 2010, respectively	-	-
	17,479,437	17,602,026

Other Assets -
Cash and cash equivalents	12,867,810	12,932,100
Other	31,564	68,629

Total assets	$30,378,811	$30,602,755

Liabilities:
Mortgage note and unsecured loan payable	$32,000,000	$32,000,000
Accounts payable and accrued expenses	127,636	159,366
Tenant security deposits	106,830	106,830

Total liabilities	32,234,466	32,266,196

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(1,836,980)	(1,644,791)
General partner - 1 unit	(18,675)	(18,650)

Total partners' deficit	(1,855,655)	(1,663,441)

Total liabilities and partners' deficit	$30,378,811	$30,602,755

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
		(As Restated)
	2011	2010
Revenues:
Base rental income	$435,189	$431,116
Other rental income	204,564	176,444
Interest on short-term investments and other	22,783	-

Total revenues	662,536	607,560

Expenses:
Real estate operating expenses	114,307	121,572
Interest on mortgage notes and unsecured loan payable	266,572	264,889
Depreciation and amortization	123,180	123,523
Real estate taxes	149,030	139,331
Management fees	164,466	220,672
Other	37,195	39,904

Total expenses	854,750	909,891

Loss from operations	(192,214)	(302,331)

Equity in net income (loss) of investment	2,005,078	(2,192,013)

Reserve for value of investment	(2,005,078)	2,192,013

Loss from continuing operations	(192,214)	(302,331)

Income from discontinued operations	-	100,541

Net loss	(192,214)	(201,790)

Loss allocated to general partner	(25)	(26)

Loss allocated to limited partners	$(192,189)	$(201,764)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(24.79)	$(39.00)

Discontinued operations	$-	$12.97

Net loss	$(24.79)	$(26.03)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the three months ended March 31, 2011 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2011	7,753	$119,968,973	$(111,721,586)	$(9,892,178)	$(1,644,791)
Net loss				(192,189)	(192,189)

Balance, March 31, 2011	7,753	$-	$-	$(10,084,367)	$(1,836,980)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2011	1	$10,000	$(26,364)	$(2,286)	$(18,650)
Net loss	-	-	-	(25)	(25)
Balance, March 31, 2011	1	$-	$-	$(2,311)	$(18,675)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	For the three months ended March 31,
	2011	2010
		(As Restated)
Cash Flows From Operating Activities:
Net loss	$(192,214)	$(201,790)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in net (income) loss of investment	(2,005,078)	2,192,013
Reserve for fair value of investment	2,005,078	(2,192,013)
Depreciation and amortization	122,589	249,621
Net decrease in operating assets	37,065	12,574
Net decrease in operating assets in
discontinued operation	-	12,669
Net (decrease) increase in operating liabilities	(31,730)	61,712
Net increase in operating liabilities in
discontinued operation	-	17,944

Net cash (used in) provided by operating activites	(64,290)	152,730

Cash Flows From Financing Activities:
Principal payments on mortgage notes payable	-	(41,221)

Net cash (used in) financing activities	-	(41,221)

Net change in cash and cash equivalents	(64,290)	111,509

Cash and cash equivalents at beginning of period	12,932,100	148,077

Cash and cash equivalents at end of period	$12,867,810	$259,586

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$266,572	$362,212

See notes to consolidated financial statements

SB PARTNERS
Notes to Consolidated Financial Statements (Unaudited)

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
SB Partners, a New York limited partnership, and its subsidiaries (collectively, the "Partnership" or the “Registrant”), have been engaged since April 1971 in acquiring, operating, and holding for investment a varying portfolio of real estate interests.  SB Partners Real Estate Corporation (the "General Partner") serves as the general partner of the Partnership.

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

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2010.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2011, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2011 and December 31, 2010:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2011	12/31/2010

Industrial flex property	1	2002	60,345 sf	$ 5,270,128	$ 5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,275,390	15,275,390

Total cost				20,545,518	20,545,518

Less: Accumulated depreciation				(3,066,081)	(2,943,492)

Investment in real estate				$ 17,479,437	$ 17,602,026

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which currently owns 23 multifamily properties in 16 markets.  Omaha is an affiliate of the Registrant’s general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2011 and December 31, 2010.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2011	December 31, 2010

Investment in real estate, net	$349,900	$348,750
Other assets	9,885	10,438
Debt	(332,645)	(337,935)
Other liabilities	(6,759)	(7,556)
Member's Equity	$20,381	$13,697

	(Unaudited)
Statement of Operations	March 31, 2011

Rent and other income	$11,265
Real estate operating expenses	(6,114)
Other income and expenses	(4,486)
Net unrealized income	8,503
Realized loss on sale of real estate property	(2,484)

Net income	$6,684

 (4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2011	2010

Lino Lakes	5.800%	October, 2015	$ 580,000	(a)	$ 10,000,000	$ 10,000,000	$ 10,000,000

Bank Loan:
Unsecured (b)						22,000,000	22,000,000
						$ 32,000,000	$ 32,000,000

(a)      Annual installment payments include interest only.
(b)
On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008 and provides for interest only monthly payments based upon LIBOR plus 1.95%.  The outstanding amount of the loan at March 31, 2011 and December 31, 2010 was $22,000,000.  The loan provides for a pledge of the proceeds of sale or refinancing of the industrial flex property located in Maple Grove, Minnesota which is currently unencumbered.  The Holder of the unsecured debt formally extended the maturity to February 28, 2009 and had entered into discussions as to terms for extending the debt on a longer term basis. On July 1, 2009 the Partnership received written notice from the Holder of the Loan which makes demand for the immediate payment of the Loan.  The Holder and the Partnership continue to discuss options for curing the default.  On April 29, 2011, the Partnership and Holder executed the new loan agreement (“Loan Agreement”) which replaced the unsecured credit facility (see Note 5 Subsequent Events).

(5) SUBSEQUENT EVENTS
  On April 29, 2011, the holder of the unsecured credit facility and the Partnership executed a new Loan Agreement (“Loan Agreement”) on the following terms:

1)
In connection with the execution of the Loan Agreement, the Partnership was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570.  The payment was made from proceeds resulting from the sale of 175 Ambassador Drive.  Additional proceeds from the sale were used to pay Holder’s legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed.   The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes (“Note A” and “Note B;” together, the “Notes”).

2)
Note A in the amount of $4,069,570 has a maturity of July 31, 2014.  The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied.  Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full.  If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

4)
The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)
Until the Partnership’s obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)
The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding.

As additional security for the Partnership’s payment of its obligations under the Loan Agreement, the Partnership, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement (“Eagle IV Security Agreement”) and a Pledge Agreement (“Eagle IV Pledge Agreement”) in favor of  Holder.  The Eagle IV Security Agreement provides Holder with a security interest on the Partnership’s property located in Maple Grove, Minnesota (“Eagle IV”) of up to $5,000,000.  The Eagle IV Pledge Agreement pledges to Holder the Partnership’s membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV.   The Partnership has no other debt obligation secured by Eagle IV.  The Loan Agreement also provides for a negative pledge on the Partnership’s remaining properties and investments.

ITEM 2.                                                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General

    The consolidated financial statements for the three months ended March 31, 2011, reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha. The consolidated financial statements for the three months ended March 31, 2010 reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.
Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2011 increased $55,000 to approximately $663,000 as compared to approximately $608,000 for the three months ended March 31, 2010.  Total revenues increased due to increases in base rental income, other income and interest income.  Base rental income increased $4,000 to approximately $435,000 for the three months ended March 31, 2011 as compared to approximately $431,000 for the same period in 2010.  Base rental income increased due to a scheduled increase in base rent charged to the tenant leasing the space at Registrant’s property located in Lino Lakes, MN.  Other income increased $28,000 to approximately $205,000 for the three months ended March 31, 2011 from approximately $176,000 for the same period in 2010.  Other rental income increased due to higher expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Interest income increased due to an increase in Registrant’s cash reserves.  Registrant’s cash reserves increased due to the excess proceeds generated from the sale of Registrant’s Naperville, IL property which was sold on December 3, 2010.

Net loss from continuing operations decreased $110,000 to a loss of approximately $192,000 for the three months ended March 31, 2011, as compared to an approximate loss of $302,000 for the three months ended March 31, 2010. The multifamily market continues to suffer from the effects of the national debt crisis.  Potential buyers for multifamily properties are still struggling with wide spreads on lending rates, lower loan to value ratio requirements and far stricter credit terms. Even quality borrowers have limited financing available. This led to an increase in capitalization rates during 2008 and 2009 which had pushed values down significantly.  During 2010 the increase in capitalization rates slowed and in many markets, reversed during the latter half of 2010.  The stagnant national economy has kept unemployment higher and kept economic growth at a slower pace in 2010 in most markets in which Omaha owns properties.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down in the value of its real estate portfolio of approximately $69,749,000 (15%) for the twelve months ended December 31, 2009 in addition to the approximately $58,203,000 (10%) write-down recorded in 2008.  In 2010 Omaha reported a small recovery of the value of its remaining real estate portfolio of approximately $12,450,000 (4%) and a further recovery of approximately $6,581,000 (2%) during the first quarter of 2011.  In 2009 and 2010 Registrant reviewed its own analysis of the current and projected financial condition of Omaha.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.   As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet.  For the three months ended March 31, 2011, Registrant’s income in equity from its investment in Omaha was $2,005,078.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarter ended March 31, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2011.

Total expenses from continuing operations for the three months ended March 31, 2011, decreased $55,000 to approximately $855,000 from approximately $910,000 for the three months ended March 31, 2010.  Total operating expenses decreased due to lower management fees and lower real estate operating expenses partially offset by higher real estate taxes.  Management fees were lower due to the lower fee rate applied to the excess sales proceeds from the sale of 175 Ambassador Drive which were held in cash reserves during the quarter ended March 31, 2011.  Real estate tax expense increased due to a higher tax assessment related to the Registrant’s property located in Lino Lakes, MN.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to such policies in 2011. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that the Partnership believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2011, the Registrant had cash and cash equivalents of approximately $12,868,000. These balances are approximately $64,000 lower than cash and cash equivalents held on December 31, 2010. Cash and cash equivalents declined during the three months ended March 31, 2011 due to interest payments made on Registrant’s unsecured credit facility combined with partnership expenses paid.  This decrease in cash and cash equivalents was only partially offset by cash flow generated from operating activities at Registrant’s two wholly owned properties.  On April 29, 2011, Registrant’s paid $12,539,983 to the holder of the unsecured credit facility as part of replacing the unsecured credit facility with the new loan agreement significantly reducing Registrant’s cash and cash equivalents.

Total outstanding debt at March 31, 2011, consisted of approximately $10,000,000 of a long-term non-recourse first mortgage note secured by Registrant’s property located in Lino Lakes, Minnesota and $22,000,000 under an unsecured credit facility (see Notes 4 and 5 to the Consolidated Financial Statements). The Registrant has no other debt except normal trade accounts payable.

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

Registrant’s unsecured credit facility matured October 1, 2008.   The Holder of the unsecured debt formally extended the maturity to February 28, 2009.  The Holder had entered into discussions with Registrant as to terms for extending the unsecured debt on a longer term basis.  On July 1, 2009 Registrant received written notice from the Holder of the unsecured debt which made demand for the immediate payment of the unsecured facility. The Holder and Registrant continued to discuss options for curing the default. On April 29, 2011, the Holder and Registrant executed a new loan agreement.  The new loan agreement places significant restrictions on the Registrant’s use of cash (see Notes 4 and 5 to the Consolidated Financial Statements and Registrant’s Form 8-K dated April 29, 2011).

The Registrant’s properties are expected to generate sufficient cash flow to cover operating and capital improvement costs and other working capital requirements of the Registrant for the foreseeable future.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2011 increased $14,000 to approximately $225,000 from approximately $211,000 for the three months ended March 31, 2010.  Base rental income was higher in 2011 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $22,000 for the three months ended March 31, 2011 to approximately $91,000 from approximately $69,000 for the three months ended March 31, 2010 due primarily to higher total revenues combined with lower professional fees.  This increase was partially offset by higher repairs and maintenance costs.  During 2010 Eagle Lake recorded professional fees related to the marketing of Eagle Lake IV for a sale during 2009.  The marketing process was discontinued in late 2009 and Eagle Lake IV was reclassified as a component of continuing operations.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2011 increased $18,000 to approximately $415,000 as compared to approximately $397,000 for the three months ended March 31, 2010.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, increased $3,000 for the three months ended March 31, 2011 to approximately $52,000 as compared to approximately $49,000 for the three months ended March 31, 2010.  Net income increased primarily due to higher total revenues combined with a slight decrease in insurance and professional fees.  This increase was partially offset by an increase in real estate tax expense.

175 Ambassador Drive (Naperville, Illinois)

        On December 3, 2010 the Registrant sold 175 Ambassador Drive for $19,500,000 to an unrelated party in an all cash transaction. The net proceeds from the sale were used, in part, to pay off the mortgage that had been secured by the property. See Registrant’s Form 8-K filed December 9, 2010, in connection with this transaction. The results of operations from the property for the three months ended March 31, 2010 are reflected as income from discontinued operations in the accompanying consolidated statement of operations.  The property did not generate any activity for the three months ended March 31, 2011.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  Total revenues for the three months ended March 31, 2011 were approximately $11,265,000.  Income before deductions for realized and unrealized losses was approximately $665,000.  Major expenses included approximately $3,932,000 for interest expense, $1,047,000 for repairs and maintenance, $1,700,000 for payroll and $1,228,000 for real estate taxes. Omaha reported realized and unrealized net income of approximately $6,019,000.  For the three months ended March 31, 2011, the Registrant’s equity interest in the income of Omaha was approximately $2,005,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarter ended March 31, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2011.  During the quarter ended March 31, 2011, Omaha sold one multifamily property located in High Point, NC to reduce its debt obligations.  As of March 31, 2011, the Omaha portfolio consisted of 23 multi-family properties located in 16 markets.

    Total revenues for the three months ended March 31, 2010 were approximately $11,509,000.  Income before deductions for unrealized losses was $1,004,000.  Major expenses included approximately $4,009,000 for interest expense, $1,083,000 for repairs and maintenance, $1,765,000 for payroll and $1,216,000 for real estate taxes. Omaha reported realized and unrealized losses of approximately $8,310,000.  For the three months ended March 31, 2010, the Registrant’s equity interest in the loss of Omaha was approximately $2,192,000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
AS OF AND FOR THE THREE  MONTHS ENDED MARCH 31, 2011

On September 17, 2007, the Registrant entered into an unsecured credit facility agreement with a bank under which interest incurred is determined based on current market rates that fluctuate with LIBOR.  As such, the Registrant has market risk to the extent interest rates fluctuate during the term of the credit facility. Based on the weighted average outstanding balance under the credit facility for the three months ended March 31, 2011, a 1% change in LIBOR would impact the Registrant’s three month net loss and cash flows by approximately $55,000.

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2011 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS

Exhibit No.                                Description

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: June 30, 2011	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: June 30, 2010	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 31.1
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: June 30, 2011	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Exhibit 31.2
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: June 30, 2011	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, David Weiner, hereby certify that to the best of my knowledge, the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2011 the “Report” fully complies with the requirements of either Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: June 30, 2011	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, John H. Zoeller, hereby certify that to the best of my knowledge, the Quarterly Report of SB Partners (the “Partnership”) on Form 10-Q for the period ended March 31, 2011  the “Report” fully complies with the requirements of either Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: June 30, 2011	By:	Principal Financing & Accounting Officer
/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer