Form 10-Q/A
period 2011-06-30
SB PARTNERS
filed 2011-09-02
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 11, Suite 207, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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
[ ] large accelerated filer                                                      [ ] accelerated filer                                           [x] non-accelerated filer[ ] small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

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

Not Applicable

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1to SB Partners’ Quarterly Report on Form 10-Q for the period ending June 30, 2011, filed with the Securities and Exchange Commission on July 27, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  As permitted by Rule 405, Registrant has a 30 day extension to file Exhibit 101, which exhibit provides the financial statements from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as to the original filing date for the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.
EXHIBITS

Exhibit No.                                Description

31.1              **                   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              **                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              **                   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              **                   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                      Interactive data files pursuant to Rule 405 of Regulation S-T;
(i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010;
(ii) Consolidated Statements of Operations for the Three and Six months ended
June 30, 2011 and 2010;
(iii) Consolidated Statements of Changes in Partners’ Deficit for the Six months ended June 30, 2011; and
(iv) Consolidated Statements of Cash Flows for the Six months ended
June 30, 2011 and 2010

** These exhibits were previously included in Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on July 27, 2011.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner
Principal Financial & Accounting Officer
Dated: September 2, 2011	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer