Form 10-Q
period 2011-09-30
SB PARTNERS
filed 2011-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 11, Suite 207, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

ITEM 1	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the nine months ended September 30, 2011	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

ITEM 2	MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8 – 11

ITEM 4T	CONTROLS AND PROCEDURES	12

		12
Part II	Other Information
ITEM 6	EXHIBITS	12
	Signatures	13

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,560,518	18,560,518
Less - accumulated depreciation	(3,313,818)	(2,943,492)
	17,231,700	17,602,026

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $8,405,990 and $4,109,076 at
September 30, 2011 and December 31, 2010, respectively	-	-
	17,231,700	17,602,026

Other Assets -
Cash and cash equivalents	213,468	12,932,100
Cash in escrow	500,000	-
Other	397,391	68,629

Total assets	$18,342,559	$30,602,755

Liabilities:
Mortgage note and unsecured loan payable	$20,069,570	$32,000,000
Accounts payable and accrued expenses	580,126	159,366
Tenant security deposits	106,830	106,830

Total liabilities	20,756,526	32,266,196

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(2,395,220)	(1,644,791)
General partner - 1 unit	(18,747)	(18,650)

Total partners' deficit	(2,413,967)	(1,663,441)

Total liabilities and partners' deficit	$18,342,559	$30,602,755

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010
Revenues:
Base rental income	$437,904	$433,831	$1,310,997	$1,298,778
Other rental income	185,354	203,359	556,659	668,640
Interest on short-term investments and other	14	-	30,109	-

Total revenue	623,272	637,190	1,897,765	1,967,418

Expenses:
Real estate operating expenses	133,768	109,950	350,917	334,834
Interest on mortgage notes and unsecured loan payable	273,667	272,012	814,624	807,749
Depreciation and amortization	140,392	123,180	394,383	369,541
Real estate taxes	129,068	150,670	387,420	451,722
Management fees	209,220	218,409	566,947	651,109
Other	62,616	54,098	131,695	134,156

Total expenses	948,731	928,319	2,645,986	2,749,111

Loss from operations	(325,459)	(291,129)	(748,221)	(781,693)

Equity in net income (loss) of investment	213,029	78,404	4,296,914	(1,457,043)

Reserve for value of investment	(213,029)	(78,404)	(4,296,914)	1,457,043

Loss from continuing operations	(325,459)	(291,129)	(748,221)	(781,693)

Income (loss) from discontinued operations	-	111,844	(2,305)	313,522

Net loss	(325,459)	(179,285)	(750,526)	(468,171)

Loss allocated to general partner	(42)	(23)	(97)	(60)

Loss allocated to limited partners	$(325,417)	$(179,262)	$(750,429)	$(468,111)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(41.98)	$(37.55)	$(96.51)	$(100.82)

Discontinued operations	$-	$14.43	$(0.30)	$40.44

Net loss	$(41.98)	$(23.12)	$(96.81)	$(60.38)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the nine months ended September 30, 2011 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2011	7,753	$119,968,973	$(111,721,586)	$(9,892,178)	$(1,644,791)
Net loss	-	-	-	(750,429)	(750,429)

Balance, September 30, 2011	7,753	$119,968,973	$(111,721,586)	$(10,642,607)	$(2,395,220)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2011	1	$10,000	$(26,364)	$(2,286)	$(18,650)
Net loss	-	-	-	(97)	(97)
Balance, September 30, 2011	1	$10,000	$(26,364)	$(2,383)	$(18,747)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(750,526)	$(468,171)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in net (income) loss of investment	(4,296,914)	1,457,043
Reserve for fair value of investment	4,296,914	(1,457,043)
Depreciation and amortization	394,383	747,835
Net increase in operating assets	(122,073)	(48,992)
Net decrease in operating assets in
discontinued operation	-	10,147
Net increase (decrease) in operating liabilities	420,760	(24,367)

Net cash (used in) provided by operating activites	(57,456)	216,452

Cash Flows From Investing Activities:
Payment to capital reserve escrow account	(500,000)	-
Capital reimbursements to real estate owned	-	113,950

Net cash (used in) provided by investing activites	(500,000)	113,950

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(11,930,430)	-
Principal payments on mortgage notes payable	-	(125,501)
Payment of deferred financing cost	(230,746)	-

Net cash (used in) financing activities	(12,161,176)	(125,501)

Net change in cash and cash equivalents	(12,718,632)	204,901

Cash and cash equivalents at beginning of period	12,932,100	148,077

Cash and cash equivalents at end of period	$213,468	$352,978

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$687,124	$807,749

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2010.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2011, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2011 and December 31, 2010:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2011	12/31/2010

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,275,390	15,275,390

Total cost				20,545,518	20,545,518

Less: Accumulated depreciation				(3,313,818)	(2,943,492)

Investment in real estate				$17,231,700	$17,602,026

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which currently owns 23 multifamily properties in 16 markets.  Omaha is an affiliate of the Registrant’s general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2011 and December 31, 2010.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2011	December 31, 2010

Investment in real estate, net	$365,950	$348,750
Other assets	7,361	10,438
Debt	(338,892)	(337,935)
Other liabilities	(6,399)	(7,556)
Member's Equity	$28,020	$13,697

	(Unaudited)
Statement of Operations	September 30, 2011

Rent and other income	$34,323
Real estate operating expenses	(18,694)
Other income and expenses	(12,641)
Net unrealized income	13,819
Realized loss on sale of real estate property	(2,484)

Net income	$14,323

 (4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2011	2010

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A						4,069,570	-
Note B						6,000,000	-
Unsecured						-	22,000,000
						$20,069,570	$32,000,000

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

(5) SUBSEQUENT EVENT
On October 31, 2011, the Partnership filed Form 13e-3 with the Securities and Exchange Commission.  The Form 13e-3 details the General Partner’s intent to implement a reverse split of the Partnership’s units.  For more information see the Partnership’s Form 13e-3 at www.sec.gov and type in 0000087047 for the Partnership’s CIK.

ITEM 2.                                                                                                      MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General

  The consolidated financial statements for the three and nine months ended September 30, 2011, reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha. The consolidated financial statements for the three and nine months ended September 30, 2010 reflect the operations of one industrial flex property and two warehouse distribution centers as well as a 30% interest in Omaha.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2011 decreased $14,000 to approximately $623,000 as compared to approximately $637,000 for the three months ended September 30, 2010.  Total revenues decreased due to a decrease in other rental income partially offset by increases in base rental income.  Base rental income increased $4,000 to approximately $438,000 for the three months ended September 30, 2011 as compared to approximately $434,000 for the same period in 2010.  Base rental income increased due to a scheduled increase in base rent charged to the tenant leasing the space at Registrant’s property located in Maple Grove, MN.  Other rental income decreased $18,000 to approximately $185,000 for the three months ended September 30, 2011 from approximately $203,000 for the same period in 2010.  Other rental income decreased due to lower expense reimbursement from the tenants at Registrant’s two wholly owned properties.

Total revenues from continuing operations for the nine months ended September 30, 2011 decreased $69,000 to approximately $1,898,000 as compared to approximately $1,967,000 for the nine months ended September 30, 2010.  Total revenues decreased due to a decrease in other rental income partially offset by increases in base rental income and interest income.  Base rental income increased $12,000 to approximately $1,311,000 for the nine months ended September 30, 2011 as compared to approximately $1,299,000 for the same period in 2010.  Base rental income increased due to a scheduled increase in base rent charged to the tenant leasing the space at Registrant’s property located in Maple Grove, MN.  Other rental income decreased $112,000 to approximately $557,000 for the nine months ended September 30, 2011 from approximately $669,000 for the same period in 2010.  Other rental income decreased due to lower expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Interest income increased due to an increase in Registrant’s cash reserves. Registrant’s cash reserves increased due to the excess proceeds generated from the sale of Registrant’s Naperville, IL property which was sold on December 3, 2010.  The net proceeds were used to partially to pay down Registrant’s unsecured loan on April 29, 2011.

Loss from continuing operations increased $34,000 to a loss of approximately $325,000 for the three months ended September 30, 2011 as compared to an approximate loss of $291,000 for the three months ended September 30, 2010. Loss from continuing operations decreased $34,000 to a loss of approximately $748,000 for the nine months ended September 30, 2011, as compared to an approximate loss of $782,000 for the nine months ended September 30, 2010.  The multifamily market continues to suffer from the effects of the national debt crisis.  Potential buyers for multifamily properties are still struggling with wide spreads on lending rates, lower loan to value ratio requirements and far stricter credit terms. Even quality borrowers have limited financing available. This led to an increase in capitalization rates during 2008 and 2009 which had pushed values down significantly.  During 2010 the increase in capitalization rates slowed and in many markets, reversed during the latter half of 2010.  The stagnant national economy has kept unemployment higher and kept economic growth at a slower pace in 2010 and 2011 in most markets in which Omaha owns properties.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down in the value of its real estate portfolio of approximately $69,749,000 (15%) for the twelve months ended December 31, 2009 in addition to the approximately $58,203,000 (10%) write-down recorded in 2008.  In 2010 Omaha reported a small recovery of the value of its remaining real estate portfolio of approximately $12,450,000 (4%) and a further recovery of approximately $23,200,000 (7%) during the first nine months of 2011.  In 2009 and 2010 Registrant reviewed its own analysis of the current and projected financial condition of Omaha.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.   As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet.  For the nine months ended September 30, 2011, Registrant’s income in equity from its investment in Omaha was approximately $4,297,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the income from equity for the nine months ended September 30, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the nine months ended September 30, 2011.

Total expenses from continuing operations for the three months ended September 30, 2011 increased $21,000 to approximately $949,000 from approximately $928,000 for the three months ended September 30, 2010.  Expenses increased due to higher amortization of deferred finance costs associated with the new loan agreement with the holder of the unsecured credit facility.  Expenses also increased due to higher administrative costs and higher repairs and maintenance costs at Registrant’s Maple Grove property.   This increase

was partially offset by lower real estate taxes at Registrant’s wholly owned properties due to a lower tax assessment.

Total expenses from continuing operations for the nine months ended September 30, 2011 decreased $103,000 to approximately $2,646,000 from approximately $2,749,000 for the same period in 2010.  Expenses decreased due to lower real estate taxes at Registrant’s wholly owned properties and lower management fees.  Real estate taxes were lower due to lower tax assessments at Registrant’s wholly owned properties.  Management fees were lower due to the lower fee rate applied to the excess sales proceeds from the sale of Registrant’s Naperville, IL property which had been held in cash reserves until Registrant used the excess proceeds to pay down a portion of the unsecured credit facility on April 29, 2011.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to such policies in 2011. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2011, the Registrant had cash and cash equivalents of $213,468. These balances are $12,718,632 lower than cash and cash equivalents held on December 31, 2010. Cash and cash equivalents declined during the nine months ended September 30, 2011 due primarily to Registrant’s restructuring its unsecured credit facility. On April 29, 2011, Registrant paid $12,539,983 to the Holder of the unsecured credit facility as part of replacing the unsecured credit facility with the new loan agreement and funding a cash reserve account in the amount of $500,000.  The cash reserve account was set up to pay for future tenant replacement costs at Registrant’s two wholly owned properties, if needed.

Total outstanding debt at September 30, 2011, consisted of a $10,000,000 long-term non-recourse first mortgage note secured by Registrant’s property located in Lino Lakes, MN and $10,069,570 comprised of two long-term notes secured by Registrant’s property located in Maple Grove, MN as well as a negative pledge on Registrant’s remaining properties and investments. The Registrant has no other debt except normal trade accounts payable.

Registrant’s previous unsecured credit facility matured October 1, 2008.   The Holder of the unsecured debt formally extended the maturity to February 28, 2009.  The Holder had entered into discussions with Registrant as to terms for extending the unsecured debt on a longer term basis.  On April 29, 2011, the Holder and Registrant executed a new loan agreement.  The new loan agreement places significant restrictions on the Registrant’s use of cash (see Note 4 to the Consolidated Financial Statements and Registrant’s Form 8-K dated April 29, 2011).

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2011 increased $4,000 to approximately $227,000 from approximately $223,000 for the three months ended September 30, 2010.  Base rental income was higher in 2011 as the tenant received a scheduled rent increase. Other income was slightly lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $4,000 for the three months ended September 30, 2011 to approximately $112,000 from approximately $116,000 for the three months ended September 30, 2010 due primarily to higher operating expenses partially offset by higher revenues.  Operating expenses increased due to higher repairs and maintenance costs.

Total revenues for the nine months ended September 30, 2011 decreased $50,000 to approximately $679,000 from approximately $729,000 for the nine months ended September 30, 2010.  Base rental income was higher in 2011 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $55,000 for the nine months ended September 30, 2011 to approximately $321,000 from approximately $376,000 for the same period in 2010 due primarily to lower total revenues combined with higher operating expenses.  Operating expenses were higher due to higher repairs and maintenance expense partially offset by lower real estate taxes and professional fees.  Repairs and maintenance costs were higher primarily due to high snow removal costs in early 2011.  Professional fees were lower in 2011 because during 2010 Eagle Lake recorded professional fees related to the marketing of Eagle Lake IV for a sale during 2009.  The marketing process was discontinued in late 2009 and Eagle Lake IV was reclassified as a component of continuing operations in 2010.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2011 decreased $19,000 to approximately $395,000 as compared to approximately $414,000 for the three months ended September 30, 2010.  Total revenues were lower due to lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, remained the same at approximately $42,000 for 2011 and 2010.  Although total revenues decreased this was offset by a decrease in real estate tax expense.

Total revenues for the nine months ended September 30, 2011 decreased $53,000 to approximately $1,186,000 as compared to approximately $1,238,000 for the nine months ended September 30, 2010.  Total revenues were lower due to a lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, increased $4,000 for the nine months ended September 30, 2011 to approximately $136,000 as compared to approximately $132,000 for the same period in 2010.  Net income increased primarily due to a decrease in real estate tax expense partially offset by lower total revenues.

175 Ambassador Drive (Naperville, Illinois)

        On December 3, 2010 the Registrant sold 175 Ambassador Drive for $19,500,000 to an unrelated party in an all cash transaction. The net proceeds from the sale were used, in part, to pay off the mortgage that had been secured by the property. See Registrant’s Form 8-K filed December 9, 2010, in connection with this transaction. The results of operations from the property for the three and nine months ended September 30, 2010 are reflected as income from discontinued operations in the accompanying consolidated statement of operations.  The property did not generate any revenue for the three and nine months ended September 30, 2011 and reported a net loss of approximately $2,000 due to an unreimbursed insurance premium.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  During the nine months ended September 30, 2011, Omaha sold one multifamily property located in High Point, NC to further reduce its debt obligations.  As of September 30, 2011, the Omaha portfolio consisted of 23 multi-family properties located in 16 markets.

Comparison of three months ended September 30, 2011 to September 30, 2010:

Total revenues for the three months ended September 30, 2011 were approximately $11,662,000.  Net investment income before deductions for net unrealized loss was approximately $1,131,000.  Major expenses included approximately $3,952,000 for interest expense, $1,294,000 for repairs and maintenance, $1,754,000 for payroll and $1,125,000 for real estate taxes.  Omaha reported a net unrealized loss of approximately $421,000 from the valuation of its real estate properties, its mortgage notes and bonds and its interest rate cap and swap agreements.  For the three months ended September 30, 2011, the Registrant’s equity interest in the income of Omaha was approximately $213,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarter ended September 30, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended September 30, 2011.

Total revenues for the three months ended September 30, 2010 were approximately $11,744,000.  Net investment income before deductions for net unrealized income was $626,000.  Major expenses for the three months ended September 30, 2010 included $4,138,000 for interest expense, $1,289,000 for repairs and maintenance, $1,828,000 for payroll and $1,252,000 for real estate taxes. For the three months ended September 30, 2010, the Registrant’s equity interest in the income of Omaha was approximately $78,000. Revenues and operating expenses decreased from 2010 to 2011 primarily due to the sales by Omaha of its only commercial property in November 2010 and one apartment property in January 2011.

Comparison of nine months ended September 30, 2011 to September 30, 2010:

Total revenues for the nine months ended September 30, 2011 were approximately $34,323,000.  Income before deductions for realized and unrealized income was approximately $2,988,000.  Major expenses included approximately $11,818,000 for interest expense,

$3,535,000 for repairs and maintenance, $4,989,000 for payroll and $3,520,000 for real estate taxes.  Omaha reported a realized loss on a fair value basis from the sale of one apartment property of $2,484,000.  Omaha also reported net unrealized income of approximately $13,819,000 from the valuation of its real estate properties, its mortgage notes and bonds and its interest rate cap and swap agreements.  For the nine months ended September 30, 2011, the Registrant’s equity interest in the income of Omaha was approximately $4,297,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarters ended March 31, June 30, and September 30, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the nine months ended September 30, 2011.

Total revenues for the nine months ended September 30, 2010 were approximately $34,829,000.  Income before deductions for unrealized losses and realized losses was $2,759,000. Omaha reported a realized loss on a fair value basis from the sale of one apartment property of $2,712,000.  Omaha also reported net unrealized losses of approximately $4,904,000 from the valuation of its real estate properties, its mortgage notes and bonds and its interest rate cap and swap agreements.  For the nine months ended September 30, 2010, the Registrant’s equity interest in the loss of Omaha was approximately $1,457,000.

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 14, 2011	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 14, 2011	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer