Form 10-K
period 2011-12-31
SB PARTNERS
filed 2012-06-15
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2011

Or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ______________________

Commission file Number: 0-8952

SB Partners
(Exact name of registrant as specified in its charter)

New York	13-6294787

(State of other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Box 3, Milford, Ct.	06460
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 283-9593

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2011, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution property in Lino Lakes, Minnesota.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2011 owned 21 multifamily properties in 14 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

The Registrant does not maintain a Website.  However, the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) are available on the SEC’s Website at www.sec.gov and type in 0000087047 for the Registrant’s CIK.

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December 31, 2011.  However, Omaha invests primarily in the multifamily market.  During 2011, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement.  The stagnant national economy had caused unemployment to remain higher and prevented economic growth in most markets where Omaha owns properties which had a negative effect on rental apartment operations during 2009 and early 2010.  However, during the latter half of 2010 and 2011, most of Omaha’s markets reported improved although slow job growth and lower unemployment.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $69,749,000 (-15%) for 2009.  For 2010, Omaha reported a small write-up in the value of its real estate portfolio of approximately $12,450,000 (4%) while for 2011, Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  The total real estate portfolio value of $321,600,000 as of December 31, 2011 consists of the same properties which made up Omaha’s portfolio as of December 31, 2010 but exclude the three properties Omaha sold during 2011.  Omaha reported that as of December 31, 2011 the combined fair value of its real estate properties is less than the combined face value of its mortgages and unsecured loan.  Also, under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2011 and 2010.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.

The industrial market also has suffered from the effects of the debt crisis and the slow economy.  The primary drivers of demand for industrial space continued to be impacted during 2011.  However, according to reports by CBRE and Grubb and Ellis, job growth saw some momentum near the end of 2011.  Registrant owns industrial properties in the Minneapolis Metropolitan Statistical Area (“MSA”).  The Minneapolis industrial market reported lower vacancy rates due to positive absorption of vacant space but market rents remained flat in 2011.  The MSA reported 10 construction projects completed although only one was speculative space while the other nine projects were “build to suit” projects. Although market conditions have improved, it is still a tenants’ market.

Occupancy for the industrial flex portfolio owned by the Registrant remained at 100% during 2011. (Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During the third quarter 2010, Registrant commenced a marketing plan to sell 175 Ambassador Drive in Naperville, Il.  As of September 30, 2010, Registrant designated 175 Ambassador Drive as real estate held for sale.  On December 3, 2010, Registrant closed the sale of the property for $19,500,000 to an unrelated buyer in an all cash transaction.  A portion of the sales proceeds were used to pay off the mortgage securing the property. Accordingly, this property’s results of operations for 2011, 2010 and 2009 were reflected as income from discontinued operations on the consolidated statements of operations.

Registrant’s previous unsecured credit facility (“Unsecured Debt”) which was scheduled to mature October 1, 2008 was extended by its holder (“Holder”) to February 28, 2009.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement (“Loan Agreement”).  The new loan agreement places significant restrictions on the Registrant’s use of cash. See Note 8 to the Consolidated Financial Statement, Registrant’s Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing.

Registrant did not make any other direct changes to its portfolio during 2011 or 2010.  However, Omaha sold three multifamily properties in 2011 and sold one multifamily property and its only industrial property in 2010 to further its continuing goal of reducing the level of its debt. Omaha did not acquire any new properties in 2011 or 2010.  As of December 31, 2011, Omaha consists of 21 wholly owned multifamily properties.

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

Debt Servicing and Financing

The real estate market continues to suffer through one of its worst debt crises.  Some borrowers still find it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash available for distribution to Unit holders.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition and its ability to pay distributions to Unit holders.  Further, if any of the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.

Registrant’s $22,000,000 Unsecured Debt matured February 28, 2009.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement on the following terms:

1)
In connection with the execution of the Loan Agreement, Registrant was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570.  The payment was made from proceeds resulting from the sale of 175 Ambassador Drive.  Additional proceeds from the sale were used to pay Registrant’s and Holder’s legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed.   The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes (“Note A” and “Note B;” together, the “Notes”).

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

6
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

See Registrant’s Form 8-K dated April 29, 2011 at www.sec.gov and type in 0000087047 for the Registrant’s CIK.

Registrant had a $6,477,001 mortgage secured by the property located at 175 Ambassador Drive.  On December 3, 2010, Registrant sold 175 Ambassador Drive and used a portion of the sales proceeds to pay off the mortgage securing the property.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2011.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2011 are as follows:

		Description				Percent	Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2011	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Warehouse Distribution Center:
435 Park Court	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000

Additional information regarding properties owned by the Registrant:

	2011	2010	2009	2008	2007

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)	100.00%	100.00%	100.00%	100.00%	100.00%
175 Ambassador Drive (d) (e)	n/a	100.00%	100.00%	100.00%	100.00%
Le Coeur du Monde Apts. (f)	n/a	n/a	n/a	n/a	93.90%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (g)	$ 16	$ 16	$ 15	$ 13	$ 14
435 Park Court (c)(g)	$ 6	$ 6	$ 6	$ 6	$ 6
175 Ambassador Drive (d) (e) (g)	n/a	$ 4	$ 4	$ 4	$ 4
Le Coeur du Monde Apts. (f) (h)	n/a	n/a	n/a	n/a	$ 9,026

(a) For period of ownership.
(b) Property was purchased June 12, 2002.
(c) Property was purchased on October 5, 2005.
(d) Property was purchased on November 28, 2006.
(e) Property was sold December 3, 2010.
(f) Property was sold on April 24, 2007.
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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2011 was 2,701.

At various times, the Registrant has generated and distributed cash to the Unit holders.  In view of the continuing economic downturn and constricting capital markets, the Registrant did not declare a distribution for 2011, 2010 or 2009.  Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

On October 31, 2011, the Registrant filed Form 13e-3 with the Securities and Exchange Commission.  The Form 13e-3 detailed the General Partner’s intent to implement a reverse split of the Registrant’s units.  On November 23, 2011, the Registrant mailed letters to the Unit holders describing the reverse unit split, which would have involved the cashing out of fractional units below a specified size, but which would have also have extended to certain Unit holders who otherwise would have been cashed out an option to round up to a full unit, thus enabling those Unit holders to remain in the partnership.  After the mailing was released, the Registrant received a comment letter from the SEC.  In the course of reviewing the SEC’s comments, it became clear that the round up option could have been deemed to involve a public offering requiring the filing of a registration statement with the SEC.  Since that was not economically feasible, and since the Registrant was not prepared to proceed with the reverse split without being able to offer to at least some of the Unit holders who wanted to remain in the Partnership the opportunity to do so through the round up option, the reverse split was not implemented.  On December 22, 2011, Registrant filed Form 13e-3/A cancelling the reverse unit split described in Form 13e-3.  For more information see the Registrant’s Form 13e-3 and Form 13e-3/A at www.sec.gov and type in 0000087047 for the Partnership’s CIK.

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
		(In Thousands, Except Unit Data)
			(As Restated)	(As Restated)	(As Restated)
Income Statement Data:
Rental, Interest and Other Revenues	$2,501	$2,612	$2,582	$2,400	$3,040
Operating Expenses, Less Depreciation
and Amortization	(2,995)	(3,161)	(3,222)	(3,739)	(3,189)
Depreciation and Amortization	(532)	(493)	(497)	(532)	(519)

Loss from Operations	(1,026)	(1,042)	(1,137)	(1,871)	(668)
Equity in Net (Loss) of Investment	(763)	(416)	(18,326)	(13,370)	(973)
Reserve for Value of Investment	763	416	(4,525)	-	-

(Loss) from Continuing Operations	(1,026)	(1,042)	(23,988)	(15,241)	(1,641)

(Loss) Income from Discontinued Operations	(2)	465	384	324	233
(Loss) Gain on Sale of Investments
in Real Estate	-	(46)	-	-	2,518

Net Income (Loss)	$(1,028)	$(623)	$(23,604)	$(14,917)	$1,110

(Loss) from Continuing Operations
per Unit of Partnership Interest:	$(132)	$(134)	$(3,094)	$(1,966)	$(212)

Distributions paid per Unit
of Partnership Interest	$-	$-	$-	$110	$350

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$17,129	$17,602	$18,092	$18,552	$19,025
Real Estate Assets Held for Sale	$-	$-	$19,542	$20,028	$20,514
Other Assets in Discontinued Operations	$-	$-	$41	$56	$84
Total Assets	$18,202	$30,603	$37,895	$62,069	$78,347
Mortgage Note and Unsecured Loan Payable	$20,070	$32,000	$32,000	$32,000	$32,000
Mortgage Note in Discontinued Operations	$-	$-	$6,635	$6,806	$6,943
Other Liabilities in Discontinued Operations	$-	$-	$138	$101	$-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2011, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution center in Lino Lakes, Minnesota.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2011 owns 21 multifamily properties in 14 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2011.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. During 2009, Omaha reported significant write-downs of its real estate portfolio of $69,749,000 (-15%).  In 2010 Omaha reported a small recovery of the value of its remaining real estate portfolio of $12,450,000 (4%) while for 2011 Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  The total real estate portfolio value of $321,600,000 as of December 31, 2011 consists of the same properties which makes up Omaha’s portfolio as of December 31, 2010 but excludes the three properties Omaha sold during 2011.  Since 2009 Registrant has continually reviewed its own analysis of the current and projected financial condition of Omaha.  On July 1, 2009, Omaha executed an extension of its unsecured loan.  The extension, among other items, increased the spread on the interest rate on the unsecured debt by approximately 390 basis points.  However, on April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  However, Omaha is still

precluded from making distributions to its investors until its unsecured loan is paid.   Omaha reported that as of December 31, 2011 the combined fair value of its real estate properties is less than the combined face value of its mortgages and unsecured loan.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2011 and 2010.  For the year 2011, the Registrant’s interest in the net investment income and realized loss from the sale of properties of Omaha was $1,270,463 and ($2,446,673), respectively.  In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $413,579 for 2011.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

The Registrant’s general partner does not believe that any recently adopted accounting pronouncements by the Financial Accounting Standards Board will have a material impact on the Registrant’s current or future consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and Loan Agreement are due as follows:

For the year ending December 31,
2012	$-
2013	-
2014	4,069,570
2015	10,000,000
2016	-
Thereafter	6,000,000

Total	$20,069,570

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, Registrant had cash and cash equivalents of approximately $314,000 as compared to approximately $12,932,000 as of December 31, 2010.   On April 29, 2011, Registrant paid $11,930,430 to the Holder of the Unsecured Debt and executed a new Loan Agreement with the Holder.  At that time, $500,000 was placed in escrow to fund a reserve account for future tenant improvement costs and leasing costs, as needed.  Financing costs related to the aforementioned Loan Agreement of approximately $231,000 also reduced Registrant’s cash and cash equivalents.

Total outstanding debt at December 31, 2011 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $10,069,570 under a new loan agreement which replaced the unsecured debt.  Registrant’s previous unsecured debt which was scheduled to mature October 1, 2008 was extended by its Holder to February 28, 2009.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement.  The new loan agreement consists of Note A in the amount of $4,069,570 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018  See Note 8 to the Consolidated Financial Statement, Registrant’s Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

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

The downturn in the debt market had led to a significant slowing of the national economy during the past three years.  Companies have contracted or gone out of business leading to an increase in unemployment, significantly in some markets where Omaha owns multifamily properties.  The stagnant economic growth and increase in unemployment has lead to increases in vacancies and lower rental growth during 2008 to mid 2010. During the latter half of 2010 and 2011 most of the markets where Omaha has properties have reported an improvement in employment and job growth although only a small improvement.  This combined with a decline in apartment development has led to an increase in average physical and economic occupancy in the Omaha portfolio.  Although the two remaining commercial properties owned by the Registrant are 100% occupied, the stagnant market increases the risk that one or more tenants could default on their lease.  The economic slowdown has increased the amount of vacant industrial space available to leasing prospects and has decreased the pool of potential leasing prospects.  Registrant may require a longer time period to replace one of the tenants at its properties should a default occur.

Registrant did not pay a distribution in 2011.  There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the new Loan Agreement are outstanding, Registrant is precluded from making distributions to its Unit holders.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2011 VS. 2010

Total revenues from continuing operations decreased 111,000 to approximately $2,501,000 in 2011 from approximately $2,612,000 in 2010 due to lower other income partially offset by higher rental income and interest income on short term investments.  Other rental income decreased due to lower real estate tax reimbursements at the Lino Lakes property combined with lower operating expense reimbursements at Eagle Lake IV.  The decrease in real estate tax reimbursement at Lino Lakes was due to lower tax expense. Operating expense reimbursements from Eagle Lake IV was higher in 2010 due to higher tenant charges for operating costs incurred in 2009.  Rental income increased due to scheduled increases in base rent for the tenant at Eagle Lake IV.  The increase in interest income is due to higher cash funds available for short term investment during 2011.  Cash and cash equivalents increased significantly in December 2010 due to the net proceeds generated from the sale of 175 Ambassador Drive.  These proceeds were invested until used to pay down Registrant’s Unsecure Debt on April 29, 2011.

The Registrant reported a net loss from continuing operations of approximately $1,026,000 in 2011, an improvement of $16,000 as compared to a net loss of approximately $1,042,000 in 2010.  The improvement in loss from continuing operations was due to lower total expenses partially offset by lower total revenues.  Total expenses from continuing operations for 2011 decreased $127,000 to approximately $3,527,000 from approximately $3,654,000 in 2010, due to decreases in real estate taxes of $106,000 and investment management fees of $112,000 partially offset by higher real estate operating expenses of $33,000 and amortization expense of $36,000. Real estate tax expense decreased by approximately $106,000 due to lower tax assessments for Lino Lakes and Eagle Lake IV.  Investment management fees was lower due to a portion of the sales proceeds from the sale of 175 Ambassador Drive which were held in cash investments until used to pay down the unsecured debt.  Real estate operating expenses were higher due to an increase in repairs and utilities at Eagle Lake IV.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.

Equity in net loss of investments declined $363,000 to a loss of approximately $779,000 for 2011 from a loss of approximately $416,000 for 2010. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $69,749,000 (-15%) during 2009.  For 2010, Omaha reported a small write-up in the value of its real estate portfolio of approximately $12,450,000 (4%) while for 2011, Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  Omaha reported that as of December 31, 2011 the combined fair value of its real estate properties is still less than the combined face value of its mortgages and unsecured loan.  Also, under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2011 and 2010.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues decreased $67,000, to approximately $886,000 in 2011 compared with approximately $953,000 in 2010.  Net income, which includes deductions for depreciation, decreased $44,000, to approximately $441,000 in 2011 from approximately $485,000 in 2010. Occupancy for both years was 100%.  The decrease in total revenue was due to a decrease in expense reimbursements collected from the tenant partially offset by higher scheduled rent collected from the tenant.  Operating expense reimbursements were higher in 2010 due to higher tenant charges for operating costs incurred in 2009.  The decrease in net income was due to the decrease in revenues partially offset by a decrease in expenses of $21,000 to approximately $446,000 in 2011 from approximately $467,000 in 2010.  The decrease in expenses was primarily due to decreases in real estate taxes of $37,000 and professional fees of $14,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2011 of 7.4% which is slightly lower than the 7.6% reported in December 2010 according to a research report by CB Richard Ellis. Space absorption in the Minneapolis-St. Paul industrial market for 2011 was approximately positive 1,500,000 square feet while rental rates remained flat.

435 Park Court (Lino Lakes, Minnesota)

Total revenues decreased $71,000, to approximately $1,581,000 in 2011 compared with approximately $1,652,000 in 2010 due to lower expense reimbursements. Rental income remained the same in 2011 as compared to 2010.  Net income, which includes deductions for depreciation and mortgage interest expense, decreased $1,000, to approximately $184,000 in 2011 from approximately $185,000 in 2010.   Occupancy for both years was 100%.  The decrease in net income was primarily due to an increase in administration and insurance expenses.  Real estate tax expense decreased $69,000 in 2011 while real estate tax reimbursements decreased also by 69,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2011 of 7.4% which is slightly lower than the 7.6% reported in December 2010 according to a research report by CB Richard Ellis. Space absorption in the Minneapolis-St. Paul industrial market for 2011 was approximately positive 1,500,000 square feet while rental rates remained flat.

175 Ambassador Drive (Naperville, Illinois)

On December 3, 2010, the Registrant sold 175 Ambassador Drive for approximately $16,500,000 to an unrelated party in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $6,477,001 that had been secured by the property.

175 Ambassador Drive had been designated as real estate held for sale as of September 30, 2010.  The results of operations from the property are reflected as income (loss) from discontinued operations in the accompanying consolidated statement of operations.  Loss from discontinued operations for 2011 included a post sale adjustment for insurance expense of approximately $2,000.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest.  The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development.  During 2011 Omaha sold one multifamily property in High Point, North Carolina, one multifamily property in Greensboro, North Carolina and one multifamily property in Columbus, Ohio to further its continuing goal of reducing the level of its debt obligations.  During 2010 Omaha sold one multifamily property in Phoenix, Arizona and its commercial property in Palm Bay, Florida.  During 2009 Omaha sold two multifamily properties in Omaha, Nebraska and Oklahoma City, Oklahoma.

Total revenues for 2011 were approximately $45,943,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $4,235,000.  Major expenses included $15,783,000 of interest expense, $4,730,000 for repairs and maintenance, $6,758,000 for payroll and $4,544,000 for real estate taxes.  In addition, Omaha reported a realized net loss on the sale of three multifamily properties and the satisfaction of their related mortgages of $8,156,000 and net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $1,379,000.  For the year 2011, the Registrant’s equity interest in the loss of Omaha was $763,000.

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

Total revenues for 2010 were approximately $46,479,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $3,866,000.  Major expenses included $16,431,000 of interest expense, $4,927,000 for repairs and maintenance, $6,868,000 for payroll and $4,510,000 for real estate taxes.  In addition, Omaha reported a realized net loss on the sale of one multifamily property, the sale of one commercial property and the satisfaction of their related mortgages of $14,961,000 and net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $9,707,000.  For the year 2010, the Registrant’s equity interest in the loss of Omaha was $416,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 23 through 36 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 37 through 38 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2011 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

NONE

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	69	Director

Millie C. Cassidy	66	President & Director

David Weiner	76	Chief Executive Officer & Director
Martin Cawley	55	Vice President
Leland J. Roth	48	Treasurer
John H. Zoeller	52	Chief Financial Officer

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

Mr. Roth joined the General Partner in 1994 and serves as its treasurer.  He is a certified public accountant with over 26 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 30 years of real estate related financial, accounting and reporting experience.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a)
At December 31, 2011, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)
As of December 31, 2011, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,727 Units of Limited Partnership Interest, representing 35.17% of the outstanding number of Units on December 31, 2011. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on June 28, 2011, when the total number of Units held reached 35% of the outstanding number of Units.

(c)	During the year ended December 31, 2011, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $756,013, $867,583 and $826,573 for the years ended December 31, 2011, 2010, and 2009, respectively.  Of the amount earned in 2011, $258,792 has been deferred while the obligations under the Loan Agreement are outstanding. The deferred amount is included in accounts payable and accrued expenses on the balance sheet as of December 31, 2011.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2011, 2010 or 2009.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $124,482, $195,907 and $196,780 in 2011, 2010, and 2009, respectively.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2011, 2010 and 2009, the Registrant’s equity interest in the net loss of Omaha was $763,000, $416,000 and $18,326,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate was not paid an annual fee in 2011, 2010 or 2009.

Reference is made to Items 10 and 11, and Notes 3, 7 and 11 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $115,000 for each of the years ended December 31, 2011 and 2010, respectively.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2011 and 2010 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2011 and 2010, respectively.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT
                      SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2011 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: June 14, 2012	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: June 14, 2012	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	June 14, 2012
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	June 14, 2012
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2011 and 2010	24

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	25

Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2011, 2010 and 2009	26

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	27

Notes to Consolidated Financial Statements	28 – 36

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2011	37-38

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The supplemental financial statement schedule in the foregoing table of contents is presented for purpose of additional analysis and is not a required part of the consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.
Shelton, Connecticut
June 12, 2012

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,581,164	18,560,518
Less - accumulated depreciation	(3,437,522)	(2,943,492)
	17,128,642	17,602,026

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $3,346,444 and $4,109,076 at
December 31, 2011 and 2010, respectively	-	-
	17,128,642	17,602,026

Other Assets -
Cash and cash equivalents	313,717	12,932,100
Cash in escrow	500,034	-
Other	259,405	68,629

Total assets	$18,201,798	$30,602,755

Liabilities:
Mortgage note and unsecured loan payable	$20,069,570	$32,000,000
Accounts payable and accrued expenses	713,983	159,366
Tenant security deposits	109,627	106,830

Total liabilities	20,893,180	32,266,196

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(2,672,599)	(1,644,791)
General partner - 1 unit	(18,783)	(18,650)

Total partners' deficit	(2,691,382)	(1,663,441)

Total liabilities and partners' deficit	$18,201,798	$30,602,755

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
			(As Restated)
	2011	2010	2009
Revenues:
Base rental income	$1,748,901	$1,732,609	$1,690,449
Other rental income	721,849	871,999	891,098
Interest on short-term investments and other	30,156	7,498	165

Total revenues	2,500,906	2,612,106	2,581,712

Expenses:
Real estate operating expenses	456,646	423,806	439,852
Interest on mortgage notes and unsecured loan payable	1,085,761	1,078,274	1,097,164
Depreciation and amortization	532,108	492,721	497,499
Real estate taxes	496,015	602,097	649,996
Management fees	756,013	867,583	826,573
Other	199,999	189,879	207,683

Total expenses	3,526,542	3,654,360	3,718,767

Loss from operations	(1,025,636)	(1,042,254)	(1,137,055)

Equity in net loss of investment	(762,632)	(416,340)	(18,325,791)

Reserve for value of investment	762,632	416,340	(4,525,416)

Loss from continuing operations	(1,025,636)	(1,042,254)	(23,988,262)

(Loss) Income from discontinued operations	(2,305)	465,182	383,729

Net loss on sale of investment in real estate property	-	(46,045)	-

Net loss	(1,027,941)	(623,117)	(23,604,533)

Loss allocated to general partner	(133)	(80)	(3,045)

Loss allocated to limited partners	$(1,027,808)	$(623,037)	$(23,601,488)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(132.29)	$(134.43)	$(3,094.06)

Discontinued operations (including loss on sale)	$(0.30)	$54.06	$49.49

Net loss	$(132.59)	$(80.37)	$(3,044.57)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 2011, 2010 and 2009

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2009	7,753	$119,968,973	$(111,721,586)	$14,332,347	$22,579,734
Net loss for the year	-	-	-	(23,601,488)	(23,601,488)
Balance, December 31, 2009	7,753	119,968,973	(111,721,586)	(9,269,141)	(1,021,754)
Net loss for the year	-	-	-	(623,037)	(623,037)
Balance, December 31, 2010	7,753	119,968,973	(111,721,586)	(9,892,178)	(1,644,791)
Net loss for the year	-	-	-	(1,027,808)	(1,027,808)
Balance, December 31, 2011	7,753	$119,968,973	$(111,721,586)	$(10,919,986)	$(2,672,599)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2009	1	$10,000	$(26,364)	$839	$(15,525)
Net loss for the year	-	-	-	(3,045)	(3,045)
Balance, December 31, 2009	1	10,000	(26,364)	(2,206)	(18,570)
Net loss for the year	-	-	-	(80)	(80)
Balance, December 31, 2010	1	10,000	(26,364)	(2,286)	(18,650)
Net loss for the year	-	-	-	(133)	(133)
Balance, December 31, 2011	1	$10,000	$(26,364)	$(2,419)	$(18,783)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
			(As Restated)
Cash Flows From Operating Activities:
Net loss	$(1,027,941)	$(623,117)	$(23,604,533)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Net loss on sale of investment in real estate property	-	46,045	-
Equity in net loss of investment	762,632	416,340	18,325,791
Reserve for fair value of investment	(762,632)	(416,340)	4,525,416
Depreciation and amortization	532,108	879,548	1,001,891
Net decrease (increase) in operating assets	2,636	(16,127)	(35,510)
Net decrease (increase) in operating assets in
discontinued operation	-	41,192	(3,812)
Net increase (decrease) in operating liabilities	554,617	100,905	(436,743)
Net increase in tenant security deposits	2,797	2,798	2,217
Net (decrease) increase in operating liabilities in
discontinued operation	-	(138,106)	36,576

Net cash provided by (used in) operating activites	64,217	293,138	(188,707)

Cash Flows From Investing Activities:
Payment to capital reserve escrow acount	(500,034)	-	-
Net proceeds from sale of investment in real estate property	-	19,016,985	-
Capital (additions) reimbursements to real estate owned	(20,646)	113,950	(35,917)

Net cash (used in) provided by investing activites	(520,680)	19,130,935	(35,917)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable	(11,930,430)	(6,480,402)	-
Principal payments on mortgage notes payable	-	(154,148)	(171,540)
Payment of deferred financing cost	(231,490)	(5,500)	-

Net cash (used in) financing activities	(12,161,920)	(6,640,050)	(171,540)

Net change in cash and cash equivalents	(12,618,383)	12,784,023	(396,164)

Cash and cash equivalents at beginning of year	12,932,100	148,077	544,241

Cash and cash equivalents at end of year	$313,717	$12,932,100	$148,077

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$886,922	$1,428,721	$1,412,275

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
(d)
Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2011 is estimated to be fully realizable.

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

(2) RECLASSIFICATIONS
As of September 30, 2010, the Partnership designated 175 Ambassador Drive as real estate held for sale. Accordingly, its results of operations was reflected as income (loss) from discontinued operations on the consolidated statements of operations.

The consolidated statement of operations for the year ended December 31, 2009, as amended, has been retrospectively adjusted to reflect this reclassification as follows:

	For the Year Ended December 31, 2009

	As	To reflect reclassification	As
	originally	to real estate held for sale	retrospectively
	reported	as of September 30, 2010	adjusted
Revenues:
Rental income	$3,023,526	$(1,333,077)	$1,690,449
Other rental income	959,854	(68,756)	891,098
Interest on short-term investments and other	165	-	165

Total revenues	3,983,545	(1,401,833)	2,581,712

Expenses:
Real estate operating expenses	557,015	(117,163)	439,852
Interest on mortgage notes and unsecured
loan payable	1,493,958	(396,794)	1,097,164
Depreciation and amortization	1,001,891	(504,392)	497,499
Real estate taxes	649,996	-	649,996
Management fees	826,573	-	826,573
Other	207,438	245	207,683

Total expenses	4,736,871	(1,018,104)	3,718,767

Loss from operations	(753,326)	(383,729)	(1,137,055)
Equity in net loss of investment	(18,325,791)	-	(18,325,791)
Reserve for value of investment	(4,525,416)	-	(4,525,416)

Loss from continuing operations	(23,604,533)	(383,729)	(23,988,262)
Income from discontinued operations	-	383,729	383,729

Net loss	(23,604,533)	-	(23,604,533)

Loss allocated to general partner	(3,045)	-	(3,045)
Loss allocated to limited partners	$(23,601,488)	$-	$(23,601,488)

Earnings per unit of limited partnership interest (basic and diluted):
Continuing operations	$(3,044.57)	$(49.49)	$(3,094.06)
Discontinued operations	$-	$49.49	$49.49
Net Loss per unit of Limited Partnership Interest	$(3,044.57)	$-	$(3,044.57)

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner.  Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $756,013, $867,583 and $826,573 for the years ended December 31, 2011, 2010, and 2009, respectively.  Of the amount earned in 2011, $258,792 has been deferred while the obligations under the Loan Agreement are outstanding.  The deferred amount is included in accounts payable and accrued expenses on the balance sheet as of December 31, 2011.  In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2011, 2010 or 2009.

(4) INVESTMENTS IN REAL ESTATE
During 2011 and 2010, the Partnership owned an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois.  On December 3, 2010, the Partnership sold its warehouse distribution property located in Naperville, Il.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2011 and 2010:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/11	12/31/10

Industrial flex property	1	2002	60,345 sf	$ 5,270,128	$ 5,270,128

Warehouse distribution property	1	2005	226,000 sf	15,296,036	15,275,390

Total cost				20,566,164	20,545,518

Less: Accumulated depreciation				(3,437,522)	(2,943,492)

Net book value				$17,128,642	$17,602,026

(5) REAL ESTATE HELD FOR SALE

During September 2010, the Partnership initiated marketing 175 Ambassador Drive, its industrial flex property located in Naperville, IL for sale. 175 Ambassador Drive was sold on December 3, 2010.  The results of operations from this property are reflected as income from discontinued operations in the accompanying consolidated statements of operations.  The various components of revenue and expenses from discontinued operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Operating revenue	$0	$1,313,239	$1,401,833

Operating expenses	2,305	848,057	1,018,104

Income (Loss) from discontinued operations	$(2,305)	$465,182	$383,729

 (6) REAL ESTATE TRANSACTIONS

On December 3, 2010, the Partnership sold 175 Ambassador Drive to an unrelated buyer for $19,500,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of approximately $6,477,000 that had been secured by the property.  The carrying value at the time of the sale was approximately $19,063,029 which resulted in a net loss for financial reporting purposes of $46,045 after closing costs of $483,016.  The historical cost of the property at the time of the sale was $20,929,767.

(7) INVESTMENT SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2011 owns 21 multifamily properties in 14 markets.  Omaha is an affiliate of the Partnership’s general partner.  The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011.

Balance Sheet	2011	2010

Investment in real estate properties, at fair value	$321,600	$348,750
Other assets	17,595	10,438
Debt	(320,144)	(337,935)
Other liabilities	(7,896)	(7,556)
Members' equity	$11,155	$13,697

Statement of Operations	2011	2010	2009

Rent and other income	$45,943	$46,479	$50,119
Real estate operating expenses	(24,463)	(24,872)	(28,131)
Other income and expenses	(17,245)	(17,741)	(19,705)
Net unrealized gains and (losses)	1,379	9,707	(63,923)
Net realized gains and (losses)	(8,156)	(14,961)	533

Net loss	$(2,542)	$(1,388)	$(61,107)

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

Under the terms of the loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points, as of February 1, 2010.  Additionally, Omaha’s financial ratio requirements were waived at December 31, 2009 and March 31, 2010 and were relaxed prospectively.  Furthermore, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  However, Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid.  As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2011 and 2010. Omaha reported that as of December 31, 2011 the combined fair value of its real estate properties is less than the combined face value of its mortgages and unsecured loan.

(8) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2011	2010

Mortgage note and unsecured loan payable:
Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Bank Loan:
Note A					4,069,570	-
Note B					6,000,000	-
Unsecured (b)					-	22,000,000
					$20,069,570	$32,000,000

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

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2012	$-
2013	-
2014	4,069,570
2015	10,000,000
2016	-
Thereafter	6,000,000

Total	$20,069,570

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			Loss from	Equity Income
		Loss from	Operations	(Loss) on
Year ended December 31, 2011	Revenues	Operations	Per Unit	Investment

First Quarter	$662,536	$(192,214)	$(24.79)	$2,005,078
Second Quarter	611,957	(230,548)	(29.73)	2,078,807
Third Quarter	623,272	(325,459)	(41.98)	213,029
Fourth Quarter	603,141	(277,415)	(35.79)	(5,075,431)

Year ended December 31, 2010

First Quarter	$607,560	$(302,331)	$(38.99)	$(2,192,013)
Second Quarter	722,668	(188,233)	(24.28)	656,566
Third Quarter	637,190	(291,129)	(37.55)	78,404
Fourth Quarter	644,688	(260,561)	(33.61)	1,040,703

(10) FEDERAL INCOME TAX INFORMATION (UNAUDITED)
A reconciliation of net (loss) for financial reporting purposes to net (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2011	2010	2009

Net loss for financial reporting purposes	$(1,027,941)	$(623,117)	$(23,604,533)

Adjustment to net loss on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	913,791	(3,080,162)	(1,237,500)

Difference between tax and financial statement equity in net
loss of investment	(4,673,857)	(3,250,897)	19,396,228

Difference between tax and financial statement depreciation	(15,831)	(297,481)	(288,857)

Net loss for Federal income tax reporting purposes	$(4,803,838)	$(7,251,657)	$(5,734,662)

Net ordinary loss for Federal income tax reporting purposes:	$(3,588,539)	$(4,125,450)	$(4,657,114)
Net capital (Sec. 1231) (loss) for Federal income tax reporting purposes:	(1,215,299)	(3,126,207)	(1,077,548)

	$(4,803,838)	$(7,251,657)	$(5,734,662)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2011 and 2010, the tax bases of the Partnership's assets and liabilities were approximately $18,414,387 and $35,888,158 of assets, and $20,893,180 and $32,266,196 of liabilities, respectively.

(11) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2011, 2010 and 2009 billings to the Partnership amounting to $124,482, $195,907 and $196,780, respectively, and are included in real estate operating expenses.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $0 in 2011, 2010, and 2009, respectively, and is based upon the trust company's standard rate schedule.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership’s financial instruments include cash, cash equivalents, and mortgage notes payable and unsecured loan. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes and unsecured loans payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes and unsecured loan payable is estimated to be $20,069,570 and $32,000,000 at December 31, 2011 and 2010, respectively.

(13) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2011 are $1,765,666 for 2012; $1,791,136 for 2013; $1,844,537 for 2014; $1,615,523 for 2015; $1,241,688 for 2016; and $931,266 for 2017.

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

37

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2011

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$ -	$ 470,000	$ 4,243,385	$ 4,713,385	$ 556,743

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	20,646

	$ 10,000,000	$ 1,985,000	$ 18,003,775	$ 19,988,775	$ 577,389

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$ 470,000	$ 4,800,128	$ 5,270,128	$ 1,227,362

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,781,036	15,296,036	2,210,160

	$ 1,985,000	$ 18,581,164	$ 20,566,164	$ 3,437,522

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2011

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years

NOTES TO SCHEDULE III:

		2011	2010	2009

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$20,545,518	$41,589,235	$41,553,318
	Additions -
	Cost of improvements (reimbursements)	20,646	(113,950)	35,917

	Deductions -
	Sales	0	(20,929,767)	0

	Balance at end of year	$20,566,164	$20,545,518	$41,589,235

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$2,943,492	$3,955,187	$2,973,803
	Additions -
	Depreciation expense for the year	494,030	855,043	981,384

	Deductions -
	Sales	0	(1,866,738)	0

		$3,437,522	$2,943,492	$3,955,187

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$20,057,696	$20,037,050	$41,398,976

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$4,102,568	$3,615,472	$5,070,466