Form 10-Q
period 2012-03-31
SB PARTNERS
filed 2012-07-03
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 3, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the three months ended March 31, 2012	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4T	Controls and Procedures	10

Part II	Other Information	10
	Exhibits
	Signatures	11

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,581,164	18,581,164
Less - accumulated depreciation	(3,561,096)	(3,437,522)
	17,005,068	17,128,642

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $6,638,842 and $3,346,444 at
March 31, 2012 and December 31, 2011, respectively	-	-
	17,005,068	17,128,642

Other Assets -
Cash and cash equivalents	374,401	313,717
Cash in escrow	500,034	500,034
Other	346,052	259,405

Total assets	$18,225,555	$18,201,798

Liabilities:
Mortgage note and unsecured loan payable	$20,069,570	$20,069,570
Accounts payable	367,802	251,024
Tenant security deposits	109,627	109,627
Accrued expenses	650,459	462,959

Total liabilities	21,197,458	20,893,180

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(2,953,084)	(2,672,599)
General partner - 1 unit	(18,819)	(18,783)

Total partners' deficit	(2,971,903)	(2,691,382)

Total liabilities and partners' deficit	$18,225,555	$18,201,798

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Base rental income	$439,312	$435,189
Other rental income	200,628	204,564
Interest on short-term investments and other	12	22,783

Total revenues	639,952	662,536

Expenses:
Real estate operating expenses	104,744	114,307
Interest on mortgage notes and unsecured loan payable	272,268	266,572
Depreciation and amortization	137,596	123,180
Real estate taxes	149,051	149,030
Management fees	213,645	164,466
Other	43,169	37,195

Total expenses	920,473	854,750

Loss from operations	(280,521)	(192,214)

Equity in net income of investment	3,292,398	2,005,078

Reserve for value of investment	(3,292,398)	(2,005,078)

Net loss	(280,521)	(192,214)

Loss allocated to general partner	(36)	(25)

Loss allocated to limited partners	$(280,485)	$(192,189)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Net loss	$(36.18)	$(24.79)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the Three Months Ended March 31, 2012 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	7,753	119,968,973	(111,721,586)	(10,919,986)	(2,672,599)
Net loss for the period	-	-	-	(280,485)	(280,485)
Balance, March 31, 2012	7,753	$119,968,973	$(111,721,586)	$(11,200,471)	$(2,953,084)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	1	10,000	(26,364)	(2,419)	(18,783)
Net loss for the period	-	-	-	(36)	(36)
Balance, March 31, 2012	1	$10,000	$(26,364)	$(2,455)	$(18,819)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(280,521)	$(192,214)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in net income of investment	(3,292,398)	(2,005,078)
Reserve for fair value of investment	3,292,398	2,005,078
Depreciation and amortization	137,596	122,589
Net (increase) decrease in operating assets	(100,669)	37,065
Net increase (decrease) in accounts payable	116,778	(31,730)
Net increase in accrued expenses	187,500	-

Net cash provided by (used in) operating activites	60,684	(64,290)

Net change in cash and cash equivalents	60,684	(64,290)

Cash and cash equivalents at beginning of year	313,717	12,932,100

Cash and cash equivalents at end of year	$374,401	$12,867,810

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$196,435	$266,572

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

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2011.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2012, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2012 and December 31, 2011:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2012	12/31/2011

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,566,164	20,566,164

Less: Accumulated depreciation				(3,561,096)	(3,437,522)

Investment in real estate				$17,005,068	$17,128,642

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of March 31, 2012 owns 21 multifamily properties in 14 markets.  Omaha is an affiliate of the Registrant’s general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2012 and December 31, 2011.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2012	December 31, 2011

Investment in real estate, net	$333,700	$321,600
Other assets	15,531	17,595
Debt	(321,951)	(320,144)
Other liabilities	(5,150)	(7,896)
Member's Equity	$22,130	$11,155

	(Unaudited)
Statement of Operations	March 31, 2012

Rent and other income	$10,769
Real estate operating expenses	(5,452)
Other income and expenses	(3,774)
Net unrealized income	9,432

Net income	$10,975

 (4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2012	2011

Lino Lakes	5.800%	October, 2015	$ 580,000	(a)	$ 10,000,000	$ 10,000,000	$ 10,000,000

Bank Loan (b):
Note A						4,069,570	4,069,570
Note B						6,000,000	6,000,000

						$ 20,069,570	$ 20,069,570

(a)         Annual installment payments include interest only.
(b)
On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95% and had entered into discussions as to terms for extending the debt on a longer term basis. On April 29, 2011, the Partnership and Holder executed the new loan agreement (“Loan Agreement”) on the following terms:

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

6)
The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding.  As of March 31, 2012, $370,379 of investment management fees have been accrued and are included in accrued expenses on the balance sheet. As of December 31, 2011, $263,557 of investment management fees have been accrued and are included in accounts payable on the balance sheet.

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

ITEM 2.                                                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

General

  The consolidated financial statements for the three months ended March 31, 2012 and 2011 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Results of Operations

Total revenues from operations for the three months ended March 31, 2012 decreased $23,000 to approximately $640,000 as compared to approximately $663,000 for the three months ended March 31, 2011.  Total revenues decreased due to decreases in other income and interest income partially offset by an increase in base rental income.  Base rental income increased $4,000 to approximately $439,000 for the three months ended March 31, 2012 as compared to the same period in 2011 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.  Other income decreased $4,000 to approximately $201,000 for the three months ended March 31, 2012 from approximately $205,000 for the same period in 2011 due to lower expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Interest income decreased due to a decrease in Registrant’s cash reserves.  During 2011, Registrant held the proceeds from the sale of its Naperville, IL property in cash reserves.  These proceeds were used to pay down Registrant’s unsecured credit facility on April 29, 2011.

Net loss from operations increased $89,000 to approximately $281,000 for the three months ended March 31, 2012, as compared to an approximate loss of $192,000 for the three months ended March 31, 2011 due to an increase in operating expenses combined with the aforementioned decrease in revenues.  Total expenses from operations for the three months ended March 31, 2012, increased $65,000 to approximately $920,000 from approximately $855,000 for the three months ended March 31, 2011.  Total operating expenses increased due to higher investment management fees, amortization expense, interest expense and professional fees.  Investment management fees were higher due to the higher fee rate applied to the cash reserves after the reserves were reinvested when they were used to pay down the unsecured credit facility in 2011.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.  Interest expense increased due to a higher interest rate on the new loan partially offset by lower interest due to the pay down of the unsecured credit facility.  Professional fees increased due to increases in legal and accounting fees.

    The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  The stagnant national economy had a negative effect on rental apartment operations during 2009 and early 2010.  During the latter half of 2010 and 2011, most of Omaha’s markets reported improved although slow job growth and lower unemployment. On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  On May 11, 2012, the holder of the unsecured loan extended the maturity date to May 31, 2013. However, Omaha remains precluded from making distributions to its investors until its unsecured loan is paid in full.  In addition, Omaha has certain mortgage maturities due in the next 12 months which are secured by certain of Omaha’s properties. If Omaha does not have funds sufficient to repay these mortgages at maturity, Omaha may need to refinance such indebtedness with new debt financing.  Omaha may be unable to obtain loans sufficient to retire the existing loans. If it is unable to refinance these mortgages on acceptable terms, Omaha may be forced to dispose of properties upon disadvantageous terms.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Omaha must refinance its indebtedness, Omaha's interest expense could increase Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet. For the three months ended March 31, 2012, Registrant’s income in equity from its investment in Omaha was $3,292,398.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarter ended March 31, 2012.  Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES

    The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to such policies in 2012. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2012, the Registrant had cash and cash equivalents of approximately $374,000. These balances are approximately $61,000 higher than cash and cash equivalents held on December 31, 2011. Cash and cash equivalents increased during the three months ended March 31, 2012 due to cash flow generated from operating activities at Registrant’s two wholly owned properties partially offset by interest paid on Registrant’s loan and partnership expenses.

Total outstanding debt at March 31, 2012 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $10,069,570 under a loan agreement with a bank.  The loan agreement consists of Note A in the amount of $4,069,570 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. The Registrant has no other debt except normal trade accounts payable.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2012 decreased $5,000 to approximately $220,000 from approximately $225,000 for the three months ended March 31, 2011 due to lower other income partially offset by higher base rental income.  Base rental income was higher in 2012 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $20,000 for the three months ended March 31, 2012 to approximately $111,000 from approximately $91,000 for the three months ended March 31, 2011 due primarily to lower operating expenses partially offset by lower total revenues.  Operating expenses were lower due to lower repair costs and lower real estate taxes.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2012 increased $5,000 to approximately $420,000 as compared to approximately $415,000 for the three months ended March 31, 2011.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $2,000 for the three months ended March 31, 2012 to approximately $50,000 as compared to approximately $52,000 for the three months ended March 31, 2011.  Net income decreased primarily due to higher operating expenses partially offset by higher total revenues.  Operating expense increased due to higher real estate taxes, insurance and project administration costs.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  Total revenues for the three months ended March 31, 2012 were approximately $10,769,000.  Income before net unrealized income was approximately $1,543,000.  Major expenses included approximately $3,716,000 for interest expense, $804,000 for repairs and maintenance, $1,641,000 for payroll and $1,123,000 for real estate taxes. Omaha reported net unrealized income of approximately $9,432,000 resulting in net income of approximately $10,975,000.  For the three months ended March 31, 2012, the Registrant’s equity interest in the income of Omaha was approximately $3,292,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2012.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2012.  As of March 31, 2012, the Omaha portfolio consisted of 21 multi-family properties located in 14 markets.

    Total revenues for the three months ended March 31, 2011 were approximately $11,265,000.  Income before realized loss and net unrealized incomelosses was approximately $665,000.  Major expenses included approximately $3,932,000 for interest expense, $1,047,000 for repairs and maintenance, $1,700,000 for payroll and $1,228,000 for real estate taxes. Omaha reported net realized losses and unrealized income of approximately $6,019,000.  For the three months ended March 31, 2011, the Registrant’s equity interest in the income of Omaha was approximately $2,005,000.  However, Registrant reserved 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2011.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2011 As of March 31, 2011, the Omaha portfolio consisted of 23 multi-family properties located in 16 markets.

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2012 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: July 2, 2012	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: July 2, 2012	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer