Form 10-Q
period 2012-06-30
SB PARTNERS
filed 2012-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the six months ended June 30, 2012	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11
	Exhibits
	Signatures	12

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,581,164	18,581,164
Less - accumulated depreciation	(3,684,670)	(3,437,522)
	16,881,494	17,128,642

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $5,487,608 and $3,346,444 at
June 30, 2012 and December 31, 2011, respectively	-	-
	16,881,494	17,128,642

Other Assets -
Cash and cash equivalents	291,229	313,717
Cash in escrow	500,034	500,034
Other	206,591	259,405

Total assets	$17,879,348	$18,201,798

Liabilities:
Mortgage note and unsecured loan payable	$19,983,464	$20,069,570
Accounts payable	204,379	251,024
Tenant security deposits	109,627	109,627
Accrued expenses	814,935	462,959

Total liabilities	21,112,405	20,893,180

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(3,214,204)	(2,672,599)
General partner - 1 unit	(18,853)	(18,783)

Total partners' deficit	(3,233,057)	(2,691,382)

Total liabilities and partners' deficit	$17,879,348	$18,201,798

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011
Revenues:
Base rental income	$442,128	$437,904	$881,440	$873,093
Other rental income	200,628	166,741	401,256	371,305
Interest on short-term investments and other	10	7,312	22	30,095

Total revenues	642,766	611,957	1,282,718	1,274,493

Expenses:
Real estate operating expenses	115,121	102,842	219,865	217,149
Interest on mortgage notes and unsecured loan payable	271,706	274,385	543,974	540,957
Depreciation and amortization	137,596	130,811	275,192	253,991
Real estate taxes	149,049	109,322	298,100	258,352
Management fees	195,549	193,261	409,194	357,727
Other	34,899	31,884	78,068	69,079

Total expenses	903,920	842,505	1,824,393	1,697,255

Loss from operations	(261,154)	(230,548)	(541,675)	(422,762)

Equity in net (loss) income of investment	(1,151,234)	2,078,807	2,141,164	4,083,885

Reserve for value of investment	1,154,234	(2,078,807)	(2,141,164)	(4,083,885)

Loss from continuing operations	(261,154)	(230,548)	(541,675)	(422,762)

Loss from discontinued operations	-	(2,305)	-	(2,305)

Net loss	(261,154)	(232,853)	(541,675)	(425,067)

Loss allocated to general partner	(34)	(30)	(70)	(55)

Loss allocated to limited partners	$(261,120)	$(232,823)	$(541,605)	$(425,012)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(33.68)	$(29.73)	$(69.87)	$(54.53)

Discontinued operations	$-	$(0.30)	$-	$(0.30)

Net loss	$(33.68)	$(30.03)	$(69.87)	$(54.83)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the Six Months Ended June 30, 2012 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	7,753	$119,968,973	$(111,721,586)	$(10,919,986)	$(2,672,599)
Net loss for the period	-	-	-	(541,605)	(541,605)
Balance, June 30, 2012	7,753	$119,968,973	$(111,721,586)	$(11,461,591)	$(3,214,204)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	1	$10,000	$(26,364)	$(2,419)	$(18,783)
Net loss for the period	-	-	-	(70)	(70)
Balance, June 30, 2012	1	$10,000	$(26,364)	$(2,489)	$(18,853)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(541,675)	$(425,067)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in net income of investment	(2,141,164)	(4,083,885)
Reserve for fair value of investment	2,141,164	4,083,885
Depreciation and amortization	275,192	253,991
Net decrease in operating assets	24,770	25,705
Net (decrease) increase in accounts payable	(46,645)	75,501
Net increase in accrued expenses	351,976	-

Net cash provided by (used in) operating activites	63,618	(69,870)

Cash Flows From Investing Activities:
Payment to capital reserve escrow account	-	(500,000)

Net cash used in investing activites	-	(500,000)

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(86,106)	(11,930,430)
Payment of deferred financing cost	-	(153,357)

Net cash used in financing activities	(86,106)	(12,083,787)

Net change in cash and cash equivalents	(22,488)	(12,653,657)

Cash and cash equivalents at beginning of period	313,717	12,932,100

Cash and cash equivalents at end of period	$291,229	$278,443

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$392,308	$540,957

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

The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2011.  Certain December 31, 2011 balances have been reclassified to conform to the June 30, 2012 presentation.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2012, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2012 and December 31, 2011:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2012	12/31/2011

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,566,164	20,566,164

Less: Accumulated depreciation				(3,684,670)	(3,437,522)

Investment in real estate				$16,881,494	$17,128,642

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of June 30, 2012 owns 20 multifamily properties in 13 markets.  Omaha is an affiliate of the Registrant’s general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2012 and December 31, 2011.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2012	December 31, 2011

Investment in real estate, net	$316,600	$321,600
Other assets	9,103	17,595
Debt	(301,126)	(320,144)
Other liabilities	(6,285)	(7,896)
Member's Equity	$18,292	$11,155

	(Unaudited)
Statement of Operations	June 30, 2012

Rent and other income	$21,165
Real estate operating expenses	(11,118)
Other income and expenses	(7,618)
Net unrealized income	9,281
Realized loss on sale of real estate property	(4,573)

Net income	$7,137

 (4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2012	2011

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A						3,983,464	4,069,570
Note B						6,000,000	6,000,000

						$19,983,464	$20,069,570

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

2)
Note A in the amount of $3,983,464 has a maturity of July 31, 2014.  The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied.  Note A requires monthly payments of interest at an annual fixed rate of 5% until paid in full.  If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Total deferred interest as of June 30, 2012 and December 31, 2011 is $355,833 and $204,167, respectively.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

4)
The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)
Until the Partnership’s obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. On May 15, 2012, the Partnership paid $86,106 to the Holder to pay down a portion of the outstanding balance of Note A.  The proceeds represented excess net operating income, as defined, for the year ended April 30, 2012.  While the obligations under the Notes are outstanding, the Partnership is precluded from making distributions to its partners.

6)
The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding.  As of June 30, 2012 and December 31, 2011, $459,102 and $258,792, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

7)
As additional security for the Partnership’s payment of its obligations under the Loan Agreement, its wholly-owned subsidiary, Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement (“Eagle IV Security Agreement”) and a Pledge Agreement (“Eagle IV Pledge Agreement”) in favor of Holder.  The Eagle IV Security Agreement provides Holder with a security interest in the Partnership’s property located in Maple Grove, Minnesota (“Eagle IV”) of up to $5,000,000.  The Eagle IV Pledge Agreement pledges to Holder the Partnership’s membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV.   The Partnership has no other debt obligation secured by Eagle IV.  The Loan Agreement also provides for a negative pledge on the Partnership’s remaining properties and investments.

ITEM 2.                                                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

General

  The consolidated financial statements for the three and six months ended June 30, 2012 and 2011 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Results of Operations

Total revenues from operations for the three months ended June 30, 2012 increased $31,000 to approximately $643,000 as compared to approximately $612,000 for the three months ended June 30, 2011.  Total revenues increased due to increases in base rental income and other rental income partially offset by a decrease in interest income.  Base rental income increased $4,000 to approximately $442,000 for the three months as compared to the same period in 2011 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.  Other rental income increased $34,000 to approximately $201,000 for the three months ended June 30, 2012 as compared to the same period in 2011 due to higher net expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Interest income decreased due to a decrease in Registrant’s cash reserves.  During 2011, Registrant held the proceeds from the sale of its Naperville, IL property in cash reserves.  These proceeds were used to pay down Registrant’s unsecured credit facility on April 29, 2011.

 Total revenues from operations for the six months ended June 30, 2012 increased $9,000 to approximately $1,283,000 as compared to approximately $1,274,000 for the six months ended June 30, 2011.  Total revenues increased due to increases in base rental income and other rental income partially offset by a decrease in interest income.  Base rental income increased $8,000 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.  Other rental income increased $30,000 due to higher net expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Interest income decreased due to a decrease in Registrant’s cash reserves.

Net loss from continuing operations increased $30,000 to approximately $261,000 for the three months ended June 30, 2012, as compared to an approximate loss of $231,000 for the three months ended June 30, 2011 due to an increase in operating expenses partially offset by an increase in revenues.  Total expenses from continuing operations for the three months ended June 30, 2012, increased $61,000 to approximately $904,000 from approximately $843,000 for the three months ended June 30, 2011.  Total operating expenses increased due to higher real estate taxes, amortization expense and real estate operating expenses.  Real estate taxes were higher due to a higher assessment at Registrant’s property located in Lino Lakes, MN.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.  Real estate operating expenses increased due to increases in administrative expenses.

Net loss from continuing operations increased $119,000 to approximately $542,000 for the six months ended June 30, 2012, as compared to an approximate loss of $423,000 for the six months ended June 30, 2011 due to an increase in operating expenses partially offset by an increase in revenues.  Total expenses from continuing operations increased $127,000 to approximately $1,824,000 as compared to the same period in 2011.  Total operating expenses increased due to higher real estate taxes, investment management fees, amortization expense and professional fees.  Real estate taxes were higher due to a higher assessment at Registrant’s property located in Lino Lakes, MN.  Investment management fees were higher due to the higher fee rate applied to the cash reserves after the reserves were reinvested when they were used to pay down the unsecured credit facility in 2011.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.  Professional fees increased due to increases in legal and accounting fees.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  The stagnant national economy had a negative effect on rental apartment operations during 2009 and early 2010.  During the latter half of 2010 and 2011, most of Omaha’s markets reported improved although slow job growth and lower unemployment. On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  On May 11, 2012, the holder of the unsecured loan extended the maturity date to May 31, 2013. However, Omaha remains precluded from making distributions to its investors until its unsecured loan is paid in full.  In addition, Omaha has certain mortgage maturities due in the next 12 months which are secured by certain of Omaha’s properties. If Omaha does not have funds sufficient to repay these mortgages at maturity, Omaha may need to refinance such indebtedness with new debt financing.  Omaha may be unable to obtain loans sufficient to retire the existing loans. If it is unable to refinance these mortgages on acceptable terms, Omaha may be forced to dispose of properties upon disadvantageous terms.  If prevailing interest rates are higher at a time when Omaha must refinance its indebtedness, Omaha's interest expense could increase. Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on its balance sheet. For the six months ended June 30, 2012, Registrant’s income in equity from its investment in Omaha, including $2,784,000 of net unrealized income, was approximately $2,141,000.  The reserve for value was adjusted in conjunction with recording the income from equity for the quarter ended June 30, 2012.  Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2012.

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

Liquidity and Capital Resources

As of June 30, 2012, the Registrant had cash and cash equivalents of approximately $291,000. These balances are approximately $22,000 lower than cash and cash equivalents held on December 31, 2011. Cash and cash equivalents decreased during the six months ended June 30, 2012 due to the payment made to the Holder of the unsecured loan to partially pay down Note A partially offset by cash flow generated from operating activities at Registrant’s two wholly owned properties.

Total outstanding debt at June 30, 2012 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,983,464 under a loan agreement with a bank.  The loan agreement consists of Note A in the amount of $3,983,464 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. In accordance with the terms of the new Loan Agreement interest on Note B is deferred until Registrant’s investment in Omaha pays distributions.  Total deferred interest as of June 30, 2012 and December 31, 2011 is $355,833 and $204,167, respectively, and is included in accrued expenses on the balance sheet.  Also, a portion of the investment management fee payable by Registrant to its general partner is deferred so long as the Notes remain outstanding.  As of June 30, 2012, $459,102 of investment management fees have been accrued and are included in accrued expenses on the balance sheet. The Registrant has no other debt except normal trade accounts payable.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2012 decreased $5,000 to approximately $222,000 from approximately $227,000 for the three months ended June 30, 2011 due to lower other rental income partially offset by higher base rental income.  Base rental income was higher in 2012 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $2,000 for the three months ended June 30, 2012 to approximately $116,000 from approximately $118,000 for the same period in 2011 due primarily to lower operating expenses partially offset by lower total revenues.  Operating expenses were lower due to lower real estate taxes.

Total revenues for the six months ended June 30, 2012 decreased $10,000 to approximately $442,000 from approximately $452,000 for the six months ended June 30, 2011 due to lower other rental income partially offset by higher base rental income.  Base rental income was higher in 2012 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $18,000 for the six months ended June 30, 2012 to approximately $227,000 from approximately $209,000 for the same period in 2011 due primarily to lower operating expenses partially offset by lower total revenues.  Operating expenses were lower due to lower real estate taxes and lower repairs and maintenance expenses.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2012 increased $45,000 to approximately $420,000 as compared to approximately $375,000 for the three months ended June 30, 2011.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $2,000 for the three months ended June 30, 2012 to approximately $39,000 as compared to approximately $41,000 for the three months ended June 30, 2011.  Net income decreased primarily due to higher operating expenses partially offset by higher total revenues.  Operating expense increased due to higher real estate taxes, insurance and project administration costs.

Total revenues for the six months ended June 30, 2012 increased $50,000 to approximately $841,000 as compared to approximately $791,000 for the six months ended June 30, 2011.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $3,000 for the six months ended June 30, 2012 to approximately $90,000 as compared to approximately $93,000 for the six months ended June 30, 2011.  Net income decreased primarily due to higher operating expenses partially offset by higher total revenues.  Operating expense increased due to higher real estate taxes, insurance and project administration costs.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  During the six months ended June 30, 2012, Omaha sold one multifamily property located in Tampa, FL to further reduce its debt obligations.  As of June 30, 2012, the Omaha portfolio consisted of 20 multi-family properties located in 13 markets.

Comparison of three months ended June 30, 2012 to June 30, 2011:

Total revenues for the three months ended June 30, 2012 were approximately $10,396,000.    Income before net unrealized income and realized loss on sale of real estate property was approximately $886,000.  Major expenses included approximately $3,702,000 for interest expense, $1,047,000 for repairs and maintenance, $1,562,000 for payroll and $1,063,000 for real estate taxes. Revenues and operating expenses decreased from 2011 to 2012 primarily due to the sales by Omaha of two apartment properties in December 2011 and one in April 2012.  Omaha reported a realized loss from the sale of one apartment property of $4,573,000 for the three months ended June 30, 2012.  Omaha reported net unrealized loss of approximately $151,000.  For the three months ended June 30, 2012, the Registrant’s equity interest in the net loss of Omaha was approximately $1,151,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended June 30, 2012.  Registrant reported a net zero loss from equity in investment in Omaha for the quarter ended June 30, 2012.

Total revenues for the three months ended June 30, 2011 were approximately $11,397,000.  Income before deductions for unrealized income was approximately $1,192,000.  Major expenses included approximately $3,934,000 for interest expense, $1,195,000 for repairs and maintenance, $1,534,000 for payroll and $1,183,000 for real estate taxes.  Omaha reported net unrealized income of approximately $5,737,000.  For the three months ended June 30, 2011, the Registrant’s equity interest in the net income of Omaha was approximately $2,079,000.

Comparison of six months ended June 30, 2012 to June 30, 2011:

Total revenues for the six months ended June 30, 2012 were approximately $21,165,000.  Income before net unrealized income and realized loss on sale of real estate property was $2,429,000. Omaha reported a realized loss from the sale of one apartment property of $4,573,000.  Omaha reported net unrealized income of approximately $9,281,000.  For the six months ended June 30, 2012, the Registrant’s equity interest in the net income of Omaha was approximately $2,141,000.

Total revenues for the six months ended June 30, 2011 were approximately $22,661,000.  Income before deductions for realized and unrealized income was approximately $1,856,000.  Major expenses included approximately $7,866,000 for interest expense, $2,241,000 for repairs and maintenance, $3,235,000 for payroll and $2,412,000 for real estate taxes.  Omaha reported a realized loss from the sale of one apartment property of $2,484,000.  Omaha also reported net unrealized income of approximately $14,240,000 from the valuation of its real estate properties, its mortgage notes and bonds and its interest rate cap and swap agreements.  For the six months ended June 30, 2011, the Registrant’s equity interest in the net income of Omaha was approximately $4,084,000.

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2012 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 14, 2012	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 14, 2012	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer