Form 10-Q/A
period 2012-06-30
SB PARTNERS
filed 2012-08-27
CIK 87047

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

Not Applicable

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to SB Partners’ Quarterly Report on Form 10-Q for the period ending June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  As permitted by Rule 405, Registrant has a 30 day extension to file Exhibit 101, which exhibit provides the financial statements and footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

31.2              **                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              **                   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              **                   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                      Interactive data files pursuant to Rule 405 of Regulation S-T;
(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011;
(ii) Consolidated Statements of Operations for the Three and Six months ended
June 30, 2012 and 2011;
(iii) Consolidated Statements of Changes in Partners’ Deficit for the Six months ended June 30, 2012; and
(iv) Consolidated Statements of Cash Flows for the Six months ended
June 30, 2012 and 2011
(v) Footnotes related to the consolidated financial statements for the period ended June 30, 2012

** These exhibits were previously included in Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner
Principal Financial & Accounting Officer
Dated: August 27, 2012	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer