Form 10-Q
period 2012-09-30
SB PARTNERS
filed 2012-11-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 3, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	1
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the nine months ended September 30, 2012	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13-14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS
SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,581,164	18,581,164
Less - accumulated depreciation	(3,808,245)	(3,437,522)
	16,757,919	17,128,642

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $0 and $3,346,444 at
September 30, 2012 and December 31, 2011, respectively	-	-
	16,757,919	17,128,642

Other Assets -
Cash and cash equivalents	281,898	313,717
Cash in escrow	500,034	500,034
Other	212,712	259,405

Total assets	$17,752,563	$18,201,798

Liabilities:
Mortgage note and unsecured loan payable	$19,983,464	$20,069,570
Accounts payable	172,989	251,024
Tenant security deposits	109,627	109,627
Accrued expenses	1,037,767	462,959

Total liabilities	21,303,847	20,893,180

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(3,532,390)	(2,672,599)
General partner - 1 unit	(18,894)	(18,783)

Total partners' deficit	(3,551,284)	(2,691,382)

Total liabilities and partners' deficit	$17,752,563	$18,201,798

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues:
Base rental income	$442,128	$437,904	$1,323,568	$1,310,997
Other rental income	125,050	185,354	526,306	556,659
Interest on short-term investments and other	9	14	31	30,109

Total revenues	567,187	623,272	1,849,905	1,897,765

Expenses:
Real estate operating expenses	118,460	133,768	338,325	350,917
Interest on mortgage notes and unsecured loan payable	272,566	273,667	816,540	814,624
Depreciation and amortization	137,596	140,392	412,788	394,383
Real estate taxes	80,446	129,068	378,546	387,420
Management fees	234,914	209,220	644,108	566,947
Other	41,432	62,616	119,500	131,695

Total expenses	885,414	948,731	2,709,807	2,645,986

Loss from operations	(318,227)	(325,459)	(859,902)	(748,221)

Equity in net income (loss) of investment	(5,487,608)	213,029	(3,346,444)	4,296,914

Reserve for value of investment	5,487,608	(213,029)	3,346,444	(4,296,914)

Loss from continuing operations	(318,227)	(325,459)	(859,902)	(748,221)

Loss from discontinued operations	-	-	-	(2,305)

Net loss	(318,227)	(325,459)	(859,902)	(750,526)

Loss allocated to general partner	(41)	(42)	(111)	(97)

Loss allocated to limited partners	$(318,186)	$(325,417)	$(859,791)	$(750,429)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(41.05)	$(41.97)	$(110.91)	$(96.51)

Discontinued operations	$-	$-	$-	$(0.30)

Net loss	$(41.05)	$(41.98)	$(110.91)	$(96.80)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the Nine Months Ended September 30, 2012 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	7,753	$119,968,973	$(111,721,586)	$(10,919,986)	$(2,672,599)
Net loss for the period	-	-	-	(859,791)	(859,791)
Balance, September 30, 2012	7,753	$119,968,973	$(111,721,586)	$(11,779,777)	$(3,532,390)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Earnings (Losses)	Total

Balance, January 1, 2012	1	$10,000	$(26,364)	$(2,419)	$(18,783)
Net loss for the period	-	-	-	(111)	(111)
Balance, September 30, 2012	1	$10,000	$(26,364)	$(2,530)	$(18,894)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(859,902)	$(750,526)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in net loss (income) of investment	3,346,444	(4,296,914)
Reserve for fair value of investment	(3,346,444)	4,296,914
Depreciation and amortization	412,788	394,383
Net decrease (increase) in operating assets	4,628	(122,073)
Net (decrease) increase in accounts payable	(78,035)	420,760
Net increase in accrued expenses	574,808	-

Net cash provided by (used in) operating activites	54,287	(57,456)

Cash Flows From Investing Activities:
Payment to capital reserve escrow account	-	(500,000)

Net cash used in investing activites	-	(500,000)

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(86,106)	(11,930,430)
Payment of deferred financing cost	-	(230,746)

Net cash used in financing activities	(86,106)	(12,161,176)

Net change in cash and cash equivalents	(31,819)	(12,718,632)

Cash and cash equivalents at beginning of period	313,717	12,932,100

Cash and cash equivalents at end of period	$281,898	$213,468

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$588,207	$687,124

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

The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2011.  Certain December 31, 2011 balances have been reclassified to conform to the September 30, 2012 presentation.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2012, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2012 and December 31, 2011:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2012	12/31/2011

Industrial flex property	1	2002	60,345 sf	$ 5,270,128	$ 5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,566,164	20,566,164

Less: Accumulated depreciation				(3,808,245)	(3,437,522)

Investment in real estate				$ 16,757,919	$ 17,128,642

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of September 30, 2012 owns 20 multifamily properties in 13 markets.  Omaha is an affiliate of the Registrant’s general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2012 and December 31, 2011.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2012	December 31, 2011

Investment in real estate, net	$277,900	$321,600
Other assets	7,874	17,595
Debt	(295,613)	(320,144)
Other liabilities	(5,417)	(7,896)
Member's equity (deficit)	$(15,256)	$11,155

	(Unaudited)
Statement of Operations	September 30, 2012

Rent and other income	$31,620
Real estate operating expenses	(16,585)
Other income and expenses	(11,338)
Net unrealized loss	(25,535)
Realized loss on sale of real estate property	(4,573)

Net loss	$(26,411)

 (4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2012	2011

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A						3,983,464	4,069,570
Note B						6,000,000	6,000,000

						$19,983,464	$20,069,570

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

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Total deferred interest as of September 30, 2012 and December 31, 2011 is $432,500 and $204,167, respectively.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

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

6)
The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding.  As of September 30, 2012 and December 31, 2011, $605,268 and $258,792, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.                                                                             MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General

  The consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Results of Operations

Total revenues from operations for the three months ended September 30, 2012 decreased $56,000 to approximately $567,000 as compared to approximately $623,000 for the three months ended September 30, 2011.  Total revenues decreased due to decreases in other rental income partially offset by an increase in base rental income.  Other rental income decreased $60,000 to approximately $125,000 for the three months ended September 30, 2012 as compared to the same period in 2011 due to lower net expense reimbursement from the tenants at Registrant’s two wholly owned properties.  Base rental income increased $4,000 to approximately $442,000 for the three months as compared to the same period in 2011 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.

 Total revenues from operations for the nine months ended September 30, 2012 decreased $48,000 to approximately $1,850,000 as compared to approximately $1,898,000 for the nine months ended September 30, 2011.  Total revenues decreased due to a decrease in other rental income and a decrease in interest income partially offset by an increase in base rental income. Other rental income decreased $31,000 due to lower net expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MM.  Interest income decreased due to a decrease in Registrant’s cash reserves.  Base rental income increased $13,000 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.

Net loss from continuing operations decreased $7,000 to approximately $318,000 for the three months ended September 30, 2012, as compared to an approximate loss of $325,000 for the three months ended September 30, 2011 due to a decrease in operating expenses partially offset by a decrease in revenues.  Total expenses from continuing operations for the three months ended September 30, 2012, decreased $64,000 to approximately $885,000 from approximately $949,000 for the three months ended September 30, 2011.  Total operating expenses decreased due to lower real estate taxes, professional fees and real estate operating expenses.  Real estate taxes were lower due to a lower assessment at Registrant’s property located in Lino Lakes, MN.  Professional fees were lower due to lower audit fees.  Real estate operating expenses decreased due to lower repairs and maintenance expenses at Registrant’s property located in Maple Grove.

Net loss from continuing operations increased $112,000 to approximately $860,000 for the nine months ended September 30, 2012, as compared to an approximate loss of $748,000 for the nine months ended September 30, 2011 due to an increase in operating expenses combined with a decrease in revenues.  Total expenses from continuing operations increased $64,000 to approximately $2,710,000 as compared to the same period in 2011.  Total operating expenses increased due to higher investment management fees and amortization expense.  Investment management fees were higher due to the higher fee rate applied to the cash reserves after the reserves were reinvested when they were used to pay down the unsecured credit facility in 2011.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  The stagnant national economy had a negative effect on rental apartment operations during 2009 and early 2010.  During the latter half of 2010 and 2011, most of Omaha’s markets reported improved although slow job growth and lower unemployment. On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which reduced the blended interest rate on the loan from LIBOR plus 585 basis points to LIBOR plus 386 basis points as of February 1, 2010.  Additionally, the maturity date of the unsecured loan was extended from May 31, 2011 to May 31, 2012 with an option for an additional one year extension at which time exit fees are to be paid on a portion of any remaining balance of the unsecured loan.  On May 11, 2012, the holder of the unsecured loan extended the maturity date to May 31, 2013. However, Omaha remains precluded from making distributions to its investors until its unsecured loan is paid in full.  In addition, Omaha has certain mortgage maturities due in the next 12 months which are secured by certain of Omaha’s properties. If Omaha does not have funds sufficient to repay these mortgages at maturity, Omaha may need to refinance such indebtedness with new debt financing.  Omaha may be unable to obtain loans sufficient to retire the existing loans. If it is unable to refinance these mortgages on acceptable terms, Omaha may be forced to dispose of properties upon disadvantageous terms.  If prevailing interest rates are higher at a time when Omaha must refinance its indebtedness, Omaha's interest expense could increase. Omaha considered these factors when it reviewed the fair value of its portfolio and reduced the equity value dramatically during the quarter ended September 30, 2012. Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on its balance sheet. For the nine months ended September 30, 2012, Registrant’s loss in equity from its investment in Omaha, including $7,660,400 of net unrealized loss, was  $7,923,969.  The loss in equity for the quarter ended September 30, 2012 brought the Registrant’s value in its investment to below zero. The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended September 30, 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero income from equity in investment in Omaha for the quarter ended September 30, 2012.

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

Liquidity and Capital Resources

As of September 30, 2012, the Registrant had cash and cash equivalents of approximately $282,000. These balances are approximately $32,000 lower than cash and cash equivalents held on December 31, 2011. Cash and cash equivalents decreased during the nine months ended September 30, 2012 due to the payment made to the Holder of the unsecured loan to partially pay down Note A partially offset by cash flow generated from operating activities at Registrant’s two wholly owned properties.

Total outstanding debt at September 30, 2012 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,983,464 under a loan agreement with a bank.  The loan agreement consists of Note A in the amount of $3,983,464 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. In accordance with the terms of the new Loan Agreement interest on Note B is deferred until Registrant’s investment in Omaha pays distributions.  Total deferred interest as of September 30, 2012 and December 31, 2011 is $432,500 and $204,167, respectively, and is included in accrued expenses on the balance sheet.  Also, a portion of the investment management fee payable by Registrant to its general partner is deferred so long as the Notes remain outstanding.  As of September 30, 2012, $605,268 of investment management fees have been accrued and are included in accrued expenses on the balance sheet. The Registrant has no other debt except normal trade accounts payable.

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

The Registrant’s properties are expected to generate sufficient cash flow to cover operating and capital improvement costs and other working capital requirements of the Registrant for the foreseeable future. Cash in escrow on the balance sheet in the amount of $500,034 represents cash held by the Holder to pay for leasing costs and tenant improvement costs at Registrant’s two wholly owned properties.  The funds are only to be used to procure a new tenant if one of the existing tenants vacates the property through either expiration of the existing lease or default.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2012 decreased $12,000 to approximately $215,000 from approximately $227,000 for the three months ended September 30, 2011 due to lower other rental income partially offset by higher base rental income.  Base rental income was higher in 2012 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $5,000 for the three months ended September 30, 2012 to approximately $117,000 from approximately $112,000 for the same period in 2011 due primarily to lower operating expenses partially offset by lower total revenues.  Operating expenses were lower due to lower real estate taxes and repairs and maintenance costs.

Total revenues for the nine months ended September 30, 2012 decreased $21,000 to approximately $658,000 from approximately $679,000 for the nine months ended September 30, 2011 due to lower other rental income partially offset by higher base rental income.  Base rental income was higher in 2012 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $23,000 for the nine months ended September 30, 2012 to approximately $344,000 from approximately $321,000 for the same period in 2011 due primarily to lower operating expenses partially offset by lower total revenues.  Operating expenses were lower due to lower real estate taxes and lower repairs and maintenance expenses.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2012 decreased $43,000 to approximately $352,000 as compared to approximately $395,000 for the three months ended September 30, 2011.  Total revenues were lower due to lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $3,000 for the three months ended September 30, 2012 to approximately $39,000 as compared to approximately $42,000 for the three months ended September 30, 2011.  Net income decreased primarily due to lower total revenues partially offset by lower total operating expenses.  Operating expense decreased due to lower real estate taxes.

Total revenues for the nine months ended September 30, 2012 increased $6,000 to approximately $1,192,000 as compared to approximately $1,186,000 for the nine months ended September 30, 2011.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, decreased $7,000 for the nine months ended September 30, 2012 to approximately $129,000 as compared to approximately $136,000 for the nine months ended September 30, 2011.  Net income decreased primarily due to higher operating expenses partially offset by higher total revenues.  Operating expense increased due to higher real estate taxes, insurance and project administration costs.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  During the nine months ended September 30, 2012, Omaha sold one multifamily property located in Tampa, FL to further reduce its debt obligations.  As of September 30, 2012, the Omaha portfolio consisted of 20 multi-family properties located in 13 markets.

Comparison of three months ended September 30, 2012 to September 30, 2011:

Total revenues for the three months ended September 30, 2012 were approximately $10,456,000.    Income before net unrealized loss and realized loss on sale of real estate property was approximately $1,270,000.  Major expenses included approximately $3,573,000 for interest expense, $1,130,000 for repairs and maintenance, $1,365,000 for payroll and $1,034,000 for real estate taxes. Revenues and operating expenses decreased from 2011 to 2012 primarily due to the sales by Omaha of two apartment properties in December 2011 and one in April 2012.  Omaha reported net unrealized loss of approximately $34,817,000 for the three months ended September 30, 2012.  For the three months ended September 30, 2012, the Registrant’s equity interest in the net loss of Omaha was approximately $10,064,000.  The loss in equity for the quarter ended September 30, 2012 brought the Registrant’s value in its investment to below zero. However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended September 30, 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for the quarter ended September 30, 2012.

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

Comparison of nine months ended September 30, 2012 to September 30, 2011:

Total revenues for the nine months ended September 30, 2012 were approximately $31,620,000.  Income before net unrealized loss and realized loss on sale of real estate property was $3,697,000. Major expenses included approximately $10,991,000 for interest expense, $2,981,000 for repairs and maintenance, $4,568,000 for payroll and $3,220,000 for real estate taxes.  Omaha reported a realized loss from the sale of one apartment property of $4,573,000.  Omaha reported net unrealized loss of approximately $25,535,000.  For the nine months ended September 30, 2012, the Registrant’s equity interest in the net loss of Omaha was approximately $7,923,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended September 30, 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for the nine months ended September 30, 2012.

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

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)
The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)
The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2012 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 13, 2012	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 13, 2012	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer