Form 10-K
period 2012-12-31
SB PARTNERS
filed 2013-11-15
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2012

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
None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2012, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution property in Lino Lakes, Minnesota.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2012 owned 20 multifamily properties in 13 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December 31, 2012.  However, Omaha invests primarily in the multifamily market.  During 2012, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement.  During 2011 and 2012, most of Omaha’s markets reported improved although slow job growth and lower unemployment.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $115,502,000 (-21%) during 2008 to 2010.  For 2011, Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  During 2012 Omaha reported a minimal decrease in value of $6,000,000 (-2%) due to a significant decline in value in certain markets where the properties’ occupancy was greatly affected primarily by deployments of troops from nearby military bases.  The total real estate portfolio value of $302,900,000 as of December 31, 2012 consists of the same properties which made up Omaha’s portfolio as of December 31, 2011 less the one property Omaha sold during 2012.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant’s share of the net loss from Omaha exceeded Registrant’s remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31,  2011.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017.  The modification and extension, among other items, requires Omaha to make specific periodic payments on the unsecured loan at scheduled dates through December 31, 2017.  It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued  interest will be forgiven each time Omaha pays the above mentioned required principal payments timely, as defined in the loan agreement.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.

Registrant owns two fully leased industrial properties in the Minneapolis Metropolitan Statistical Area (“MSA”).  The Minneapolis industrial market reported lower vacancy rates due to positive absorption of vacant space and market rents reported a small increase in 2012.  The MSA reported an increase in speculative construction during 2012, however the availability rate declined due to increased leasing.

Occupancy for the industrial flex portfolio owned by the Registrant remained at 100% during 2012. (Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During the third quarter of 2010, Registrant commenced a marketing plan to sell 175 Ambassador Drive in Naperville, Il.  As of September 30, 2010, Registrant designated 175 Ambassador Drive as real estate held for sale.  On December 3, 2010, Registrant closed the sale of the property for $19,500,000 to an unrelated buyer in an all cash transaction.  A portion of the sales proceeds were used to pay off the mortgage securing the property. Accordingly, this property’s results of operations for 2011 and 2010 were reflected as income from discontinued operations on the consolidated statements of operations.

On April 29, 2011, the holder of Registrant’s previous unsecured credit facility (“Holder”) and Registrant executed a new Loan Agreement (“Loan Agreement”).  The new loan agreement places significant restrictions on the Registrant’s use of cash. See Note 7 to the Consolidated Financial Statements, Registrant’s Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing.

Registrant did not make any other direct changes to its portfolio during 2012 or 2011.  However, Omaha sold one multifamily property in 2012 and three multifamily properties in 2011 to further its continuing goal of reducing the level of its debt. Omaha did not acquire any new properties in 2012 or 2011.  As of December 31, 2012, Omaha’s portfolio consists of 20 wholly owned multifamily properties.

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

Debt Servicing and Financing

 Many borrowers are finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition.  Further, to the extent Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose with a consequent loss of income and asset value to the Registrant.

On April 29, 2011, the Holder and Registrant executed a new Loan Agreement related to Registrant’s $22,000,000 unsecured debt on the following terms:

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2012.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2012 are as follows:

		Description				Percent	Occupancy at
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Ownership	12/31/2012	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0
Eagle Lake Business Center IV is 100% leased to a single tenant whose lease expires July 31, 2015.

Warehouse Distribution Center:
435 Park Court	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000
435 Park Court is 100% leased to a single tenant whose lease expires September 30, 2017. Tenant has two options to renew its lease for a period of five years each.

Investment in Sentinel Omaha LLC:
19 garden apartment properties
and one high-rise apartment
property	13 U.S. markets	n/a	4,430	n/a	Sept. 07	30%	92%	n/a

Additional information regarding properties owned by the Registrant:

	2012	2011	2010	2009	2008

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)	100.00%	100.00%	100.00%	100.00%	100.00%
175 Ambassador Drive (d) (f)	n/a	n/a	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (e)	90.00%	91.00%	92.00%	89.00%	90.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (g)	$15	$15	$16	$15	$13
435 Park Court (c)(g)	$6	$6	$6	$6	$6
175 Ambassador Drive (d) (f) (g)	n/a	n/a	$4	$4	$4
Investment in Sentinel Omaha, LLC (e) (h)	$7,975	$7,707	$7,381	$7,320	$7,518

(a) For period of ownership.
(b) Property was purchased June 12, 2002.
(c) Property was purchased on October 5, 2005.
(d) Property was purchased on November 28, 2006.
(e) Investment was purchased September 2007
(f) Property was sold December 3, 2010.
(g) Average per square foot per annum.  Base rent plus operating expense reimbursements from tenant, divided by the total number of square feet at the property. Expense reimbursements include only expenses paid by Registrant in accordance with the terms of each lease. Reimbursements by the tenant include real estate taxes, insurance and certain operating expenses.  Amounts are annualized for periods of ownership of less than one year.
(h) Average per apartment unit per annum.  Gross potential rent, less concessions and vacancies, divided by the total number of apartment units at the property. Amounts are annualized for periods of ownership of less than one year.

ITEM 3. LEGAL PROCEEDINGS

 None

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP
INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2012 was 2,623.

At various times, the Registrant has generated and distributed cash to the Unit holders.  In view of the continuing economic downturn and constricting capital markets, the Registrant did not declare a distribution for 2012, 2011 or 2010.  Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
		(In Thousands, Except Unit Data)
				(As Restated)	(As Restated)
Income Statement Data:
Rental, Interest and Other Revenues	$2,470	$2,501	$2,612	$2,582	$2,400
Operating Expenses, Less Depreciation
and Amortization	(3,025)	(2,995)	(3,161)	(3,222)	(3,739)
Depreciation and Amortization	(550)	(532)	(493)	(497)	(532)

Loss from Operations	(1,105)	(1,026)	(1,042)	(1,137)	(1,871)
Equity in Net (Loss) of Investment	(3,346)	(763)	(416)	(18,326)	(13,370)
Reserve for Value of Investment	3,346	763	416	(4,525)	-

(Loss) from Continuing Operations	(1,105)	(1,026)	(1,042)	(23,988)	(15,241)

(Loss) Income from Discontinued Operations	-	(2)	465	384	324
(Loss) on Sale of Investments
in Real Estate	-	-	(46)	-	-

Net (Loss)	$(1,105)	$(1,028)	$(623)	$(23,604)	$(14,917)

(Loss) from Continuing Operations
per Unit of Partnership Interest:	$(143)	$(132)	$(134)	$(3,094)	$(1,966)

Distributions paid per Unit
of Partnership Interest	$-	$-	$-	$-	$110

Weighted Average Number of
Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$16,634	$17,129	$17,602	$18,092	$18,552
Real Estate Assets Held for Sale	$-	$-	$-	$19,542	$20,028
Other Assets in Discontinued Operations	$-	$-	$-	$41	$56
Total Assets	$17,740	$18,202	$30,603	$37,895	$62,069
Mortgage Note and Unsecured Loan Payable	$19,983	$20,070	$32,000	$32,000	$32,000
Mortgage Note in Discontinued Operations	$-	$-	$-	$6,635	$6,806
Other Liabilities in Discontinued Operations	$-	$-	$-	$138	$101
Partners' (Deficit) Capital	$(3,797)	$(2,691)	$(1,663)	$(1,040)	$22,564

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2012, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution center in Lino Lakes, Minnesota.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2012 owns 20 multifamily properties in 13 markets.  Omaha is an affiliate of the Registrant’s general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2012.

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

Registrant’s wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017.  The tenant’s base rent is fixed and there are no increases scheduled to the initial lease expiration.  The tenant has two options to renew the lease for five years each at a yet undetermined market rate.  Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until July 31, 2015.  The tenant pays fixed base rent which increases 3% each year.  The tenant has no renewal options available.  The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Sentinel Omaha LLC’s portfolio consists of 19 garden apartment properties and one high rise apartment property.  Leases are generally one year or less.  Tenants generally pay fixed rent plus utilities used by tenant.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  Omaha reported a write-down of the value of its real estate portfolio of approximately $115,502,000 (-21%) during 2008 to 2010.   For 2011 Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%). During 2012 Omaha reported a small decrease in value of $6,000,000 (-2%) primarily due to a significant decline in value in certain markets where the properties’ occupancy was greatly affected by deployments of troops from nearby military bases.  The total real estate portfolio value of $302,900,000 as of December 31, 2012 consists of the same properties which made up Omaha’s portfolio as of December 31, 2011 less the one property Omaha sold during 2012.  Since 2009 Registrant has continually reviewed its own analysis of the current and projected financial condition of Omaha.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which, among other items, extended the maturity date of the unsecured loan to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017.  The modification and extension, among other items, requires Omaha to make specific periodic payments on the unsecured loan at scheduled dates through December 31, 2017.  It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued  interest will be forgiven each time Omaha pays the above mentioned required principal payments timely, as defined in the loan agreement.  However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant’s share of the net loss from Omaha exceeded Registrant’s remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero.  For the year 2012, the Registrant’s interest in the net investment income and realized loss from the sale of property of Omaha was $1,489,869 and ($1,371,927), respectively.  In addition, Registrant’s interest in the net unrealized depreciation of real estate properties, mortgages, and interest rate protection agreements was ($3,818,130) for 2012.

For the year 2011, the Registrant’s interest in the net investment income and realized loss from the sale of properties of Omaha was $1,270,463 and ($2,446,673), respectively.  In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $413,578 for 2011.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, the Registrant’s contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and Loan Agreement are due as follows:

For the year ending December 31,
2013	$-
2014	3,983,464
2015	10,000,000
2016	-
2017	-
Thereafter	6,000,000

Total	$19,983,464

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, Registrant had cash and cash equivalents of approximately $403,000 as compared to approximately $314,000 as of December 31, 2011.   Cash and cash equivalents increased due to cash generated by operating activities at Registrant’s two wholly owned properties partially offset by a partial pay down of the Note A due to the Holder.

Currently Registrant’s only source of cash is rental income received from the two tenants who lease 100% of the leasable space at Registrant’s two wholly owned properties.  The tenants either pay directly or reimburse Registrant for the real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant’s Note A, capital improvements and partnership administrative expenses.  A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves.  As part of Registrant and the Holder restructuring the Unsecured Debt in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to release the space at either of Registrant’s wholly owned properties.

Total outstanding debt at December 31, 2012 consisted of a $10,000,000 non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,983,464 under a new loan agreement which replaced the unsecured debt.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement.  The new loan agreement consists of Note A in the amount of $3,983,464 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018  See Note 7 to the Consolidated Financial Statement, Registrant’s Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition.  Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.  The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

The downturn in the debt market had led to a significant slowing of the national economy during 2008 to 2010.  Companies had contracted or gone out of business which led to an increase in unemployment, significantly in tertiary markets where Omaha owns multifamily properties.  In 2011 through 2012 most of the markets where Omaha have properties had reported an improvement in employment and job growth although only a small improvement.  This combined with a decline in apartment development has led to an increase in average physical and economic occupancy in the Omaha portfolio.  Although the two remaining commercial properties owned by the Registrant are 100% occupied, the aforementioned economic slowdown had increased the risk that one or both tenants could default on their lease.  Although the national industrial market improved in 2012, Registrant may still require a longer time period to replace one of the tenants at its properties should a default occur.

Registrant did not pay a distribution in 2012.  There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the new Loan Agreement are outstanding, Registrant is precluded from making distributions to its Unit holders.

The Registrant's properties are expected to generate sufficient cash flow to cover operating, financing, and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2012 VS. 2011

Total revenues from continuing operations decreased 31,000 to approximately $2,470,000 in 2012 from approximately $2,501,000 in 2011 due to lower other income and lower interest income on short term investments partially offset by higher rental income.  Real estate tax and operating expense reimbursements from Eagle Lake IV were lower in 2012 due to lower operating expenses.  Other rental income decreased due to lower real estate tax and operating expense reimbursements at the Eagle Lake IV property partially offset by higher real estate tax reimbursements at Lino Lakes.  The increase in real estate tax reimbursement at Lino Lakes was due to higher real estate tax expense. The decrease in interest income is due to lower cash funds available for short term investment during 2012.  Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV.

The Registrant reported a net loss from continuing operations of approximately $1,105,000 in 2012, an increase of $79,000 as compared to a net loss from continuing operations of approximately $1,026,000 in 2011.  The decrease from continuing operations was due to higher total expenses combined with lower total revenues.  Total expenses from continuing operations for 2012 increased $48,000 to approximately $3,575,000 from approximately $3,527,000 in 2011, due to increases in investment management fees of $103,000, increases in mortgage amortization of $18,000 and mortgage interest of $6,000 partially offset by lower real estate operating expenses of $27,000 and lower professional fees of $42,000. Investment management fees were higher due to a portion of the sales proceeds from the sale of 175 Ambassador Drive which were held in cash investments during 2011 until used to pay down the unsecured debt.  Amortization expense was higher due to an increase in deferred finance costs related to the new Loan Agreement executed in April 2011 in 2011.  Real estate operating expenses were lower due to a decrease in repairs at Eagle Lake IV.  Professional fees were lower due to lower legal fees related to regulatory filings.

Registrant’s equity interest in the net loss of Omaha was approximately $3,700,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for 2012.  Equity in net loss of investments declined $2,921,000 to a loss of approximately $3,700,000 for 2012 from a loss of approximately $779,000 for 2011. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $115,502,000 (-21%) during 2008 to 2010.  For 2011, Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  During 2012 Omaha reported a small decrease in value of $6,000,000 (-2%) primarily due to a significant decline in value in certain markets where the properties’ occupancy was greatly affected by deployments of troops from nearby military bases.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant’s share of the net loss from Omaha exceeded Registrant’s remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero.  Also, under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2012 and 2011.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues decreased $6,000, to approximately $880,000 in 2012 compared with approximately $886,000 in 2011.  Net income, which includes deductions for depreciation, increased $39,000, to approximately $480,000 in 2012 from approximately $441,000 in 2011. The property has been 100% leased and occupied by the same single tenant for both years.  The decrease in total revenue was due to a decrease in expense reimbursements collected from the tenant partially offset by higher scheduled rent collected from the tenant.  Operating expense reimbursements were lower in 2012 due to lower tenant charges for operating costs incurred in 2012.  The increase in net income was due to the decrease in operating expenses partially offset by a decrease in revenues. The decrease in operating expenses was primarily due to decreases in repairs costs of $27,000 and real estate taxes of $21,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2011 of 6.0% which is lower than the 7.4% reported in December 2011 according to a research report by CB Richard Ellis. Space absorption in the Minneapolis-St. Paul industrial market for 2012 was approximately positive 325,000 square feet while rental rates increased slightly to an average of $4.65 per square foot per annum.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased $9,000, to approximately $1,590,000 in 2012 compared with approximately $1,581,000 in 2011 due to higher expense reimbursements. Rental income remained the same in 2012 as compared to 2011.  Net income, which includes deductions for depreciation and mortgage interest expense, decreased $6,000, to approximately $178,000 in 2012 from approximately $184,000 in 2011. The property has been 100% leased and occupied by the same single tenant for both years.  The decrease in net income was primarily due to an increase in operating expenses partially offset by an increase in revenues.  Real estate tax expense increased by approximately $10,000 in 2012 while real estate operating expenses also increased by approximately $4,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 4th quarter of 2011 of 6.0% which is lower than the 7.4% reported in December 2011 according to a research report by CB Richard Ellis. Space absorption in the Minneapolis-St. Paul industrial market for 2012 was approximately positive 325,000 square feet while rental rates increased slightly to an average of $4.65 per square foot per annum.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest.  The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2012 Omaha sold one multifamily property in Tampa, Florida to further its continuing goal of reducing the level of its debt obligations.  During 2011 Omaha sold one multifamily property in High Point, North Carolina, one multifamily property in Greensboro, North Carolina and one multifamily property in Columbus, Ohio.  During 2010 Omaha sold one multifamily property in Phoenix, Arizona and its commercial property in Palm Bay, Florida.

Total revenues for 2012 were approximately $42,539,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $4,966,000.  Major expenses included $14,566,000 of interest expense, $4,238,000 for repairs and maintenance, $6,090,000 for payroll and $4,195,000 for real estate taxes.  In addition, Omaha reported a realized loss on the sale of one multifamily properties and the satisfaction of its related mortgage of $4,573,000 and net unrealized depreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $12,727,000.  For the year 2012, the Registrant’s equity interest in the loss of Omaha was approximately $3,700,000.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS
2011 VS. 2010

Total revenues from continuing operations decreased 111,000 to approximately $2,501,000 in 2011 from approximately $2,612,000 in 2010 due to lower other income partially offset by higher rental income and interest income on short term investments.  Other rental income decreased due to lower real estate tax reimbursements at the Lino Lakes property combined with lower operating expense reimbursements at Eagle Lake IV.  The decrease in real estate tax reimbursement at Lino Lakes was due to lower tax expense. Operating expense reimbursements from Eagle Lake IV was higher in 2010 due to higher tenant charges for operating costs incurred in 2009.  Rental income increased due to scheduled increases in base rent for the tenant at Eagle Lake IV.  The increase in interest income is due to higher cash funds available for short term investment during 2011.  Cash and cash equivalents increased significantly in December 2010 due to the net proceeds generated from the sale of 175 Ambassador Drive.  These proceeds were invested until used to pay down Registrant’s unsecured debt on April 29, 2011.

The Registrant reported a net loss from continuing operations of approximately $1,026,000 in 2011, an improvement of $16,000 as compared to a net loss from continuing operations of approximately $1,042,000 in 2010.  The improvement in loss from continuing operations was due to lower total expenses partially offset by lower total revenues.  Total expenses from continuing operations for 2011 decreased $127,000 to approximately $3,527,000 from approximately $3,654,000 in 2010, due to decreases in real estate taxes of $106,000 and investment management fees of $112,000 partially offset by higher real estate operating expenses of $33,000 and amortization expense of $36,000. Real estate tax expense decreased by approximately $106,000 due to lower tax assessments for Lino Lakes and Eagle Lake IV.  Investment management fees were lower due to a portion of the sales proceeds from the sale of 175 Ambassador Drive which were held in cash investments until used to pay down the unsecured debt.  Real estate operating expenses were higher due to an increase in repairs and utilities at Eagle Lake IV.  Amortization expense increased due to an increase in deferred finance costs related to the new loan agreement.

Equity in net loss of investments declined $347,000 to a loss of approximately $763,000 for 2011 from a loss of approximately $416,000 for 2010.  Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $115,502,000 (-21%) during 2008 to 2010.  For 2011, Omaha reported a minimal increase in the value of its portfolio of approximately $1,050,000 (.33%).  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2011 and 2010.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 23 through 34 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 35 through 36 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.
(b) There have been no changes in the Registrant’s internal controls during the year ended December 31, 2012 that could significantly affect those controls subsequent to the date of evaluation.
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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in this Annual Report.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	70	Director

Millie C. Cassidy	67	President & Director

David Weiner	77	Chief Executive Officer & Director
Martin Cawley	56	Vice President
Leland J. Roth	49	Treasurer
John H. Zoeller	53	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 31 years of real estate related financial, accounting and reporting experience.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

(a) At December 31, 2012, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests.  On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant.  The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group.  The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b) As of December 31, 2012, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest.  No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest.  SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,896 Units of Limited Partnership Interest, representing 37.35% of the outstanding number of Units on December 31, 2012. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on November 12, 2012, when the total number of Units held reached 37% of the outstanding number of Units.

(c) During the year ended December 31, 2012, there were no changes in control of the Registrant or the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $858,926, $756,013 and $867,583 for the years ended December 31, 2012, 2011, and 2010, respectively.  Of the amounts earned in 2012 and 2011, $437,293 and $258,792, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2012 and 2011. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2012, 2011 or 2010.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $129,919, $124,482 and $195,907 in 2012, 2011, and 2010, respectively.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which had been prepared by an unaffiliated company.  The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company.  The fee charged for a part of 2012 was $9,000.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2012, 2011 and 2010, the Registrant’s equity interest in the net loss of Omaha was $3,700,000, $763,000 and $416,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate was not paid an annual fee in 2012, 2011 or 2010.

Reference is made to Items 10 and 11, and Notes 2, 6 and 10 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $115,000 for each of the years ended December 31, 2012 and 2011, respectively.

2.
Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2012 and 2011 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.
Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2012 and 2011, respectively.  This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT
                      SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2012 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)
Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22.  All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

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

99.1           Audited Financial Statements of Sentinel Omaha, LLC December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: November 14, 2013	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: November 14, 2013	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	November 14, 2013
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	November 14, 2013
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2012 and 2011	24

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	25

Consolidated Statements of Changes in Partners' (Deficit) for the years ended December 31, 2012, 2011 and 2010	26

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	27

Notes to Consolidated Financial Statements	28 – 34

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012	35-36

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners’ (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.
Shelton, Connecticut
November 12, 2013

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,581,164	18,581,164
Less - accumulated depreciation	(3,931,815)	(3,437,522)
	16,634,349	17,128,642

Investment in Sentinel Omaha, LLC, net of reserve
for fair value of $0 and $3,346,444 at
December 31, 2012 and 2011, respectively	-	-
	16,634,349	17,128,642

Other Assets -
Cash and cash equivalents	402,874	313,717
Cash in escrow	500,084	500,034
Other	202,806	259,405

Total assets	$17,740,113	$18,201,798

Liabilities:
Mortgage note and unsecured loan payable	$19,983,464	$20,069,570
Accounts payable	238,811	251,024
Tenant security deposits	112,425	109,627
Accrued expenses	1,202,188	462,959

Total liabilities	21,536,888	20,893,180

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(3,777,849)	(2,672,599)
General partner - 1 unit	(18,926)	(18,783)

Total partners' deficit	(3,796,775)	(2,691,382)

Total liabilities and partners' deficit	$17,740,113	$18,201,798

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2012	2011	2010
Revenues:
Base rental income	$1,765,696	$1,748,901	$1,732,609
Other rental income	704,066	721,849	871,999
Interest on short-term investments and other	91	30,156	7,498

Total revenues	2,469,853	2,500,906	2,612,106

Expenses:
Real estate operating expenses	431,796	456,646	423,806
Interest on mortgage notes and unsecured loan payable	1,091,904	1,085,761	1,078,274
Depreciation and amortization	550,379	532,108	492,721
Real estate taxes	484,254	496,015	602,097
Management fees	858,926	756,013	867,583
Other	157,987	199,999	189,879

Total expenses	3,575,246	3,526,542	3,654,360

Loss from operations	(1,105,393)	(1,025,636)	(1,042,254)

Equity in net loss of investment	(3,346,444)	(762,632)	(416,340)

Reserve for value of investment	3,346,444	762,632	416,340

Loss from continuing operations	(1,105,393)	(1,025,636)	(1,042,254)

(Loss) income from discontinued operations	-	(2,305)	465,182

Net loss on sale of investment in real estate property	-	-	(46,045)

Net loss	(1,105,393)	(1,027,941)	(623,117)

Loss allocated to general partner	(143)	(133)	(80)

Loss allocated to limited partners	$(1,105,250)	$(1,027,808)	$(623,037)

(Loss) earnings per unit of limited partnership interest
(basic and diluted)

Continuing operations	$(142.58)	$(132.29)	$(134.43)

Discontinued operations (including loss on sale)	$-	$(0.30)	$54.06

Net loss	$(142.58)	$(132.59)	$(80.37)

Weighted Average Number of Units of Limited
Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
For the years ended December 31, 2012, 2011 and 2010

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2010	7,753	$119,968,973	$(111,721,586)	$(9,269,141)	$(1,021,754)
Net loss for the year	-	-	-	(623,037)	(623,037)
Balance, December 31, 2010	7,753	119,968,973	(111,721,586)	(9,892,178)	(1,644,791)
Net loss for the year	-	-	-	(1,027,808)	(1,027,808)
Balance, December 31, 2011	7,753	119,968,973	(111,721,586)	(10,919,986)	(2,672,599)
Net loss for the year	-	-	-	(1,105,250)	(1,105,250)
Balance, December 31, 2012	7,753	$119,968,973	$(111,721,586)	$(12,025,236)	$(3,777,849)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2010	1	$10,000	$(26,364)	$(2,206)	$(18,570)
Net loss for the year	-	-	-	(80)	(80)
Balance, December 31, 2010	1	10,000	(26,364)	(2,286)	(18,650)
Net loss for the year	-	-	-	(133)	(133)
Balance, December 31, 2011	1	10,000	(26,364)	(2,419)	(18,783)
Net loss for the year	-	-	-	(143)	(143)
Balance, December 31, 2012	1	$10,000	$(26,364)	$(2,562)	$(18,926)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010

Cash Flows From Operating Activities:
Net loss	$(1,105,393)	$(1,027,941)	$(623,117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Net loss on sale of investment in real estate property	-	-	46,045
Equity in net loss of investment	3,346,444	762,632	416,340
Reserve for fair value of investment	(3,346,444)	(762,632)	(416,340)
Depreciation and amortization	550,379	532,108	879,548
Net decrease (increase) in operating assets	513	2,636	(16,127)
Net decrease in operating assets in
discontinued operation	-	-	41,192
Net (decrease) increase in accounts payable	(12,213)	91,658	100,905
Net increase in tenant security deposits	2,798	2,797	2,798
Net increase in accrued expenses	739,229	462,959	-
Net (decrease) in operating liabilities in
discontinued operation	-	-	(138,106)

Net cash provided by operating activites	175,313	64,217	293,138

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(50)	(34)	-
Payment to capital reserve escrow acount	-	(500,000)	-
Net proceeds from sale of investment in real estate property	-	-	19,016,985
Capital (additions) reimbursements to real estate owned	-	(20,646)	113,950

Net cash (used in) provided by investing activites	(50)	(520,680)	19,130,935

Cash Flows From Financing Activities:
Repayment of mortgage notes payable	(86,106)	(11,930,430)	(6,480,402)
Principal payments on mortgage notes payable	-	-	(154,148)
Payment of deferred financing cost	-	(231,490)	(5,500)

Net cash (used in) financing activities	(86,106)	(12,161,920)	(6,640,050)

Net change in cash and cash equivalents	89,157	(12,618,383)	12,784,023

Cash and cash equivalents at beginning of year	313,717	12,932,100	148,077

Cash and cash equivalents at end of year	$402,874	$313,717	$12,932,100

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$786,904	$886,922	$1,428,721

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

(d) Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value.  Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property.  In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value.  Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2012 is estimated to be fully realizable.

(e) Real estate held for sale is carried at the lower of cost or fair value less selling costs.  Upon determination that a property is held for sale, depreciation of such property is no longer recorded.

(f) For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

(g) The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value.   Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes.  Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.  (see Note 6)

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

(2) INVESTMENT MANAGEMENT AGREEMENT
The Partnership entered into a management agreement with the General Partner.  Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to- day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $858,926, $756,013 and $867,583 for the years ended December 31, 2012, 2011, and 2010, respectively. Of the amounts earned in 2012 and 2011, $437,293 and $258,792, respectively has been deferred while the obligations under the Loan Agreement are outstanding.  The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2012 and 2011. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2012, 2011 or 2010.

(3) INVESTMENTS IN REAL ESTATE
During 2012 and 2011, the Partnership owned an industrial flex property in Maple Grove, Minnesota, warehouse distribution properties in Lino Lakes, Minnesota; and Naperville, Illinois.  On December 3, 2010, the Partnership sold its warehouse distribution property located in Naperville, Il.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2012 and 2011:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/12	12/31/11

Industrial flex property	1	2002	60,345 sf	$5,270,128	$5,270,128

Warehouse distribution property	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,566,164	20,566,164

Less: Accumulated depreciation				(3,931,815)	(3,437,522)

Net book value				$16,634,349	$17,128,642

(4) REAL ESTATE HELD FOR SALE

During September 2010, the Partnership initiated marketing 175 Ambassador Drive, its industrial flex property located in Naperville, IL for sale. 175 Ambassador Drive was sold on December 3, 2010.  The results of operations from this property are reflected as income from discontinued operations in the accompanying consolidated statements of operations.  The various components of revenue and expenses from discontinued operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

Operating revenue	$0	$0	$1,313,239

Operating expenses	0	2,305	848,057

Income (Loss) from discontinued operations	$0	$(2,305)	$465,182

 (5) REAL ESTATE TRANSACTIONS

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

(6) INVESTMENT SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”).  Omaha is a real estate investment company which as of December 31, 2012 owns 20 multifamily properties in 13 markets.  Omaha is an affiliate of the Partnership’s general partner.  The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012.

Balance Sheet	2012	2011

Investment in real estate properties, at fair value	$302,900	$321,600
Other assets	8,653	17,595
Debt	(305,623)	(320,144)
Other liabilities	(7,109)	(7,896)
Members' equity (deficit)	$(1,179)	$11,155

Statement of Operations	2012	2011	2010

Rent and other income	$42,539	$45,943	$46,479
Real estate operating expenses	(22,104)	(24,463)	(24,872)
Other income and (expenses)	(15,469)	(17,245)	(17,741)
Net unrealized gains and (losses)	(12,727)	1,379	9,707
Net realized (losses)	(4,573)	(8,156)	(14,961)

Net loss	$(12,334)	$(2,542)	$(1,388)

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

Under the terms of the loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  On April 14, 2010, Omaha executed the fourth amendment to its unsecured loan which, among other items, extended the maturity date of the unsecured loan to May 31, 2012 with an option for an additional one year extension at which time an extension fee is to be paid on a portion of any remaining balance of the unsecured loan.  On May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  However, Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant’s share of the net loss from Omaha exceeded Registrant’s remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero. As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2012 and 2011.

(7) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount December 31,
			Annual
	Interest Rate		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2012	2011

Mortgage note and unsecured loan payable:
Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A					3,983,464	4,069,570
Note B					6,000,000	6,000,000
					$19,983,464	$20,069,570

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

5) Until the Partnership’s obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. On May 15, 2012, the Partnership paid $86,106 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2012 While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

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

Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2013	$-
2014	3,983,464
2015	10,000,000
2016	-
2017	-
Thereafter	6,000,000

Total	$19,983,464

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			Loss from
		Loss from	Continuing	Equity Income
		Continuing	Operations	(Loss) on
Year ended December 31, 2012	Revenues	Operations	Per Unit	Investment

First Quarter	$639,952	$(280,521)	$(36.18)	$3,292,398
Second Quarter	642,766	(261,154)	(33.68)	(1,151,234)
Third Quarter	567,187	(318,227)	(41.04)	(5,487,608)
Fourth Quarter	619,948	(245,491)	(31.68)	0

Year ended December 31, 2011

First Quarter	$662,536	$(192,214)	$(24.79)	$2,005,078
Second Quarter	611,957	(230,548)	(29.73)	2,078,807
Third Quarter	623,272	(325,459)	(41.98)	213,029
Fourth Quarter	603,141	(277,415)	(35.79)	(5,059,546)

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net (loss) for financial reporting purposes to net (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2012	2011	2010

Net loss for financial reporting purposes	$(1,105,393)	$(1,027,941)	$(623,117)

Adjustment to net loss on sale of investment in real estate
property to reflect differences between tax and financial
reporting bases of assets and liabilities	727,932	913,791	(3,080,162)

Difference between tax and financial statement equity in net
loss of investment	(3,529,185)	(4,673,857)	(3,250,897)

Accrued investment management fees, mortgage interest and
partnership administrative costs not expensed for tax purposes	1,279,187	0	0

Difference between tax and financial statement depreciation	1,091	(15,831)	(297,481)

Net loss for Federal income tax reporting purposes	$(2,626,368)	$(4,803,838)	$(7,251,657)

Net ordinary loss for Federal income tax reporting purposes:	$(1,982,373)	$(3,588,539)	$(4,125,450)
Net capital (Sec. 1231) (loss) for Federal income tax reporting purposes:	(643,995)	(1,215,299)	(3,126,207)

	$(2,626,368)	$(4,803,838)	$(7,251,657)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2012 and 2011, the tax bases of the Partnership's assets and liabilities were approximately $00,000,000 and $18,414,387 of assets, and $00,000,000 and $20,893,180 of liabilities, respectively.

(10) MANAGEMENT SERVICES

    Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership.  Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2012, 2011 and 2010 billings to the Partnership amounting to $129,919, $124,482 and $195,907, respectively, and are included in real estate operating expenses.

    In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $0 in 2012, 2011, and 2010, respectively, and is based upon the trust company's standard rate schedule.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents, and mortgage notes payable and unsecured loan. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes and unsecured loans payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes and unsecured loan payable is estimated to be $19,983,464 and $20,069,570 at December 31, 2012 and 2011, respectively.

(12) COMMITMENTS AND CONTINGENCIES

    The Partnership is a party to certain actions directly arising from its normal business operations.  While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property.  The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2012 are $1,791,136 for 2013; $1,844,537 for 2014; $1,615,523 for 2015; $1,241,688 for 2016; $931,266 for 2017 and $0 for 2018.

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

13) SUBSEQUENT EVENT

On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017.  The modification and extension, among other items, requires Omaha to make specific periodic payments on the unsecured loan at scheduled dates through December 31, 2017.  It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued  interest will be forgiven each time Omaha pays the above mentioned required principal payments timely, as defined in the loan agreement.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
					Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$556,743

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	20,646

	$10,000,000	$1,985,000	$18,003,775	$19,988,775	$577,389

Column A		Column E		Column F

	Gross amount at which Carried at End of Year
	(Notes a & c)
				Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,800,128	$5,270,128	$1,368,446

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,781,036	15,296,036	2,563,369

	$1,985,000	$18,581,164	$20,566,164	$3,931,815

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2012

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39 years

NOTES TO SCHEDULE III:

		2012	2011	2010

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$20,566,164	$20,545,518	$41,589,235
	Additions -
	Cost of improvements (reimbursements)	0	20,646	(113,950)

	Deductions -
	Sales	0	0	(20,929,767)

	Balance at end of year	$20,566,164	$20,566,164	$20,545,518

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$3,437,522	$2,943,492	$3,955,187
	Additions -
	Depreciation expense for the year	494,293	494,030	855,043

	Deductions -
	Sales	0	0	(1,866,738)

		$3,931,815	$3,437,522	$2,943,492

(c)	Aggregate cost basis for Federal
	income tax reporting purposes	$20,057,696	$20,057,696	$20,037,050

(d)	Accumulated depreciation for Federal
	income tax reporting purposes	$4,573,006	$4,102,568	$3,615,472