Form 10-Q
period 2013-06-30
SB PARTNERS
filed 2013-12-23
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 3, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the six months ended June 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31	14-15

	Exhibit 32	16

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$ 1,985,000	$ 1,985,000
Buildings, furnishings and improvements	18,655,703	18,581,164
Less - accumulated depreciation	(4,176,384)	(3,931,815)
	16,464,319	16,634,349

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $4,599,676 and $0 at June 30, 2013 and December 31, 2012, respectively	–	–
	16,464,319	16,634,349

Other Assets -
Cash and cash equivalents	429,362	402,874
Cash in escrow	500,084	500,084
Other	150,026	202,806

Total assets	$ 17,543,791	$ 17,740,113

Liabilities:
Mortgage note and unsecured loan payable	$ 19,967,009	$ 19,983,464
Accounts payable	256,102	238,811
Tenant security deposits	112,425	112,425
Accrued expenses	1,573,830	1,202,188

Total liabilities	21,909,366	21,536,888

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(4,346,576)	(3,777,849)
General partner - 1 unit	(18,999)	(18,926)

Total partners' deficit	(4,365,575)	(3,796,775)

Total liabilities and partners' deficit	$ 17,543,791	$ 17,740,113

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Base rental income	$446,654	$442,128	$890,291	$ 881,440
Other rental income	179,442	200,628	358,885	401,256
Interest on short-term investments and other	7	10	14	22

Total revenues	626,103	642,766	1,249,190	1,282,718

Expenses:
Real estate operating expenses	133,552	115,121	245,827	219,865
Interest on mortgage notes and unsecured loan payable	270,290	271,706	540,083	543,974
Depreciation and amortization	136,330	137,596	272,613	275,192
Real estate taxes	127,863	195,549	255,730	298,100
Management fees	215,211	149,049	428,815	409,194
Other	38,872	34,899	74,922	78,068

Total expenses	922,118	903,920	1,817,990	1,824,393

Loss from operations	(296,015)	(261,154)	(568,800)	(541,675)

Equity in net income of investment	2,392,276	(1,151,234)	4,599,676	2,141,164

Reserve for value of investment	(2,392,276)	1,151,234	(4,599,676)	(2,141,164)

Net loss	(296,015)	(261,154)	(568,800)	(541,675)

Loss allocated to general partner	(38)	(34)	(73)	(70)

Loss allocated to limited partners	$(295,977)	$(261,120)	$(568,727)	$ (541,605)

(Loss) earnings per unit of limited partnership interest (basic and diluted)

Net loss	$(38.18)	$(33.68)	$(73.37)	$ (69.87)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the Six Months Ended June 30, 2013 (Unaudited)

Limited Partners:

	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2013	7,753	$ 119,968,973	$ (111,721,586)	$ (12,025,236)	$ (3,777,849)
Net loss for the period	0	0	0	(568,727)	(568,727)
Balance, June 30, 2013	7,753	$ 119,968,973	$ (111,721,586)	$ (12,593,963)	$ (4,346,576)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2013	1	$ 10,000	$ (26,364)	$ (2,562)	$ (18,926)
Net loss for the period	0	0	0	(73)	(73)
Balance, June 30, 2013	1	$ 10,000	$ (26,364)	$ (2,635)	$ (18,999)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$ (568,800)	$ (541,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income of investment	(4,599,676)	(2,141,164)
Reserve for fair value of investment	4,599,676	2,141,164
Depreciation and amortization	272,613	275,192
Net decrease (increase) in operating assets	24,736	24,770
Net increase in accounts payable	17,291	(46,645)
Net increase in accrued expenses	371,642	351,976

Net cash provided by operating activites	117,482	63,618

Cash Flows From Investing Activities:
Capital additions to real estate owned	(74,539)	–

Net cash used in investing activites	(74,539)	–

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(16,455)	(86,106)

Net cash used in financing activites	(16,455)	(86,106)

Net change in cash and cash equivalents	26,488	(22,488)

Cash and cash equivalents at beginning of year	402,874	313,717

Cash and cash equivalents at end of year	$ 429,362	$ 291,229

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 390,083	$ 392,308

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

The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2012.

(2) INVESTMENTS IN REAL ESTATE
As of June 30, 2013, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2013 and December 31, 2012:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2013	12/31/2012

Industrial flex property	1	2002	60,345 sf	$ 5,344,667	$ 5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,640,703	20,566,164

Less: Accumulated depreciation				(4,176,384)	(3,931,815)

Investment in real estate				$ 16,464,319	$ 16,634,349

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC ("Omaha").  Omaha is a real estate investment company which as of June 30, 2013 owns 17 multifamily properties in 11 markets.  Omaha is an affiliate of the Registrant's general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000's omitted) of Omaha as of and for the periods ended June 30, 2013 and December 31, 2012.

Balance Sheet	(Unaudited) June 30, 2013	(Audited) December 31, 2012

Investment in real estate, net	$277,800	$302,900
Other assets	6,917	7,056
Debt	(265,215)	(305,623)
Other liabilities	(4,170)	(5,512)
Member's equity (deficit)	$15,332	($1,179)

	(Unaudited)
Statement of Operations	June 30, 2013

Rent and other income	$19,954
Real estate operating expenses	(10,538)
Other income and expenses	(6,835)
Net realized loss	(20,783)
Net unrealized income	34,713

Net income	$16,511

(4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2013	2012

Lino Lakes	5.800%	October, 2015	$ 580,000 (a)	$ 10,000,000	$ 10,000,000	$ 10,000,000

Bank Loan (b):
Note A					3,967,009	3,983,464
Note B					6,000,000	6,000,000

					$ 19,967,009	$ 19,983,464

(a)        Annual installment payments include interest only.
(b)	On September 17, 2007, the Partnership entered into a bank loan (the "Loan") with a bank ("Holder") in the amount of $22,000,000, which matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95% and had entered into discussions as to terms for extending the debt on a longer term basis. On April 29, 2011, the Partnership and Holder executed the new loan agreement ("Loan Agreement") on the following terms:

1)	In connection with the execution of the Loan Agreement, the Partnership was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570. The payment was made from proceeds resulting from the sale of 175 Ambassador Drive. Additional proceeds from the sale were used to pay Holder's legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed. The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes ("Note A" and "Note B;" together, the "Notes").

2)	Note A in the amount of $4,069,570 has a maturity of July 31, 2014. The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)	Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant's investment in Sentinel Omaha LLC ("Omaha") pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of June 30, 2013 and December 31, 2012, $659,167 and $509,167, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)	The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership's obligations under the Notes may be accelerated upon default.

5)	Until the Partnership's obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)	The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of June 30, 2013 and December 31, 2012, $911,598 and $693,020, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.                              MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

General

  The consolidated financial statements for the three and six months ended June 30, 2013 and 2012 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Registrant's wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017.  The tenant's base rent is fixed and there are no increases scheduled to the initial lease expiration.  The tenant has two options to renew the lease for five years each at a yet undetermined market rate.  Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Registrant's wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until July 31, 2015.  The tenant pays fixed base rent which increases 3% each year.  The tenant has no renewal options available.  The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Sentinel Omaha LLC's portfolio consists of 16 garden apartment properties and one high rise apartment property.  Leases are generally one year or less.  Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from operations for the three months ended June 30, 2013 decreased $17,000 to approximately $626,000 as compared to approximately $643,000 for the three months ended June 30, 2012.  Total revenues decreased due to decreases in other income partially offset by an increase in base rental income.  Base rental income increased $5,000 to approximately $447,000 for the three months ended June 30, 2013 as compared to the same period in 2012 due to a scheduled increase in base rent at Registrant's property located in Maple Grove, MN.  Other income decreased $22,000 to approximately $179,000 for the three months ended June 30, 2013 from approximately $201,000 for the same period in 2012 due to lower expense reimbursement from the tenants at Registrant's two wholly owned properties.

Total revenues from operations for the six months ended June 30, 2013 decreased $34,000 to approximately $1,249,000 as compared to approximately $1,283,000 for the six months ended June 30, 2012.  Total revenues decreased due to decreases in other income partially offset by an increase in base rental income.  Base rental income increased $9,000 to approximately $890,000 for the six months ended June 30, 2013 as compared to the same period in 2012 due to a scheduled increase in base rent at Registrant's property located in Maple Grove, MN.  Other income decreased $42,000 to approximately $359,000 for the six months ended June 30, 2013 from approximately $401,000 for the same period in 2012 due to lower expense reimbursement from the tenants at Registrant's two wholly owned properties.

Net loss from operations increased $35,000 to a loss of approximately $296,000 for the three months ended June 30, 2013, as compared to an approximate loss of $261,000 for the three months ended March 31, 2012 due to an increase in total expenses combined with the aforementioned decrease in revenues.  Total expenses from operations for the three months ended June 30, 2013, increased $18,000 to approximately $922,000 from approximately $904,000 for the three months ended June 30, 2012.  Total operating expenses increased due to higher real estate operating expenses, investment fees and professional fees partially offset by lower real estate taxes.  Real estate operating expenses were higher due to higher utilities, repairs and administrative costs at Registrant's Maple Grove property.  Professional fees were higher due to higher corporate filing fees.  Real estate taxes were lower at Registrant's property located in Maple Grove, MN due to a lower tax assessment.  Real estate taxes were lower at Registrant's property located in Lino Lakes, MN due to a lower tax rate.

Net loss from operations increased $27,000 to a loss of approximately $569,000 for the six months ended June 30, 2013, as compared to an approximate loss of $542,000 for the six months ended June 30, 2012 due to the aforementioned decrease in revenues partially offset by a decrease in operating expenses.  Total expenses from operations for the six months ended June 30, 2013, decreased $6,000 to approximately $1,818,000 from approximately $1,824,000 for the six months ended June 30, 2012.  Total expenses from operations decreased due to lower real estate taxes partially offset by higher real estate operating expenses and investment fees. Real estate taxes were lower at Registrant's property located in Maple Grove, MN. due to a lower tax assessment.  Real estate taxes were lower at Registrant's property located in Lino Lakes, MN due to a lower tax rate. Real estate operating expenses were higher due to higher utilities, repairs and administrative costs at Registrant's Maple Grove property.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. During 2011 and 2012, most of Omaha's markets reported improved although slow job growth and lower unemployment.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $114,452,000 (-21%) during 2008 to 2011.  During 2012, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement.  During 2012 Omaha reported a minimal decrease in value of $6,000,000 (-2%) due to a significant decline in value in certain markets where the properties' occupancy was greatly affected primarily by deployments of troops from nearby military bases.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant's share of the net loss from Omaha exceeded Registrant's remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero leaving an unrecognized loss of approximately $354,000.  For the quarter ended June 30, 2013, Omaha reported net income of approximately $7,974,000.  Registrant's share was approximately $2,392,000.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of June 30, 2013.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013.  On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017.  The modification and extension, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full.

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

Liquidity and Capital Resources

As of June 30, 2013, the Registrant had cash and cash equivalents of approximately $429,000. These balances are approximately $26,000 higher than cash and cash equivalents held on December 31, 2012. Cash and cash equivalents increased during the six months ended June 30, 2013 due to cash flow generated from operating activities at Registrant's two wholly owned properties.  This was  partially used to pay interest and principal on Registrant's loan, a tenant improvement allowance reimbursed to the tenant at Registrant's property located in Maple Grove, MN and partnership expenses.

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

Total outstanding debt at June 30, 2013 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,967,009 under a loan agreement with a bank.  The loan agreement consists of Note A in the amount of $3,967,009 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition.  Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.  The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2013 was approximately $223,000 which was slightly higher than the three months ended June 30, 2012 of $222,000.  The property reported higher base rental income offset by lower other income.  Base rental income was higher in 2013 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $7,000 for the three months ended June 30, 2013 to approximately $109,000 from approximately $116,000 for the three months ended June 30, 2012 due primarily to higher operating expenses.  Operating expenses were higher due to higher repair and utilities costs.

Total revenues for the six months ended June 30, 2013 was approximately $443,000 which was slightly higher than the six months ended June 30, 2012 of $442,000.  The property reported higher base rental income offset by lower other income.  Base rental income was higher in 2013 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $13,000 for the six months ended June 30, 2013 to approximately $214,000 from approximately $227,000 for the three months ended June 30, 2012 due primarily to higher operating expenses.  Operating expenses were higher due to higher repair and utilities costs.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2013 decreased $17,000 to approximately $403,000 as compared to approximately $420,000 for the three months ended June 30, 2012.  Total revenues were lower due to lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, increased $2,000 to approximately $41,000 for the three months ended June 30, 2013 as compared to approximately $39,000 for the same period in 2012.  The property reported lower operating expenses partially offset by lower total revenues.  Operating expenses decreased due to lower real estate tax expense.

Total revenues for the six months ended June 30, 2013 decreased $34,000 to approximately $807,000 as compared to approximately $841,000 for the six months ended June 30, 2012.  Total revenues were lower due to lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, was approximately $91,000 for the six months ended June 30, 2013 which was slightly higher than the approximately $90,000 for the same period in 2012.  The property reported lower operating expenses partially offset by lower total revenues.  Operating expenses decreased due to lower real estate tax expense.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  During the six months ended June 30, 2013, Omaha sold three multifamily properties which were located in Mesa, AZ, Ocala, FL and Daytona, FL to further reduce its debt obligations. As of June 30, 2013, the Omaha portfolio consisted of 17 multi-family properties located in 11 markets.

Comparison of three months ended June 30, 2013 to June 30, 2012:

Total revenues for the three months ended June 30, 2013 were approximately $9,555,000.  Income before net unrealized income and net realized loss was approximately $1,192,000.  Major expenses included approximately $3,106,000 for interest expense, $990,000 for repairs and maintenance, $1,366,000 for payroll and $1,065,000 for real estate taxes. Omaha reported a net realized loss of ($2,670,000) and net unrealized income of approximately $9,452,000 resulting in net income of approximately $7,974,000.  For the three months ended June 30, 2013, the Registrant's equity interest in the income of Omaha was approximately $2,392,000.  However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2013.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2013.

Total revenues for the three months ended June 30, 2012 were approximately $10,396,000. Income before net unrealized income and realized loss on sale of real estate property was approximately $886,000. Major expenses included approximately $3,702,000 for interest expense, $1,047,000 for repairs and maintenance, $1,562,000 for payroll and $1,063,000 for real estate taxes. Omaha reported a realized loss from the sale of one apartment property of $4,573,000 for the three months ended June 30, 2012. Omaha reported net unrealized loss of approximately $151,000. For the three months ended June 30, 2012, the Registrant's equity interest in the net loss of Omaha was approximately $1,151,000.

Revenues and operating expenses decreased from 2012 to 2013 primarily due to the sales by Omaha of four apartment properties in April 2012, February, 2013, March 2013 and May 2013.

Comparison of six months ended June 30, 2013 to June 30, 2012:

Total revenues for the six months ended June 30, 2013 were approximately $19,954,000.  Income before net unrealized income and net realized loss was approximately $2,581,000.  Major expenses included approximately $6,487,000 for interest expense, $1,863,000 for repairs and maintenance, $2,917,000 for payroll and $2,164,000 for real estate taxes. Omaha reported a net realized loss of ($20,783,000) and net unrealized income of approximately $34,713,000 resulting in net income of approximately $16,511,000.  For the six months ended June 30, 2013, the Registrant's equity interest in the income of Omaha was approximately $4,953,000. However, Registrant reduced the net income reported from Omaha for the unrecognized loss of approximately $354,000 from 2012.  Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2013.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2013.

Total revenues for the six months ended June 30, 2012 were approximately $21,165,000. Income before net unrealized income and realized loss on sale of real estate property was $2,429,000. Omaha reported a realized loss from the sale of one apartment property of $4,573,000. Omaha reported net unrealized income of approximately $9,281,000. For the six months ended June 30, 2012, the Registrant's equity interest in the net income of Omaha was approximately $2,141,000.

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)	The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant's Quarterly Report on form 10-Q for the period ended June 30, 2013 and have identified no changes in the Registrant's internal controls that have materially affected or are reasonably likely to materially affect the Registrant's internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: December 23, 2013	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: December 23, 2013	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer