Form 10-Q
period 2013-09-30
SB PARTNERS
filed 2013-12-30
CIK 87047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Box 3, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the nine months ended September 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31	14-15

	Exhibit 32	16

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$ 1,985,000	$ 1,985,000
Buildings, furnishings and improvements	18,648,009	18,581,164
Less - accumulated depreciation	(4,298,668)	(3,931,815)
	16,334,341	16,634,349

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $4,541,080 and $0 at September 30, 2013 and December 31, 2012, respectively	–	–
	16,334,341	16,634,349

Other Assets -
Cash and cash equivalents	477,437	402,874
Cash in escrow	500,084	500,084
Other	111,317	202,806

Total assets	$ 17,423,179	$ 17,740,113

Liabilities:
Mortgage note and unsecured loan payable	$ 19,967,009	$ 19,983,464
Accounts payable	226,867	238,811
Tenant security deposits	112,425	112,425
Accrued expenses	1,756,769	1,202,188

Total liabilities	22,063,070	21,536,888

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(4,620,856)	(3,777,849)
General partner - 1 unit	(19,035)	(18,926)

Total partners' deficit	(4,639,891)	(3,796,775)

Total liabilities and partners' deficit	$ 17,423,179	$ 17,740,113

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Base rental income	$449,672	$442,128	$1,339,963	$ 1,323,568
Other rental income	179,443	125,050	538,328	526,306
Interest on short-term investments and other	30	9	44	31

Total revenues	629,145	567,187	1,878,335	1,849,905

Expenses:
Real estate operating expenses	109,333	118,460	362,854	338,325
Interest on mortgage notes and unsecured loan payable	270,690	272,566	810,773	816,540
Depreciation and amortization	136,306	137,596	408,919	412,788
Real estate taxes	127,864	80,446	383,594	378,546
Management fees	214,499	234,914	643,314	644,108
Other	37,075	41,432	111,997	119,500

Total expenses	895,767	885,414	2,721,451	2,709,807

Loss from operations	(266,622)	(318,227)	(843,116)	(859,902)

Equity in net income (loss) of investment	(58,597)	(5,487,608)	4,541,080	(3,346,444)

Reserve for value of investment	58,597	5,487,608	(4,541,080)	3,346,444

Net loss	(266,622)	(318,227)	(843,116)	(859,902)

Loss allocated to general partner	(34)	(41)	(109)	(111)

Loss allocated to limited partners	$(266,588)	$(318,186)	$(843,007)	$ (859,791)

(Loss) earnings per unit of limited partnership interest (basic and diluted)

Net loss	$(34.39)	$(41.05)	$(108.75)	$ (110.91)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
For the Nine Months Ended September 30, 2013 (Unaudited)

Limited Partners:

	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2013	7,753	$ 119,968,973	$ (111,721,586)	$ (12,025,236)	$ (3,777,849)
Net loss for the period	0	0	0	(843,007)	(843,007)
Balance, September 30, 2013	7,753	$ 119,968,973	$ (111,721,586)	$ (12,868,243)	$ (4,620,856)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2013	1	$ 10,000	$ (26,364)	$ (2,562)	$ (18,926)
Net loss for the period	0	0	0	(109)	(109)
Balance, September 30, 2013	1	$ 10,000	$ (26,364)	$ (2,671)	$ (19,035)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$ (843,116)	$ (859,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income (loss) of investment	(4,541,080)	3,346,444
Reserve for fair value of investment	4,541,080	(3,346,444)
Depreciation and amortization	408,919	412,788
Net decrease in operating assets	49,423	4,628
Net (decrease) in accounts payable	(11,944)	(78,035)
Net increase in accrued expenses	554,581	574,808

Net cash provided by operating activites	157,863	54,287

Cash Flows From Investing Activities:
Capital additions to real estate owned	(66,845)	–

Net cash used in investing activites	(66,845)	–

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(16,455)	(86,106)

Net cash used in financing activites	(16,455)	(86,106)

Net change in cash and cash equivalents	74,563	(31,819)

Cash and cash equivalents at beginning of year	402,874	313,717

Cash and cash equivalents at end of year	$ 477,437	$ 281,898

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 585,773	$ 588,207

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

The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2012.

(2) INVESTMENTS IN REAL ESTATE
As of September 30, 2013, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota.  The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2013 and December 31, 2012:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2013	12/31/2012

Industrial flex property	1	2002	60,345 sf	$ 5,336,973	$ 5,270,128

Warehouse distribution properties	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,633,009	20,566,164

Less: Accumulated depreciation				(4,298,668)	(3,931,815)

Investment in real estate				$ 16,334,341	$ 16,634,349

(3)    INVESTMENT IN SENTINEL OMAHA, LLC
In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC ("Omaha").  Omaha is a real estate investment company which as of September 30, 2013 owns 17 multifamily properties in 11 markets.  Omaha is an affiliate of the Registrant's general partner.  The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000's omitted) of Omaha as of and for the periods ended September 30, 2013 and December 31, 2012.

Balance Sheet	(Unaudited) September 30, 2013	(Audited) December 31, 2012

Investment in real estate, net	$278,900	$302,900
Other assets	9,406	7,056
Debt	(266,535)	(305,623)
Other liabilities	(6,634)	(5,512)
Member's equity (deficit)	$15,137	($1,179)

	(Unaudited)
Statement of Operations	September 30, 2013

Rent and other income	$29,486
Real estate operating expenses	(15,429)
Other income and expenses	(10,486)
Net realized loss	(20,783)
Net unrealized income	33,528

Net income	$16,316

(4) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2013	2012

Lino Lakes	5.800%	October, 2015	$ 580,000 (a)	$ 10,000,000	$ 10,000,000	$ 10,000,000

Bank Loan (b):
Note A					3,967,009	3,983,464
Note B					6,000,000	6,000,000

					$ 19,967,009	$ 19,983,464

(a)        Annual installment payments include interest only.
(b)	On September 17, 2007, the Partnership entered into a bank loan (the "Loan") with a bank ("Holder") in the amount of $22,000,000, which matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95% and had entered into discussions as to terms for extending the debt on a longer term basis. On April 29, 2011, the Partnership and Holder executed the new loan agreement ("Loan Agreement") on the following terms:

1)	In connection with the execution of the Loan Agreement, the Partnership was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570. The payment was made from proceeds resulting from the sale of 175 Ambassador Drive. Additional proceeds from the sale were used to pay Holder's legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed. The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes ("Note A" and "Note B;" together, the "Notes").

2)	Note A in the amount of $4,069,570 has a maturity of July 31, 2014. The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)	Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant's investment in Sentinel Omaha LLC ("Omaha") pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of September 30, 2013 and December 31, 2012, $734,167 and $509,167, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)	The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership's obligations under the Notes may be accelerated upon default.

5)	Until the Partnership's obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)	The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of September 30, 2013 and December 31, 2012, $1,022,602 and $693,020, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.                                                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General

  The consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

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

Results of Operations

Total revenues from operations for the three months ended September 30, 2013 increased $62,000 to approximately $629,000 as compared to approximately $567,000 for the three months ended September 30, 2012.  Total revenues increased due to an increase in base rental income combined with increases in other income.  Base rental income increased $8,000 to approximately $450,000 for the three months ended September 30, 2013 as compared to the same period in 2012 due to a scheduled increase in base rent at Registrant's property located in Maple Grove, MN.  Other income increased $54,000 to approximately $179,000 for the three months ended September 30, 2013 from approximately $125,000 for the same period in 2012 due to higher expense reimbursement from the tenants at Registrant's two wholly owned properties.

Total revenues from operations for the nine months ended September 30, 2013 increased $28,000 to approximately $1,878,000 as compared to approximately $1,850,000 for the nine months ended September 30, 2012.  Total revenues increased due to an increase in base rental income combined with increases in other income.  Base rental income increased $16,000 to approximately $1,340,000 for the nine months ended September 30, 2013 as compared to the same period in 2012 due to a scheduled increase in base rent at Registrant's property located in Maple Grove, MN.  Other income increased $12,000 to approximately $538,000 for the nine months ended September 30, 2013 from approximately $526,000 for the same period in 2012 due to higher expense reimbursement from the tenants at Registrant's two wholly owned properties.

Net loss from operations decreased $51,000 to a loss of approximately $267,000 for the three months ended September 30, 2013, as compared to an approximate loss of $318,000 for the three months ended September 30, 2012 due to the aforementioned increase in total revenues partially offset by an increase in operating expenses.  Total expenses from operations for the three months ended September 30, 2013, increased $11,000 to approximately $896,000 from approximately $885,000 for the three months ended September 30, 2012.  Total operating expenses increased due to higher real estate taxes partially offset by lower real estate operating expenses and investment fees.  Real estate taxes were higher at Registrant's Lino Lakes property due to a higher tax rate.  Real estate operating expenses were lower due to lower administrative expenses partially offset by higher utilities at Registrant's Maple Grove property.

Net loss from operations decreased $17,000 to a loss of approximately $843,000 for the nine months ended September 30, 2013, as compared to an approximate loss of $860,000 for the nine months ended September 30, 2012 due to the aforementioned decrease in revenues partially offset by a decrease in operating expenses.  Total expenses from operations for the nine months ended September 30, 2013, increased $11,000 to approximately $2,721,000 from approximately $2,710,000 for the nine months ended September 30, 2012.  Total expenses from operations increased due to higher real estate taxes and higher real estate operating expenses partially offset by lower professional fees.  Real estate operating expenses were higher due to higher utilities and repairs costs at Registrant's Maple Grove property. Real estate taxes were higher at Registrant's property located in Lino Lakes, MN due to a higher tax rate.  Real estate taxes were lower at Registrant's property located in Maple Grove, MN due to a lower tax assessment.  Professional fees were lower due to lower legal fees.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. Due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $114,452,000 (-21%) during 2008 to 2011.  During 2012, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement.  For 2012 Omaha reported a decrease in value of $6,000,000 (-2%) due to significant declines in value in markets where the properties' occupancy rates were negatively affected primarily by deployments of troops from nearby military bases.  Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant's share of the net loss from Omaha exceeded Registrant's remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero leaving an unrecorded loss of approximately $354,000.  For the quarter ended September 30, 2013, Omaha reported a net loss of approximately

$195,000.  Registrant's share was approximately $59,000.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of September 30, 2013.  As of May 11, 2012, the maturity date of the unsecured loan was extended to May 31, 2013. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017.  The modification and extension, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full.

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

Liquidity and Capital Resources

As of September 30, 2013, the Registrant had cash and cash equivalents of approximately $477,000. These balances are approximately $74,000 higher than cash and cash equivalents held on December 31, 2012. Cash and cash equivalents increased during the nine months ended September 30, 2013 due to cash flow generated from operating activities at Registrant's two wholly owned properties which was partially used to pay interest and principal on Registrant's loan and partnership expenses.

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

Total outstanding debt at September 30, 2013 consisted of $10,000,000 of a long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,967,009 under a loan agreement with a bank.  The loan agreement consists of Note A in the amount of $3,967,009 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition.  Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant.  The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2013 increased $11,000 to approximately $226,000 as compared to the three months ended September 30, 2012 of $215,000.  The property reported higher base rental income and higher other income.  Base rental income was higher in 2013 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, increased $2,000 for the three months ended September 30, 2013 to approximately $119,000 from approximately $117,000 for the three months ended September 30, 2012 due to higher total income partially offset by higher operating expenses.  Operating expenses were higher due to higher repair and utilities costs.

Total revenues for the nine months ended September 30, 2013 increased $10,000 to approximately $668,000 as compared to the nine months ended September 30, 2012 of $658,000.  The property reported higher base rental income offset by lower other income.  Base rental income was higher in 2013 as the tenant received a scheduled rent increase. Other income was lower due to a decrease in operating expense reimbursements from the tenant.  Net income, which includes deductions for depreciation, decreased $20,000 for the nine months ended September 30, 2013 to approximately $324,000 from approximately $344,000 for the three months ended September 30, 2012 due primarily to higher operating expenses.  Operating expenses were higher due to higher repair and utilities costs.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2013 increased $51,000 to approximately $403,000 as compared to approximately $352,000 for the three months ended September 30, 2012.  Total revenues were lower due to lower real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, increased slightly from approximately $40,000 for the three months ended September 30, 2013 as compared to approximately $39,000 for the same period in 2012.  The property reported higher operating expenses partially offset by higher total revenues.  Operating expenses increased due to higher real estate tax expense.

Total revenues for the nine months ended September 30, 2013 decreased $18,000 to approximately $1,210,000 as compared to approximately $1,192,000 for the nine months ended September 30, 2012.  Total revenues were higher due to higher real estate tax expense reimbursement from the tenant.  Net income, which includes deductions for interest expense and depreciation, was approximately $131,000 for the nine months ended September 30, 2013 which was slightly higher than the approximately $129,000 for the same period in 2012.  The property reported higher operating expenses partially offset by higher total revenues.  Operating expenses increased due to higher real estate tax expense.

Investment in Sentinel Omaha, LLC

During 2007, the Registrant acquired a 30% interest in Sentinel Omaha, LLC for $37,200,000.  During the nine months ended September 30, 2013, Omaha sold three multifamily properties which were located in Mesa, AZ, Ocala, FL and Daytona, FL to further reduce its debt obligations. As of September 30, 2013, the Omaha portfolio consisted of 17 multi-family properties located in 11 markets.

Comparison of three months ended September 30, 2013 to September 30, 2012:

Total revenues for the three months ended September 30, 2013 were approximately $9,532,000.  Income before net unrealized income and net realized loss was approximately $990,000.  Major expenses included approximately $3,085,000 for interest expense, $937,000 for repairs and maintenance, $1,223,000 for payroll and $1,069,000 for real estate taxes. Omaha reported net unrealized loss of approximately ($1,185,000) resulting in a net loss of approximately ($195,000).  For the three months ended September 30, 2013, the Registrant's equity interest in the income of Omaha was approximately ($59,000).  Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2013.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended September 30, 2013.

Total revenues for the three months ended September 30, 2012 were approximately $10,456,000.    Income before net unrealized loss and realized loss on sale of real estate property was approximately $1,270,000.  Major expenses included approximately $3,573,000 for interest expense, $1,130,000 for repairs and maintenance, $1,365,000 for payroll and $1,034,000 for real estate taxes. Revenues and operating expenses decreased from 2011 to 2012 primarily due to the sales by Omaha of two apartment properties in December 2011 and one in April 2012.  Omaha reported net unrealized loss of approximately $34,817,000 for the three months ended September 30, 2012.  For the three months ended September 30, 2012, the Registrant's equity interest in the net loss of Omaha was approximately $10,064,000.  The loss in equity for the quarter ended September 30, 2012 brought the Registrant's value in its investment to below zero. However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended September 30, 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for the quarter ended September 30, 2012.

Revenues and operating expenses decreased from 2012 to 2013 primarily due to the sales by Omaha of four apartment properties in April 2012, February, 2013, March 2013 and May 2013.

Comparison of nine months ended September 30, 2013 to September 30, 2012:

Total revenues for the nine months ended September 30, 2013 were approximately $29,486,000.  Income before net unrealized income and net realized loss was approximately $3,571,000.  Major expenses included approximately $9,572,000 for interest expense, $2,799,000 for repairs and maintenance, $4,140,000 for payroll and $3,234,000 for real estate taxes. Omaha reported a net realized loss of ($20,783,000) and net unrealized income of approximately $33,528,000 resulting in net income of approximately $16,316,000.  For the nine months ended September 30, 2013, the Registrant's equity interest in the income of Omaha was approximately $4,895,000.  However, Registrant reduced the net income reported from Omaha for the unrecognized loss of approximately $354,000 from 2012.  Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2013.  As a result, Registrant reported a net zero income from equity in investment in Omaha for the nine months ended September 30, 2013.

Total revenues for the nine months ended September 30, 2012 were approximately $31,620,000.  Income before net unrealized loss and realized loss on sale of real estate property was $3,697,000. Major expenses included approximately $10,991,000 for interest expense, $2,981,000 for repairs and maintenance, $4,568,000 for payroll and $3,220,000 for real estate taxes.  Omaha reported a realized loss from the sale of one apartment property of $4,573,000.  Omaha reported net unrealized loss of approximately $25,535,000.  For the nine months ended September 30, 2012, the Registrant's equity interest in the net loss of Omaha was approximately $7,923,000. However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for the quarter ended September 30, 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for the quarter ended September 30, 2012.

ITEM 3.

None

ITEM 4.
CONTROLS AND PROCEDURES

(a)	The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant's Quarterly Report on form 10-Q for the period ended September 30, 2013 and have identified no changes in the Registrant's internal controls that have materially affected or are reasonably likely to materially affect the Registrant's internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: December 26, 2013	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: December 26, 2013	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer