Form 10-K
period 2013-12-31
SB PARTNERS
filed 2014-04-22
CIK 87047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those sections.  ☐ Yes  ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company

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

Description of SB Partners (the "Registrant")

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2013, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution property in Lino Lakes, Minnesota.  In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC ("Omaha").  Omaha is a real estate investment company which as of December 31, 2013 owned 14 multifamily properties in 10 markets.  Omaha is an affiliate of the Registrant's general partner.

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

The Registrant does not maintain a Website.  However, the Registrant's filings with the Securities and Exchange Commission (the "SEC") are available on the SEC's Website at www.sec.gov and type in 0000087047 for the Registrant's CIK.

Recent Developments and Real Estate Investment Factors

The Registrant has no direct investment in the multifamily market as of December 31, 2013.  However, Omaha invests primarily in the multifamily market.  During 2013, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement.  During 2012 and 2013, most of Omaha's markets reported improved although slow job growth and lower unemployment.  Omaha  reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $114,452,000 (-21%) during 2008 to 2011.  For 2012, Omaha reported a minimal decrease in value of $6,000,000 (-2%) due to a significant decline in value in certain markets where the properties' occupancy was greatly affected primarily by deployments of troops from nearby military bases.  During 2013, Omaha reported a slight increase in the value of its portfolio of $3,900,000 (1.5%).  The total real estate portfolio value of $267,600,000 as of December 31, 2013 consists of the same properties which made up Omaha's portfolio as of December 31, 2012 less the four properties Omaha sold during 2013.  During 2013, Omaha sold its properties located in Phoenix, AZ, Ocala, FL, Jacksonville, NC and one of its properties located in Daytona, FL.  Omaha used the proceeds from the sales to pay down its loan obligations.    On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017.  The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31,  2013 and 2012.

Registrant owns two fully leased industrial properties in the Minneapolis Metropolitan Statistical Area ("MSA").  The Minneapolis industrial market reported lower vacancy rates due to positive absorption of vacant space.  However, market rents reported a small decrease in 2013.  The MSA reported an increase in speculative construction during 2013 and unemployment has fallen below pre-recessionary levels.

Occupancy for the industrial flex portfolio owned by the Registrant remained at 100% during 2013.  (Please refer to Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations.)

On April 29, 2011, the holder of Registrant's previous unsecured credit facility ("Holder") and Registrant executed a new Loan Agreement ("Loan Agreement").  The new loan agreement places significant restrictions on the Registrant's use of cash. See Note 6 to the Consolidated Financial Statements, Registrant's Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing.

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

On April 29, 2011, the Holder and Registrant executed a new Loan Agreement related to Registrant's $22,000,000 unsecured debt on the following terms:

1)
In connection with the execution of the Loan Agreement, Registrant was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570.  The payment was made from proceeds resulting from the sale of 175 Ambassador Drive.  Additional proceeds from the sale were used to pay Registrant's and Holder's legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed.   The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes ("Note A" and "Note B;" together, the "Notes").

2)
Note A with a current balance of $3,967,009 has a maturity of July 31, 2014.  Registrant has two 1-year options to extend the maturity if certain conditions are satisfied.  Note A requires monthly payments of interest at an annual fixed rate of 5% until paid in full.  If extended, Registrant is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)
Note B in the amount of $6,000,000 has a maturity date of April 29, 2018.  Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied.  Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A.  Thereafter Note B does not accrue any interest.  Payments of interest and principal are deferred until Sentinel Omaha LLC ("Omaha") pays distributions to Registrant.  Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation.  If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.  As of December 31, 2013 and 2012, $809,167 and $509,168, respectively of Note B interest have been accrued and are included in accrued expenses on the balance sheet.

4)
The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments.  Registrant's obligations under the Notes may be accelerated upon default.

5)
Until Registrant's obligations under the Notes are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the repayment of Notes while retaining the other portion to increase cash reserves.  On June 6, 2013, the Partnership paid $16,455 to the Holder to pay down a portion of the outstanding balance of Note A.  The proceeds represented excess net operating income, as defined, for the year ended April 30, 2013. On May 15, 2012, the Partnership paid $86,106 to the Holder to pay down a portion of the outstanding balance of Note A.  The proceeds represented excess net operating income, as defined, for the year ended April 30, 2012. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

6)
Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Notes remain outstanding.   As of December 31, 2013 and 2012, $1,126,703 and $693,020, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

7)
As additional security for Registrant's payment of its obligations under the Loan Agreement, Registrant, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement ("Eagle IV Security Agreement") and a Pledge Agreement ("Eagle IV Pledge Agreement") in favor of Holder.  The Eagle IV Security Agreement provides Holder with a security interest on Registrant's propertylocated in Maple Grove, Minnesota ("Eagle IV") of up to $5,000,000.  The Eagle IV Pledge Agreement pledges to Holder Registrant's membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV.   Registrant has no other debt obligation secured by Eagle IV.  The Loan Agreement also provides for a negative pledge on Registrant's remaining properties and investments.

See Registrant's Form 8-K dated April 29, 2011 at www.sec.gov and type in 0000087047 for the Registrant's CIK.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2013.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The properties owned by the Registrant as of December 31, 2013 are as follows:

		Description
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Percent Ownership	Occupancy at 12/31/2013	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Eagle Lake Business Center IV is 100% leased to a single tenant whose lease expires July 31, 2015.

Warehouse Distribution Center:

435 Park Court	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000

435 Park Court is 100% leased to a single tenant whose lease expires September 30, 2017.  Tenant has two options to renew its lease for a period of five years each.

Investment in Sentinel Omaha LLC:
13 garden apartment properties and one high-rise apartment property	10 U.S. markets	n/a	4,430	n/a	Sept. 07	30%	93%	n/a

Additional information regarding properties owned by the Registrant:

	2013	2012	2011		2010	2009

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%		100.00%	100.00%	100.00%
435 Park Court (c)	100.00%	100.00%		100.00%	100.00%	100.00%
175 Ambassador Drive (d) (f)	n/a	n/a		n/a	100.00%	100.00%
Investment in Sentinel Omaha, LLC (e)	90.00%	90.00%		91.00%	92.00%	89.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (g)	$15	$15		$15	$16	$15
435 Park Court (c)(g)	$6	$6		$6	$6	$6
175 Ambassador Drive (d) (f) (g)	n/a	n/a	$	n/a	$4	$4
Investment in Sentinel Omaha, LLC (e) (h)	$8,152	$7,975		$7,707	$7,381	$7,320

(a)	For period of ownership.
(b)	Property was purchased June 12, 2002.
(c)	Property was purchased on October 5, 2005.
(d)	Property was purchased on November 28, 2006.
(e)	Investment was purchased September 2007
(f)	Property was sold December 3, 2010.
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

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner.  There is no public market for the Units and it is not anticipated that any such public market will develop.  The number of Unit holders as of December 31, 2013 was 2,581.

 At various times, the Registrant has generated and distributed cash to the Unit holders.  In view of the continuing economic downturn and constricting capital markets, the Registrant did not declare a distribution for 2013, 2012 or 2011.  Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
		(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$2,509	$2,470	$2,501	$2,612	$2,582

Operating Expenses, Less Depreciation and Amortization	(3,067)	(3,025)	(2,995)	(3,161)	(3,222)
Depreciation and Amortization	(545)	(550)	(532)	(493)	(497)

Loss from Operations	(1,103)	(1,105)	(1,026)	(1,042)	(1,137)
Equity in Net (Loss) of Investment	1,669	(3,346)	(763)	(416)	(18,326)
Reserve for Value of Investment	(1,669)	(3,346)	763	416	(4,525)

(Loss) from Continuing Operations	(1,103)	(1,105)	(1,026)	(1,042)	(23,988)

(Loss) Income from Discontinued Operations	-	-	(2)	465	384

(Loss) on Sale of Investments in Real Estate	-	-	-	(46)	-

Net (Loss)	$(1,103)	$(1,105)	$(1,028)	$(623)	$(23,604)

(Loss) from Continuing Operations per Unit of Partnership Interest:	$(142)	$(143)	$(132)	$(134)	$(3,094)

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$162124	$16,634	$17,129	$17,602	$18,092
Real Estate Assets Held for Sale	$-	$-	$-	$-	$19,542
Other Assets in Discontinued Operations	$-	$-	$-	$-	$41
Total Assets	$17,482	$17,740	$18,202	$30,603	$37,895
Mortgage Note and Unsecured Loan Payable	$19,967	$19,983	$20,070	$32,000	$32,000
Mortgage Note in Discontinued Operations	$-	$-	$-	$-	$6,635
Other Liabilities in Discontinued Operations	$-	$-	$-	$-	$138
Partners' (Deficit) Capital	$(4,900)	$(3,797)	$(2,691)	$(1,663)	$(1,040)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership engaged in acquiring, operating and holding for investment a varying portfolio of real estate interests.  The Registrant's initial public offering was in 1971, the year it began operations.  As of December 31, 2013, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution center in Lino Lakes, Minnesota.  The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2013 owns 14 multifamily properties in 10 markets.  Omaha is an affiliate of the Registrant's general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2013.

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

Registrant's wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017.  The tenant's base rent is fixed and there are no increases scheduled to the initial lease expiration.  The tenant has two options to renew its lease for five years each at a yet undetermined market rate, although there is no assurance the tenant will renew.  Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Registrant's wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until July 31, 2015.  The tenant pays fixed base rent which increases 3% each year.  The tenant has no renewal options available and there is no assurance the tenant will renew its lease.  The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.  Sentinel Omaha LLC's portfolio consists of 13 garden apartment properties and one high rise apartment property.  Leases are generally one year or less.  Tenants generally pay fixed rent plus utilities used by tenant.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value.  Due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a decrease in the value of its portfolio of approximately $114,452,000 (-21%) during 2008 to 2011.  For 2012, Omaha reported a minimal decrease in value of $6,000,000 (-2%) due to a significant decline in value in certain markets where the properties' occupancy was greatly affected primarily by deployments of troops from nearby military bases.  During 2013, Omaha reported a slight increase in the value of its portfolio of $3,900,000 (1.5%).  The total real estate portfolio value of $267,600,000 as of December 31, 2013 consists of the same properties which made up Omaha's portfolio as of December 31, 2012 less the four properties Omaha sold during 2013.  During 2013, Omaha sold its properties located in Phoenix, AZ, Ocala, FL, Jacksonville, NC and one of its properties located in Daytona, FL.  Omaha used the proceeds from the sales to pay down its loan obligations.  On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017.  The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2013 and 2012.

Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant's share of the net loss from Omaha exceeded Registrant's remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero.  During 2013, Omaha reported net income of $6,742,317 of which Registrant's share was $2,022,695.  However, for 2013, Registrant's share of the net income from Omaha was reduced for the unrecognized loss from 2012 of $353,743.  For the year 2013, the Registrant's interest in the net investment income and realized loss from the sale of property of Omaha was $1,776,592 and ($7,761,115), respectively.  In addition, Registrant's interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $8,007,218 for 2013.

For the year 2012, the Registrant's interest in the net investment income and realized loss from the sale of property of Omaha was $1,489,869 and ($1,371,927), respectively.  In addition, Registrant's interest in the net unrealized depreciation of real estate properties, mortgages, and interest rate protection agreements was ($3,818,130) for 2012.

For the year 2011, the Registrant's interest in the net investment income and realized loss from the sale of properties of Omaha was $1,270,463 and ($2,446,673), respectively.  In addition, Registrant's interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $413,578 for 2011.

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

Estimated fair value is based on the criteria outlined in Financial Accounting Standards Board Accounting Standard Codification No. 820-10, "Fair Value Measurements and Disclosures" (ASC 820-10).  ASC 820-10 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820-10 are described below:

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

Further, the investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha's operations and therefore control does not vest in the Registrant.  Were the Registrant deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

The Registrant's general partner does not believe that any recently adopted accounting pronouncements by the Financial Accounting Standards Board will have a material impact on the Registrant's current or future consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, the Registrant's contractual obligations consisted of mortgage notes and unsecured loan payable.  Principal payments under the mortgage notes and Loan Agreement are due as follows:

For the year ending December 31,

2014	$3,967,009
2015	10,000,000
2016	-
2017	-
2018	6,000,000
Thereafter	-

Total	$19,967,009

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, Registrant had cash and cash equivalents of approximately $624,000 as compared to approximately $403,000 as of December 31, 2012.   Cash and cash equivalents increased due to cash generated by operating activities at Registrant's two wholly owned properties partially offset by capital improvement costs paid and a partial pay down of the Note A due to the Holder.

Currently, Registrant's only source of cash is rental income received from the two tenants each of whom lease 100% of the Registrant's two wholly owned properties.  The tenants either pay directly or reimburse Registrant for the real estate taxes, insurance and most of the properties' operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant's Note A, capital improvements and partnership administrative expenses.  A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves.  As part of Registrant and the Holder restructuring the Unsecured Debt in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to release the space at either of Registrant's wholly owned properties.

Total outstanding debt at December 31, 2013 consisted of a $10,000,000 non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,967,009 under a new loan agreement which replaced the unsecured debt.  On April 29, 2011, the Holder and Registrant executed a new Loan Agreement.  The new loan agreement consists of Note A in the current amount of $3,967,009 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018.  Registrant has two 1-year options to extend the maturity of Note A as long as a) both wholly owned properties are 100% leased to the current tenants and b) Registrant is not in default of its obligations under the terms of the Notes.  See Note 6 to the Consolidated Financial Statement, Registrant's Form 8-K dated April 29, 2011 and Item 1A. Debt Servicing and Financing. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition.  Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

The downturn in the debt market had led to a significant slowing of the national economy during 2008 to 2011. Companies had contracted or gone out of business which led to an increase in unemployment, significantly in tertiary markets where Omaha owns multifamily properties.  In 2012 and 2013 most of the markets where Omaha has properties had reported an improvement in employment and job growth although only a small improvement.  This combined with a decline in apartment development has led to an increase in average physical and economic occupancy in the Omaha portfolio.  Although the two remaining commercial properties owned by the Registrant are 100% occupied, the aforementioned economic slowdown had increased the risk that one or both tenants could default on their lease.  The national industrial market improved in 2012 and 2013, however, Registrant may still require a longer time period to replace one of the tenants at its properties should a default occur or should either or both of the tenants not renew their leases at the end of the lease term.

Registrant did not pay a distribution in 2013.  There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the new Loan Agreement are outstanding, Registrant is precluded from making distributions to its Unit holders.

The Registrant's properties are expected to generate sufficient cash flow to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future. However, Registrant's mortgage related to its property in Lino Lakes, MN is due to mature in 2015.  The current balance and the maturity balance is $10,000,000.  At that time, the sole tenant's lease will have only two years remaining on its term.  Also Note A due to the Holder, which has a current outstanding balance of $3,967,009 will mature in 2016.  There is no assurance that Registrant will be able to extend or refinance either debt on acceptable terms.   If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose with a consequent loss of income and asset value to the Registrant.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
2013 VS. 2012

Total revenues from continuing operations increased 39,000 to approximately $2,509,000 in 2013 from approximately $2,470,000 in 2012 due to higher rental income, other income and interest income on short term investments.  Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV.  Real estate tax and operating expense reimbursements from Eagle Lake IV were higher in 2013 due to higher operating expenses.  The increase in interest income is due to higher cash funds available for short term investment during 2013.

The Registrant reported a net loss from continuing operations of approximately $1,103,000 in 2013, a slight decrease of $2,000 as compared to a net loss from continuing operations of approximately $1,105,000 in 2012. The decrease from continuing operations was due to higher total revenues partially offset by higher total expenses. Total expenses from continuing operations for 2013 increased $38,000 to approximately $3,613,000 from approximately $3,575,000 in 2012, due to increases in real estate taxes of $27,000, increases in repairs and maintenance of $46,000 and utilities of $17,000 partially offset by lower administrative expense of $30,000. Repairs and maintenance expense increased at Eagle Lake IV due to higher snow removal costs and repairs to the parking lot.  Utilities expense increased at Eagle Lake IV due to higher water and sewer costs.  Administrative expense decreased due to lower tax and investor reporting costs.

Registrant's equity interest in the net income of Omaha was approximately $2,023,000 for 2013.  During 2012, Registrant recorded its share of the net loss reported by Omaha but only to the extent that the investment was reduced to zero.  During 2013, Registrant reduced the net income reported by Omaha by the amount of the unrecorded loss from 2012 of $353,743 to a net income reported of approximately $1,669,000.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid.  As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2013 and 2012.  Equity in net income of investments increased $5,723,000, to an income of approximately $2,023,000 for 2013 compared to a loss of approximately $3,700,000 for 2012. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $114,452,000 (-21%) during 2008 to 2011.  For 2012, Omaha reported a minimal decrease in value of $6,000,000 (-2%) due to a significant decline in value in certain markets where the properties' occupancy was greatly affected primarily by deployments of troops from nearby military bases.  During 2013, Omaha reported a slight increase in the value of its portfolio of $3,900,000 (1.5%).

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $16,000, to approximately $896,000 in 2013 compared with approximately $880,000 in 2012.  Net income, which includes deductions for depreciation, decreased $41,000, to approximately $439,000 in 2013 from approximately $480,000 in 2012. The property has been 100% leased and occupied by the same single tenant for both years.  The increase in total revenue was due to higher scheduled rent collected from the tenant partially offset by a decrease in expense reimbursements collected from the tenant.  Operating expense reimbursements were lower in 2013 due to lower tenant charges for operating costs incurred in 2013.  The decrease in net income was due to the increase in operating expenses partially offset by an increase in revenues. The increase in operating expenses was primarily due to increases in repairs costs of $40,000 and utilities of $17,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 3rd quarter of 2013 of 10.8% which is lower than the 13.5% reported for the 3rd quarter of 2012 according to a research report by Cushman and Wakefield. Space absorption in the Minneapolis-St. Paul industrial market was lower for the 12 months ended September 2013 at 1,238,000 square feet vs. 1,693,000 for the 12 months ended September 2012. Rental rates decreased slightly to an average of $4.33 per square foot per annum vs. $4.40 for 2012.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased $23,000, to approximately $1,613,000 in 2013 compared with approximately $1,590,000 in 2012 due to higher expense reimbursements. Rental income remained the same in 2013 as compared to 2012.  Net income, which includes deductions for depreciation and mortgage interest expense, decreased $4,000, to approximately $174,000 in 2013 from approximately $178,000 in 2012. The property has been 100% leased and occupied by the same single tenant for both years.  The decrease in net income was primarily due to an increase in operating expenses partially offset by an increase in revenues.  Real estate tax expense increased by approximately $23,000 in 2013 while real estate operating expenses increased by approximately $4,000.

The Minneapolis-St. Paul industrial market reported a vacancy rate for the 3rd quarter of 2013 of 10.8% which is lower than the 13.5% reported for the 3rd quarter of 2012 according to a research report by Cushman and Wakefield. Space absorption in the Minneapolis-St. Paul industrial market was lower for the 12 months ended September 2013 at 1,238,000 square feet vs. 1,693,000 for the 12 months ended September 2012. Rental rates decreased slightly to an average of $4.33 per square foot per annum vs. $4.40 for 2012.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest.  The Registrant's investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs.  Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2013 Omaha sold its multifamily property in Phoenix, Arizona, its multifamily property in Ocala, Florida, its multifamily property in Jacksonville, North Carolina and one of its multifamily properties in Daytona, Florida to further its continuing goal of reducing the level of its debt obligations.  During 2012 Omaha sold one multifamily property in Tampa, Florida.  During 2011 Omaha sold one multifamily property in High Point, North Carolina, one multifamily property in Greensboro, North Carolina and one multifamily property in Columbus, Ohio.

Total revenues for 2013 were approximately $39,179,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $5,922,000.  Major expenses included $12,261,000 of interest expense, $3,729,000 for repairs and maintenance, $5,461,000 for payroll and $4,259,000 for real estate taxes.  In addition, Omaha reported a realized loss on the sale of four multifamily properties and the satisfaction of their related mortgages of $25,871,000 and net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $26,691,000.  For the year 2013, the Registrant's equity interest in the income of Omaha was approximately $2,023,000.

MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
2012 VS. 2011

Total revenues from continuing operations decreased $31,000 to approximately $2,470,000 in 2012 from approximately $2,501,000 in 2011 due to lower other income and lower interest income on short term investments partially offset by higher rental income.  Real estate tax and operating expense reimbursements from Eagle Lake IV were lower in 2012 due to lower operating expenses.  Other rental income decreased due to lower real estate tax and operating expense reimbursements at the Eagle Lake IV property partially offset by higher real estate tax reimbursements at Lino Lakes.  The increase in real estate tax reimbursement at Lino Lakes was due to higher real estate tax expense. The decrease in interest income is due to lower cash funds available for short term investment during 2012.  Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV.

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

Registrant's equity interest in the net loss of Omaha was approximately $3,700,000.  However, Registrant continued to reserve 100% of the reported value of Omaha on its balance sheet.  The reserve for value was adjusted in conjunction with recording the loss from equity for 2012 but only to the extent that the investment was reduced to zero.  Registrant reported a net zero loss from equity in investment in Omaha for 2012.  Equity in net loss from investments declined $2,921,000 to a loss of approximately $3,700,000 for 2012 from a loss of approximately $779,000 for 2011.  For 2012, Registrant's share of the net loss from Omaha exceeded Registrant's remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero.

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

Investments

Total revenues reported by Omaha for 2012 were approximately $42,539,000.  Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $4,966,000.  Major expenses included $14,566,000 of interest expense, $4,238,000 for repairs and maintenance, $6,090,000 for payroll and $4,195,000 for real estate taxes.  In addition, Omaha reported a realized loss on the sale of one multifamily properties and the satisfaction of its related mortgage of $4,573,000 and net unrealized depreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $12,727,000.  For the year 2012, the Registrant's equity interest in the loss of Omaha was approximately $3,700,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 23 through 34 of this Annual Report on Form 10-K.  Supplementary financial information required by this item is contained herein on pages 35 through 36 of this report.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,648,009	18,581,164
Less - accumulated depreciation	(4,420,952)	(3,931,815)
	16,212,057	16,634,349

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $1,668,952 and $- at December 31, 2013 and 2012, respectively	-	-
	16,212,057	16,634,349

Other Assets -
Cash and cash equivalents	624,191	402,874
Cash in escrow	500,144	500,084
Other	146,042	202,806

Total assets	$17,482,434	$17,740,113

Liabilities:
Mortgage note and unsecured loan payable	$19,967,009	$19,983,464
Accounts payable	364,346	238,811
Tenant security deposits	115,223	112,425
Accrued expenses	1,935,870	1,202,188

Total liabilities	22,382,448	21,536,888

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(4,880,946)	(3,777,849)
General partner - 1 unit	(19,068)	(18,926)

Total partners' deficit	(4,900,014)	(3,796,775)

Total liabilities and partners' deficit	$17,482,434	$17,740,113

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2013	2012	2011
Revenues:
Base rental income	$1,791,143	$1,765,696	$1,748,901
Other rental income	717,771	704,066	721,849
Interest on short-term investments and other	360	91	30,156

Total revenues	2,509,274	2,469,853	2,500,906

Expenses:
Real estate operating expenses	465,085	431,796	456,646
Interest on mortgage notes and unsecured loan payable	1,084,261	1,091,904	1,085,761
Depreciation and amortization	545,223	550,379	532,108
Real estate taxes	511,460	484,254	496,015
Management fees	857,041	858,926	756,013
Other	149,443	157,987	199,999

Total expenses	3,612,513	3,575,246	3,526,542

Loss from operations	(1,103,239)	(1,105,393)	(1,025,636)

Equity in net loss of investment	1,668,952	(3,346,444)	(762,632)

Reserve for value of investment	(1,668,952)	3,346,444	762,632

Loss from continuing operations	(1,103,239)	(1,105,393)	(1,025,636)

(Loss) income from discontinued operations	-	-	(2,305)

Net loss	(1,103,239)	(1,105,393)	(1,027,941)

Loss allocated to general partner	(142)	(143)	(133)

Loss allocated to limited partners	$(1,103,097)	$(1,105,250)	$(1,027,808)

(Loss) earnings per unit of limited partnership interest (basic and diluted)

Continuing operations	$(142.30)	$(142.58)	$(132.29)

Discontinued operations (including loss on sale)	$-	$-	$(0.30)

Net loss	$(142.30)	$(142.58)	$(132.59)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
For the years ended December 31, 2013, 2012 and 2011

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2011	7,753	$119,968,973	$(111,721,586)	$(9,892,178)	$(1,644,791)
Net loss for the year	-	-	-	(1,027,808)	(1,027,808)
Balance, December 31, 2011	7,753	119,968,973	(111,721,586)	(10,919,986)	(2,672,599)
Net loss for the year	-	-	-	(1,105,250)	(1,105,250)
Balance, December 31, 2012	7,753	119,968,973	(111,721,586)	(12,025,236)	(3,777,849)
Net loss for the year	-	-	-	(1,103,097)	(1,103,097)
Balance, December 31, 2013	7,753	$119,968,973	$(111,721,586)	$(13,128,333)	$(4,880,946)

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2011	1	$10,000	$(26,364)	$(286)	$(18,650)
Net loss for the year	-	-	-	(133)	(133)
Balance, December 31, 2011	1	10,000	(26,364)	(2,419)	(18,783)
Net loss for the year	-	-	-	(143)	(143)
Balance, December 31, 2012	1	10,000	(26,364)	(2,562)	(18,926)
Net loss for the year	-	-	-	(143)	(142)
Balance, December 31, 2013	1	$10,000	$(26,364)	$(2,704)	$(19,068)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011

Cash Flows From Operating Activities:
Net loss	$(1,103,239)	$(1,105,393)	$(1,027,941)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss on sale of investment in real estate property	-	-	-
Equity in net income (loss) of investment	(1,668,952)	3,346,444	762,632
Reserve for fair value of investment	1,668,952	(3,346,444)	(762,632)
Depreciation and amortization	545,223	550,379	532,108
Net decrease in operating assets	678	513	2,636

Net decrease in operating assets in discontinued operation	-	-	-
Net increase (decrease) in accounts payable	125,535	(12,213)	91,658
Net increase in tenant security deposits	2,798	2,798	2,797
Net increase in accrued expenses	733,682	739,229	462,959

Net (decrease) in operating liabilities in discontinued operation	-	-	-

Net cash provided by operating activites	304,677	175,313	64,217

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(60)	(50)	(34)
Payment to capital reserve escrow acount	-	-	(500,000)
Capital (additions) reimbursements to real estate owned	(66,845)	-	(20,646)

Net cash (used in) provided by investing activites	(66,905)	(50)	(520,680)

Cash Flows From Financing Activities:
Repayment of mortgage and unsecured notes payable	(16,455)	(86,106)	(11,930,430)
Payment of deferred financing cost	-	-	(231,490)

Net cash (used in) financing activities	(16,455)	(86,106)	(12,161,920)

Net change in cash and cash equivalents	221,317	89,157	(12,618,383)

Cash and cash equivalents at beginning of year	402,874	313,717	12,932,100

Cash and cash equivalents at end of year	$624,191	$402,874	$313,717

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$784,261	$786,904	$886,922

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

(d)	Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership's long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2013 is estimated to be fully realizable.

(e)	Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.

(f)	For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

(g)	The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value. Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes. Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change. (see Note 5)

(h)	Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less. Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants. Tenant leases at the industrial flex and warehouse distribution properties have terms that exceed one year. Rental income at the industrial flex and warehouse distribution properties is recognized on a straight-line basis over the terms of the leases.

(i)	Gains on sales of investments in real estate are recognized in accordance with accounting principles generally accepted in the United States of America applicable to sales of real estate which require minimum levels of initial and continuing investment by the purchaser, and certain other tests be met, prior to the full recognition of profit at the time of the sale. When the tests are not met, gains on sales are recognized on either the installment or cost recovery methods.

(j)	Each partner is individually responsible for reporting its share of the Partnership's taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for Federal, state or local income taxes.

(k)	Net income per unit of partnership interest has been computed based on the weighted average number of units of partnership interest outstanding during each year. There were no potentially dilutive securities outstanding during each year.

(l)	The Partnership is engaged in only one industry segment, real estate investment, and therefore information regarding industry segments is not applicable and is not included in these consolidated financial statements.

(2) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $857,041, $858,926 and $756,013 for the years ended December 31, 2013, 2012, and 2011, respectively. Of the amounts earned in 2013, 2012 and 2011, $430,618 and $437,293, respectively has been deferred while the obligations under the Loan Agreement are outstanding.  The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2013, and 2012. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2013, 2012 or 2011.

(3) INVESTMENTS IN REAL ESTATE

During 2013 and 2012, the Partnership owned an industrial flex property in Maple Grove, Minnesota and a warehouse distribution property in Lino Lakes, Minnesota.

The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2013 and 2012:

				Real Estate at Cost
Type	No. of Prop.	Year of Acquisition	Description	12/31/13	12/31/12

Industrial flex property	1	2002	60,345	$5,336,973	$5,270,128

Warehouse distribution property	1	2005	226,000	15,296,036	15,296,036

Total cost				20,633,009	20,566,164

Less: Accumulated depreciation				(4,420,952)	(3,931,815)

Net book value				$16,212,057	$16,634,349

(4) REAL ESTATE HELD FOR SALE

During September 2010, the Partnership initiated marketing 175 Ambassador Drive, its industrial flex property located in Naperville, IL for sale. 175 Ambassador Drive was sold on December 3, 2010.  The results of operations from this property are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(5) INVESTMENT SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC ("Omaha").  Omaha is a real estate investment company which as of December 31, 2013 owns 14 multifamily properties in 10 markets.  Omaha is an affiliate of the Partnership's general partner.  The Omaha annual audited financial statements are filed as an exhibit to the Partnership's annual Form 10-K filed with the SEC.

With respect to its investment in Omaha, the Registrant elected to early adopt Accounting Standards Codification Topic 825.  Accordingly, the investment is presented at fair value.  Early adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Registrant's investment from its inception.

The following are the audited condensed financial statements (000's omitted) of Omaha as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2012.

Balance Sheet	2013	2012

Investment in real estate properties, at fair value	$267,600	$302,900
Other assets	9,996	7,056
Debt	(266,254)	(305,623)
Other liabilities	(5,779)	(5,512)
Members' equity (deficit)	$5,563	$(1,179)

Statement of Operations	2013	2012	2011

Rent and other income	$39,179	$42,539	$45,943
Real estate operating expenses	(20,070)	(22,526)	(24,463)
Other expenses	(13,187)	(15,047)	(17,245)
Net unrealized gains and (losses)	26,691	(12,727)	1,379
Net realized (losses)	(25,871)	(4,573)	(8,156)

Net income (loss)	$6,742	$(12,334)	$(2,542)

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

 Estimated fair value is based on the criteria outlined in Financial Accounting Standards Board Accounting Standard Codification No. 820-10, "Fair Value Measurements and Disclosures" (ASC 820-10).  ASC 820-10 established a "three-tier" valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820-10 are described below:

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

Further, the investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha's operations and therefore control does not vest in the Registrant.  Were the Partnership deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017.  The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017.  It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.  However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement.  Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid in full. As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2013 and 2012. Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012.  For 2012, Registrant's share of the net loss from Omaha exceeded Registrant's remaining unreserved equity investment as of December 31, 2011.  Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero. During 2013, Omaha reported net income of $6,742,317 of which Registrant's share was $2,022,695.  However, for 2013, Registrant's share of the net income from Omaha was reduced for the unrecognized loss from 2012 of $353,743.

(6) MORTGAGE NOTES AND UNSECURED LOAN PAYABLE
Mortgage notes payable consist of the following non-recourse first liens:

					Net Carrying Amount December 31,
Property	Interest Rate Rate	Maturity Date	Annual Installment Payments	Amount Due at Maturity	2013	2012

Mortgage note and unsecured loan payable:
Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A					3,967,009	3,983,464
Note B					6,000,000	6,000,000
					$19,967,009	$19,983,464

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

On April 29, 2011, the Holder of the unsecured credit facility and the Partnership executed a new Loan Agreement ("Loan Agreement") on the following terms:

1)	In connection with the execution of the Loan Agreement, the Partnership was required to make an immediate payment to Holder of $11,930,430, reducing the balance due under the unsecured credit facility to $10,069,570. The payment was made from proceeds resulting from the sale of 175 Ambassador Drive. Additional proceeds from the sale were used to pay Holder's legal and appraisal costs and to fund a reserve account for future tenant improvement and leasing costs, as needed. The remaining outstanding obligation in the amount of $10,069,570 was divided into two notes ("Note A" and "Note B;" together, the "Notes").

2)	Note A in the amount of $4,069,570 has a maturity of July 31, 2014. The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)	Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has 3 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until the Partnership's investment in Sentinel Omaha LLC ("Omaha") pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions.

4)	The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership's obligations under the Notes may be accelerated upon default.

5)	Until the Partnership's obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. During June 2013 and May 2012, the Partnership paid $16,455 and $ 86,106 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the years ended April 30, 2013 and 2012. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)	The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of December 31, 2013 and 2012, $1,126,703 and $693,020, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

7)	As additional security for the Partnership's payment of its obligations under the Loan Agreement, the Partnership, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement ("Eagle IV Security Agreement") and a Pledge Agreement ("Eagle IV Pledge Agreement") in favor of Holder. The Eagle IV Security Agreement provides Holder with a security interest on the Partnership's property located in Maple Grove, Minnesota ("Eagle IV") of up to $5,000,000. The Eagle IV Pledge Agreement pledges to Holder the Partnership's membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV. The Partnership has no other debt obligation secured by Eagle IV. The Loan Agreement also provides for a negative pledge on the Partnership's remaining properties and investments.
Scheduled principal payments on mortgage notes and unsecured loan payable are as follows:

2013	$3,967,009
2014	10,000,000
2015	-
2016	-
2017	6,000,000
Thereafter	-
Total	$19,967,009

(7) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year ended December 31, 2012	Revenues	Loss from Continuing Operations	Loss from Continuing Operations Per Unit	Equity Income (Loss) on Investment

First Quarter	$623,087	$(272,785)	$(35.18)	$2,207,401
Second Quarter	626,103	(296,015)	(38.18)	2,392,276
Third Quarter	629,145	(266,622)	(34.39)	(58,597)
Fourth Quarter	630,939	(267,817)	(34.55)	(2,872,128)

Year ended December 31, 2011

First Quarter	$639,952	$(280,521)	$(36.18)	$3,292,398
Second Quarter	642,766	(261,154)	(33.68)	(1,151,234)
Third Quarter	567,187	(318,227)	(41.04)	(5,487,608)
Fourth Quarter	619,948	(245,491)	(31.68)	-

(8) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net (loss) for financial reporting purposes to net (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2013	2012	2011

Net loss for financial reporting purposes	$(1,103,239)	$(1,105,393)	$(1,027,941)

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	2,758,177	727,932	913,791

Difference between tax and financial statement equity in net loss of investment	(8,773,783)	(3,529,185)	(4,673,857)

Accrued investment management fees, mortgage interest and partnership administrative costs not expensed for tax purposes	774,618	1,279,187	0

Difference between tax and financial statement depreciation	(15,451)	1,091	(15,831)

Net loss for Federal income tax reporting purposes	$(6,359,678)	$(2,626,368)	$(4,803,838)

Net ordinary loss for Federal income tax reporting purposes:	$(1,356,740)	$(1,982,373)	$(3,588,539)
Net capital (Sec. 1231) (loss) for Federal income tax reporting purposes:	(5,002,938)	(643,995)	(1,215,299)

	$(6,359,678)	$(2,626,368)	$(4,803,838)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2012 and 2011, the tax bases of the Partnership's assets and liabilities were approximately $16,333,404 and $17,953,793 of assets, and $22,382,448 and $21,536,888 of liabilities, respectively.

(9) MANAGEMENT SERVICES
Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2012, 2011 and 2010 billings to the Partnership amounting to $128,139, $129,919 and $124,482, respectively, and are included in real estate operating expenses.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership.  For its services, the affiliate is paid an annual fee, which aggregated $54,000, $9,000 and $-in 2012, 2011, and 2010, respectively, and is based upon the trust company's standard rate schedule.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership's financial instruments include cash, cash equivalents, and mortgage notes payable and unsecured loan. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.  Mortgage notes and unsecured loans payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral.  The fair value of the mortgage notes and unsecured loan payable is estimated to be $19,967,009 and $19,983,464 at December 31, 2012 and 2011, respectively.

(11) COMMITMENTS AND CONTINGENCIES
The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, certain of which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2012 are $1,844,537 for 2013; $1,615,523 for 2014; $1,241,688 for 2015; $931,266 for 2016; $- for 2017 and $0 for 2018.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager. In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

Should a default occur by Omaha on its unsecured credit facility, the lender would not have any recourse to the Partnership and will look solely to Omaha's membership interest in Sentinel White Plains LLC. Sentinel White Plains LLC is a wholly owned subsidiary of Sentinel Omaha LLC and holds the assets and liabilities of the Omaha properties through wholly owned single asset limited partnerships or limited liability companies.

(12) SUBSEQUENT EVENT
On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. The modification and extension, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE
ITEM 9A.	CONTROLS AND PROCEDURES

(a)	The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant's internal controls during the year ended December 31, 2013 that could significantly affect those controls subsequent to the date of evaluation.

(c)	Management's Report on Internal Control Over Financial Reporting

Registrant's management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Registrant to provide only management's report in this Annual Report.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	71	Director

Millie C. Cassidy	68	President & Director

David Weiner	78	Chief Executive Officer & Director

Martin Cawley	57	Vice President

Leland J. Roth	50	Treasurer

John H. Zoeller	54	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer.  He is a certified public accountant with over 32 years of real estate related financial, accounting and reporting experience.

ITEM 11.	EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	At December 31, 2013, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)	As of December 31, 2013, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 2,951 Units of Limited Partnership Interest, representing 38.06% of the outstanding number of Units on December 31, 2013. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on August 8, 2013, when the total number of Units held reached 38% of the outstanding number of Units.

(c)            During the year ended December 31, 2013, there were no changes in control of the Registrant or the General Partner.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement.  For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement.  The management fee amounted to $857,041, $858,926 and $756,013 for the years ended December 31, 2013, 2012, and 2011, respectively.  Of the amounts earned in 2013, 2012 and 2011, $430,618, $437,293 and $258,792, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2013 and 2012. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement.  No such amounts were due for the years ended December 31, 2013, 2012 or 2011.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant.  Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues.  The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies.  Fees charged by these affiliates totaled $128,139, $129,919 and $124,482 in 2013, 2012, and 2011, respectively.

in November 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which had been prepared by an unaffiliated company.  The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company.  Fees charged for 2013 and a part of 2012 were $54,000 and $9,000, respectively.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha.  For the years 2012, 2011 and 2010, the Registrant's equity interest in the net loss of Omaha was $2,023,000, ($3,700,000) and ($763,000), respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties.  A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant.  An affiliate of the General Partner is also the trustee of the land trust.  For its services, the affiliate was not paid an annual fee in 2013, 2012 or 2011.

Reference is made to Items 10 and 11, and Notes 2, 5 and 9 in the consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.	Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant's annual financial statements and review of financial statements included in the Partnership's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $115,000 for each of the years ended December 31, 2013 and 2012, respectively.

2.	Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2013 and 2012 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.	Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2013 and 2012, respectively. This work included reviewing year-end tax projections as well as the Registrant's tax returns prepared by the Registrant for the respective years.

4.	All Other Fees. No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5.	(i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of Registrant. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.

(ii) Not Applicable.

6.	Not Applicable.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant

Description	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$623,588

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	20,646

	$10,000,000	$1,985,000	$18,003,775	$19,988,775	$644,234

Column A		Column E		Column F

	Gross amount at which Carried at End of Year (Notes a & c)

Description	Land	Buildings and Improvements	Total	Accumulated Depreciation (Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,866,973	$5,336,973	$1,504,373

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	1,515,000	13,781,036	15,296,036	2,916,579

	$1,985,000	$18,648,009	$20,633,009	$4,420,952

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2012

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Operations is Computed

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$2000	Jun 2002	7 to 39 years

DISTRIBUTION CENTER
Minnesota -
Lino Lakes (435 Park Court)	$2004	Oct 2005	7 to 39 years

NOTES TO SCHEDULE III:

	2012	2011	2010

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$20,566,164	$20,566,164	$20,545,518
Additions -
Cost of improvements (reimbursements)	66,845	0	20,646

Deductions -
Sales	0	0	0

Balance at end of year	$20,633,009	$20,566,164	$20,566,164

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$3,931,815	$3,437,522	$2,943,492
Additions -
Depreciation expense for the year	489,137	494,293	494,030

Deductions -
Sales	0	0	0

	$4,420,952	$3,931,815	$3,437,522

(c) Aggregate cost basis for Federal income tax reporting purposes	$20,124,541	$20,057,696	$20,057,696

(d) Accumulated depreciation for Federal income tax reporting purposes	$5,061,514	$4,573,006	$4,102,568

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1)  Financial statements - The Registrant's 2013 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)	Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)           Exhibits -

Exhibit

No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: April 21, 2014	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: April 21, 2014	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	April 21, 2014
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	April 21, 2014
John H. Zoeller

Report of Independent Registered Public Accounting Firm

To the Partners
SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners' (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's general partner.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2014