Form 10-Q
period 2014-06-30
SB PARTNERS
filed 2014-08-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the six months ended June 30, 2014	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31

	Exhibit 32

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,648,009	18,648,009
Less - accumulated depreciation	(4,660,948)	(4,420,952)
	15,972,061	16,212,057

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $3,128,735 and $1,668,952 at June 30, 2014 and December 31, 2013, respectively	-	-
	15,972,061	16,212,057

Other Assets -
Cash and cash equivalents	687,783	624,191
Cash in escrow	500,169	500,144
Other	93,368	146,042

Total assets	$17,253,381	$17,482,434

Liabilities:
Mortgage note and unsecured loan payable	$19,953,036	$19,967,009
Accounts payable	266,925	364,346
Tenant security deposits	116,622	115,223
Accrued expenses	2,306,827	1,935,870

Total liabilities	22,643,410	22,382,448

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(5,370,898)	(4,880,946)
General partner - 1 unit	(19,131)	(19,068)

Total partners' deficit	(5,390,029)	(4,900,014)

Total liabilities and partners' deficit	$17,253,381	$17,482,434

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Base rental income	$453,464	$446,654	$904,644	$890,291
Other rental income	238,782	179,442	413,226	358,885
Interest on short-term investments	188	7	313	14

Total revenues	692,434	626,103	1,318,183	1,249,190

Expenses:
Real estate operating expenses	114,596	133,552	244,597	245,827
Interest on mortgage note and unsecured loan payable	271,472	270,290	541,060	540,083
Depreciation and amortization	134,020	136,330	268,040	272,613
Real estate taxes	122,865	127,863	245,730	255,730
Management fees	218,028	215,211	434,077	428,815
Other	37,185	38,872	74,694	74,922

Total expenses	898,166	922,118	1,808,198	1,817,990

Loss from operations	(205,732)	(296,015)	(490,015)	(568,800)

Equity in net income of investment	854,900	2,392,276	1,459,783	4,599,676

Reserve for value of investment	(854,900)	(2,392,276)	(1,459,783)	(4,599,676)

Net loss	(205,732)	(296,015)	(490,015)	(568,800)

Loss allocated to general partner	(27)	(38)	(63)	(73)

Loss allocated to limited partners	$(205,705)	$(295,977)	$(489,952)	$(568,727)

Loss per unit of limited partnership interest (basic and diluted)

Net loss	$(26.54)	$(38.18)	$(63.20)	$(73.37)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

For the six months ended June 30, 2014 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2014	7,753	$119,968,973	$(111,721,586)	$(13,128,333)	$(4,880,946)
Net loss for the period	-	-	-	(489,952)	(489,952)
Balance, June 30, 2014	7,753	$119,968,973	$(111,721,586)	$(13,618,285)	$(5,370,898)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2014	1	$10,000	$(26,364)	$(2,704)	$(19,068)
Net loss for the period	-	-	-	(63)	(63)
Balance, June 30, 2014	1	$10,000	$(26,364)	$(2,767)	$(19,131)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(490,015)	$(568,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) of investment	(1,459,783)	(4,599,676)
Reserve for fair value of investment	1,459,783	4,599,676
Depreciation and amortization	268,040	272,613
Net decrease in operating assets	24,629	24,736
Net (decrease) increase in accounts payable	(97,421)	17,291
Net increase in tenant security deposits	1,399	-
Net increase in accrued expenses	370,957	371,642

Net cash provided by operating activites	77,589	117,482

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(24)	-
Capital additions to real estate owned	-	(74,539)

Net cash (used in) investing activites	(24)	(74,539)

Cash Flows From Financing Activities:
Repayment of unsecured note payable	(13,973)	(16,455)

Net cash (used in) financing activities	(13,973)	(16,455)

Net change in cash and cash equivalents	63,592	26,488

Cash and cash equivalents at beginning of year	624,191	402,874

Cash and cash equivalents at end of year	$687,783	$429,362

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$391,060	$390,083

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2013.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2014, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2014 and December 31, 2013:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2014	12/31/2013

Industrial flex property	1	2002	60,345 sf	$5,336,973	$5,336,973

Warehouse distribution property	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,633,009	20,633,009

Less: Accumulated depreciation				(4,660,948)	(4,420,952)

Investment in real estate				$15,972,061	$16,212,057

(3)    INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2014 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2014 and December 31, 2013.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2014	December 31, 2013

Investment in real estate, net	$271,300	$267,600
Other assets	15,079	9,996
Debt	(272,104)	(266,254)
Other liabilities	(3,846)	(5,779)
Member's equity	$10,429	$5,563

(Unaudited)
Statement of Operations	June 30, 2014

Rent and other income	$19,234
Real estate operating expenses	(9,940)
Other expenses	(5,306)
Net unrealized income	878

Net income	$4,866

(4) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

       Mortgage note and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2014	2013

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A						3,953,036	3,967,009
Note B						6,000,000	6,000,000

						$19,953,036	$19,967,009

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

2)

Note A with a current balance of $3,953,036 has a maturity of July 31, 2014. The Partnership has two 1-year options to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. If extended, the Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full. On May 5, 2014, the Partnership sent notification to Holder to exercise its first option to extend the maturity date of Note A to July 31, 2015. Holder responded that there were no issues regarding the extension to July 31, 2015.

3)

Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of June 30, 2014 and December 31, 2013, $959,167 and $809,167, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)

The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

Until the Partnership’s obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves . On May 30, 2014, the partnership paid $13,973 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2014. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of June 30, 2014 and December 31, 2013, $1,347,660 and 1,126,703, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

General

The consolidated financial statements for the three and six months ended June 30, 2014 and 2013 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Registrant’s wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017. The tenant’s base rent is fixed and there are no increases scheduled during the initial lease period. The tenant has two options to renew its lease for five years each at a yet undetermined market rate. Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until July 31, 2015. The tenant pays fixed base rent which increases 3% each year. The tenant has no renewal options available. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from operations for the three months ended June 30, 2014 increased $66,000 to approximately $692,000 as compared to approximately $626,000 for the three months ended June 30, 2013. Total revenues increased due to increases in base rental income and increases in other income. Base rental income increased $6,000 to approximately $453,000 for the three months ended June 30, 2014 as compared to the same period in 2013 due to a scheduled increase in base rent at both of Registrant’s properties. Other income increased $60,000 to approximately $239,000 for the three months ended June 30, 2014 from approximately $179,000 for the same period in 2013 due to higher expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN partially offset by lower expense reimbursement from the tenant at Registrant’s property located in Lino Lakes, MN.

Total revenues from operations for the six months ended June 30, 2014 increased $69,000 to approximately $1,318,000 as compared to approximately $1,249,000 for the six months ended June 30, 2013. Total revenues increased due to increases in base rental income and increases in other income. Base rental income increased $15,000 to approximately $905,000 for the six months ended June 30, 2014 as compared to the same period in 2013 due to a scheduled increase in base rent at both of Registrant’s properties. Other income increased $54,000 to approximately $413,000 for the six months ended June 30, 2014 from approximately $359,000 for the same period in 2013 due to higher expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN partially offset by lower expense reimbursement from the tenant at Registrant’s property located in Lino Lakes, MN.

Net loss from operations decreased $90,000 to a loss of approximately $206,000 for the three months ended June 30, 2014, as compared to an approximate loss of $296,000 for the three months ended June 30, 2013 due to the aforementioned increase in total revenues combined with a decrease in total expenses. Total expenses from operations for the three months ended June 30, 2014, decreased $24,000 to approximately $898,000 from approximately $922,000 for the three months ended June 30, 2013. Total operating expenses decreased due to lower real estate operating expenses combined with lower real estate taxes. Operating expenses were lower due to lower repairs and maintenance costs at Registrant’s property located in Maple Grove, MN and lower partnership administrative costs. Real estate tax was lower at Registrant’s property located in Lino Lake, MN due to a lower tax assessment.

Net loss from operations decreased $79,000 to a loss of approximately $490,000 for the six months ended June 30, 2014, as compared to an approximate loss of $569,000 for the six months ended June 30, 2013 due to the aforementioned increase in total revenues combined with a decrease in total expenses. Total expenses from operations for the six months ended June 30, 2014, decreased $10,000 to approximately $1,808,000 from approximately $1,818,000 for the six months ended June 30, 2013. Total operating expenses decreased due to lower real estate operating expenses combined with lower real estate taxes. Operating expenses were lower due to lower partnership administrative costs. Real estate tax was lower at Registrant’s property located in Lino Lake, MN due to a lower tax assessment.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $120,452,000 (-23%) during 2008 to 2012. During 2013, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement. For 2013 Omaha reported a slight increase in the value of its portfolio of approximately $3,900,000. For the six months ended June 30, 2014, Omaha reported net income of approximately $4,866,000. Registrant’s share was approximately $1,460,000. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. The modification and extension, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.

However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of June 30, 2014 and December 31, 2013.

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

Liquidity and Capital Resources

As of June 30, 2014, the Registrant had cash and cash equivalents of approximately $688,000. These balances are approximately $64,000 higher than cash and cash equivalents held on December 31, 2013. Cash and cash equivalents increased during the six months ended June 30, 2014 due to cash flow generated from operating activities at Registrant’s two wholly owned properties partially offset by interest on Registrant’s loan and partnership expenses.

Currently, Registrant’s only source of cash is rental income received from two tenants who lease 100% of the leasable space at Registrant’s two wholly owned properties. The tenants either pay directly or reimburse Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant’s Note A, capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the Unsecured Debt in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to release the space at either of Registrant’s wholly owned properties if one or both of Registrant’s tenants default on their lease or fail to renew.

Total outstanding debt at June 30, 2014 consisted of a $10,000,000 long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,953,036 under a loan agreement with a bank. The loan agreement consists of Note A in the amount of $3,953,036 which matures July 2014 and Note B in the amount of $6,000,000 which matures April 2018. Registrant has two 1-year options to extend the maturity of Note A as long as (a) both wholly owned properties are 100% leased to the current tenants and (b) Registrant is not in default of its obligations under the terms of the Notes. On May 5, 2014, the Partnership sent notification to Holder to exercise its first option to extend the maturity date of Note A to July 31, 2015. Holder responded that there were no issues regarding the extension to July 31, 2015. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

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

The Registrant's properties are expected to generate sufficient cash flow to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the next 12 to 18 months. Following that period there is greater uncertainty regarding Registrant’s cash flow. Registrant’s wholly owned property located in Maple Grove, MN is 100% leased to a single tenant until July 2015. Registrant’s mortgage related to its property in Lino Lakes, MN is due to mature in October 2015.  The current balance and the maturity balance is $10,000,000. Also Note A due to the Holder, which has a current outstanding balance of $3,953,036, requires monthly amortization payments of $30,000 per month beginning April 2015. Either of the failure of the tenant to renew or failure to refinance the Lino Lakes mortgage combined with the required amortization payments on Note A could cause a significant drain on Registrant’s cash reserves in 18 to 24 months and impair Registrant’s ability to meet working capital requirements.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2014 increased $70,000 to approximately $293,000 as compared to approximately $223,000 for the three months ended June 30, 2013. The property reported higher base rental income and higher other income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $75,000 for the three months ended June 30, 2014 to approximately $184,000 from approximately $109,000 for the three months ended June 30, 2013 due primarily to the aforementioned increase in total revenues. Operating expenses were lower due to lower repair and maintenance costs.

Total revenues for the six months ended June 30, 2014 increased $78,000 to approximately $521,000 as compared to approximately $443,000 for the six months ended June 30, 2013. The property reported higher base rental income and higher other income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $68,000 for the six months ended June 30, 2014 to approximately $282,000 from approximately $214,000 for the six months ended June 30, 2013 due primarily to the aforementioned increase in total revenues. Operating expenses were higher due to higher repair and maintenance costs.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2014 decreased $4,000 to approximately $400,000 as compared to approximately $403,000 for the three months ended June 30, 2013. Total revenues were lower due to lower real estate tax expense reimbursement from the tenant partially offset by higher base rental income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Net income, which includes deductions for interest expense and depreciation, decreased $2,000 for the three months ended June 30, 2014 to approximately $43,000 from approximately $41,000 for the three months ended June 30, 2013 due to lower operating expenses partially offset by the aforementioned lower total revenues. Operating expenses decreased due to lower real estate tax expense as a result of a lower tax assessment.

Total revenues for the six months ended June 30, 2014 decreased $10,000 to approximately $797,000 as compared to approximately $807,000 for the six months ended June 30, 2013. Total revenues were lower due to lower real estate tax expense reimbursement from the tenant partially offset by higher base rental income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Net income, which includes deductions for interest expense and depreciation, decreased $2,000 for the six months ended June 30, 2014 to approximately $93,000 from approximately $91,000 for the six months ended June 30, 2013 due to lower operating expenses partially offset by the aforementioned lower total revenues. Operating expenses decreased due to lower real estate tax expense as a result of a lower tax assessment.

Investment in Sentinel Omaha, LLC

As of March 31, 2014, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets.

Comparison of three months ended June 30, 2014 to June 30, 2013:

Total revenues for the three months ended June 30, 2014 were approximately $9,679,000. Income before net unrealized income and net realized loss was approximately $2,157,000. Major expenses included approximately $2,399,000 for interest expense, $931,000 for repairs and maintenance, $1,347,000 for payroll and $1,147,000 for real estate taxes. Omaha reported a net unrealized income of approximately $692,000 resulting in net income of approximately $2,849,000. For the three months ended June 30, 2014, the Registrant’s equity interest in the income of Omaha was approximately $855,000. However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2014. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2014.

Total revenues for the three months ended June 30, 2013 were approximately $9,555,000. Income before net unrealized income and net realized loss was approximately $1,192,000. Major expenses included approximately $3,106,000 for interest expense, $990,000 for repairs and maintenance, $1,366,000 for payroll and $1,065,000 for real estate taxes. Omaha reported a net realized loss of ($2,670,000) and net unrealized income of approximately $9,452,000 resulting in net income of approximately $7,974,000. For the three months ended June 30, 2013, the Registrant’s equity interest in the income of Omaha was approximately $2,392,000.

Revenues increased from 2013 to 2014 primarily due to higher physical and economic occupancy partially offset by the sales by Omaha of two apartment properties in May 2013 and November 2013. Operating expenses were lower due to the aforementioned sales combined with lower interest expense. Interest expense was lower due to the lower float rate on Omaha’s unsecured loan and proceeds from the sale of properties was used to partially pay down the unsecured loan.

Comparison of six months ended June 30, 2014 to June 30, 2013:

Total revenues for the six months ended June 30, 2014 were approximately $19,234,000. Income before net unrealized income and net realized loss was approximately $3,988,000. Major expenses included approximately $4,804,000 for interest expense, $1,678,000 for repairs and maintenance, $2,699,000 for payroll and $2,236,000 for real estate taxes. Omaha reported a net unrealized income of approximately $878,000 resulting in net income of approximately $4,866,000. For the six months ended June 30, 2014, the Registrant’s equity interest in the income of Omaha was approximately $1,460,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2014. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2014.

Total revenues for the six months ended June 30, 2013 were approximately $19,954,000. Income before net unrealized income and net realized loss was approximately $2,581,000. Major expenses included approximately $6,487,000 for interest expense, $1,863,000 for repairs and maintenance, $2,917,000 for payroll and $2,164,000 for real estate taxes. Omaha reported a net realized loss of ($20,783,000) and net unrealized income of approximately $34,713,000 resulting in net income of approximately $16,511,000. For the six months ended June 30, 2013, the Registrant’s equity interest in the income of Omaha was approximately $4,953,000. However, Registrant reduced the net income reported from Omaha for the unrecognized loss of approximately $354,000 from 2012.

Revenues and operating expenses were lower for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to the sales by Omaha of three apartment properties in March 2013, May 2013 and November 2013. Operating expenses were also lower due to lower interest expense. Interest expense was lower due to the lower float rate on Omaha’s unsecured loan and proceeds from the sale of properties was used to partially pay down the unsecured loan.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2014 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.          Description

31.1               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 7, 2014	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 7, 2014	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer