Form 10-Q
period 2014-09-30
SB PARTNERS
filed 2014-11-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “small reporting company”.in Rule 12b-2 of the Exchange Act

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the nine months ended September 30, 2014	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31

	Exhibit 32

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets:
Investments -
Real estate, at cost
Land	$1,985,000	$1,985,000
Buildings, furnishings and improvements	18,648,009	18,648,009
Less - accumulated depreciation	(4,780,946)	(4,420,952)
	15,852,063	16,212,057

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $4,564,383 and $1,668,952 at September 30, 2014 and December 31, 2013, respectively	-	-
	15,852,063	16,212,057

Other Assets -
Cash and cash equivalents	773,450	624,191
Cash in escrow	500,181	500,144
Other	92,605	146,042

Total assets	$17,218,299	$17,482,434

Liabilities:
Mortgage note and unsecured loan payable	$19,953,036	$19,967,009
Accounts payable	241,759	364,346
Tenant security deposits	116,622	115,223
Accrued expenses	2,493,100	1,935,870

Total liabilities	22,804,517	22,382,448

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(5,567,061)	(4,880,946)
General partner - 1 unit	(19,157)	(19,068)

Total partners' deficit	(5,586,218)	(4,900,014)

Total liabilities and partners' deficit	$17,218,299	$17,482,434

  See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Base rental income	$469,079	$449,672	$1,373,723	$1,339,963
Other rental income	222,468	179,443	635,694	538,328
Interest on short-term investments	218	30	531	44

Total revenues	691,765	629,145	2,009,948	1,878,335

Expenses:
Real estate operating expenses	104,693	109,333	349,290	362,854
Interest on mortgage note and unsecured loan payable	270,511	270,690	811,571	810,773
Depreciation and amortization	134,020	136,306	402,060	408,919
Real estate taxes	122,865	127,864	368,595	383,594
Management fees	217,833	214,499	651,910	643,314
Other	38,032	37,075	112,726	111,997

Total expenses	887,954	895,767	2,696,152	2,721,451

Loss from operations	(196,189)	(266,622)	(686,204)	(843,116)

Equity in net income (loss) of investment	1,435,648	(58,597)	2,895,431	4,541,080

Reserve for value of investment	(1,435,648)	58,597	(2,895,431)	(4,541,080)

Net loss	(196,189)	(266,622)	(686,204)	(843,116)

Loss allocated to general partner	(25)	(34)	(89)	(109)

Loss allocated to limited partners	$(196,164)	$(266,588)	$(686,115)	$(843,007)

Loss per unit of limited partnership interest
(basic and diluted)

Net loss	$(25.30)	$(34.39)	$(88.51)	$(108.75)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

For the nine months ended September 30, 2014 (Unaudited)

Limited Partners:
	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2014	7,753	$119,968,973	$(111,721,586)	$(13,128,333)	$(4,880,946)
Net loss for the period	-	-	-	(686,115)	(686,115)
Balance, September 30, 2014	7,753	$119,968,973	$(111,721,586)	$(13,814,448)	$(5,567,061)

General Partner:
	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2014	1	$10,000	$(26,364)	$(2,704)	$(19,068)
Net loss for the period	-	-	-	(89)	(89)
Balance, September 30, 2014	1	$10,000	$(26,364)	$(2,793)	$(19,157)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(686,204)	$(843,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) of investment	(2,895,431)	(4,541,080)
Reserve for fair value of investment	2,895,431	4,541,080
Depreciation and amortization	402,060	408,919
Net decrease in operating assets	11,370	49,423
Net (decrease) in accounts payable	(122,587)	(11,944)
Net increase in tenant security deposits	1,399	-
Net increase in accrued expenses	557,230	554,581

Net cash provided by operating activites	163,268	157,863

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(36)	-
Capital additions to real estate owned	-	(66,845)

Net cash (used in) investing activites	(36)	(66,845)

Cash Flows From Financing Activities:
Repayment of unsecured note payable	(13,973)	(16,455)

Net cash (used in) financing activities	(13,973)	(16,455)

Net change in cash and cash equivalents	149,259	74,563

Cash and cash equivalents at beginning of year	624,191	402,874

Cash and cash equivalents at end of year	$773,450	$477,437

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$585,172	$585,773

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

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2013.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2014, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2014 and December 31, 2013:

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2014	12/31/2013

Industrial flex property	1	2002	60,345 sf	$5,336,973	$5,336,973

Warehouse distribution property	1	2005	226,000 sf	15,296,036	15,296,036

Total cost				20,633,009	20,633,009

Less: Accumulated depreciation				(4,780,946)	(4,420,952)

Investment in real estate				$15,852,063	$16,212,057

(3)    INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of September 30, 2014 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2014 and December 31, 2013.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2014	December 31, 2013

Investment in real estate, net	$275,400	$267,600
Other assets	10,161	9,996
Debt	(265,868)	(266,254)
Other liabilities	(4,478)	(5,779)
Member's equity	$15,215	$5,563

(Unaudited)
Statement of Operations	September 30, 2014

Rent and other income	$29,117
Real estate operating expenses	(14,933)
Other expenses	(7,990)
Net unrealized income	3,458

Net income	$9,652

(4) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

Mortgage note and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2014	2013

Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

Bank Loan (b):
Note A						3,953,036	3,967,009
Note B						6,000,000	6,000,000

						$19,953,036	$19,967,009

(a)	Annual installment payments include interest only.

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

3)

Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of September 30, 2014 and December 31, 2013, $1,034,167 and $809,167, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

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

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of September 30, 2014 and December 31, 2013, $1,458,933 and 1,126,703, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

General

The consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

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

The tenant at Registrant’s property located in Maple Grove has informed Registrant that it does not intend to lease the space for a long term period beyond the expiration in July 2015 but has requested a short term extension for 2 years only. Registrant is continuing discussions with the tenant regarding the terms of an extension but. there is no assurance the current tenant and Registrant will agree on terms for an extension beyond July 2015.

Results of Operations

Total revenues from operations for the three months ended September 30, 2014 increased $63,000 to approximately $692,000 as compared to approximately $629,000 for the three months ended September 30, 2013. Total revenues increased due to increases in base rental income and increases in other income. Base rental income increased $19,000 to approximately $469,000 for the three months ended September 30, 2014 as compared to the same period in 2013 due to a scheduled increase in base rent at both of Registrant’s properties. Other income increased $43,000 to approximately $222,000 for the three months ended September 30, 2014 from approximately $179,000 for the same period in 2013 due to higher expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN partially offset by lower expense reimbursement from the tenant at Registrant’s property located in Lino Lakes, MN.

Total revenues from operations for the nine months ended September 30, 2014 increased $132,000 to approximately $2,010,000 as compared to approximately $1,878,000 for the nine months ended September 30, 2013. Total revenues increased due to increases in base rental income and increases in other income. Base rental income increased $34,000 to approximately $1,374,000 for the nine months ended September 30, 2014 as compared to the same period in 2013 due to a scheduled increase in base rent at both of Registrant’s properties. Other income increased $98,000 to approximately $636,000 for the nine months ended September 30, 2014 from approximately $538,000 for the same period in 2013 due to higher expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN partially offset by lower expense reimbursement from the tenant at Registrant’s property located in Lino Lakes, MN.

Net loss from operations decreased $71,000 to a loss of approximately $196,000 for the three months ended September 30, 2014, as compared to an approximate loss of $267,000 for the three months ended September 30, 2013 due to the aforementioned increase in total revenues combined with a decrease in total expenses. Total expenses from operations for the three months ended September 30, 2014, decreased $8,000 to approximately $888,000 from approximately $896,000 for the three months ended September 30, 2013. Total operating expenses decreased due to lower real estate operating expenses combined with lower real estate taxes. Operating expenses were lower due to lower utility costs at Registrant’s property located in Maple Grove, MN. Real estate tax was lower at Registrant’s property located in Lino Lake, MN due to a lower tax assessment.

Net loss from operations decreased $157,000 to a loss of approximately $686,000 for the nine months ended September 30, 2014, as compared to an approximate loss of $843,000 for the nine months ended September 30, 2013 due to the aforementioned increase in total revenues combined with a decrease in total expenses. Total expenses from operations for the nine months ended September 30, 2014, decreased $25,000 to approximately $2,696,000 from approximately $2,721,000 for the nine months ended September 30, 2013. Total operating expenses decreased due to lower real estate operating expenses combined with lower real estate taxes. Operating expenses were lower due to lower utility costs at Registrant’s property located in Maple Grove, MN combined with lower partnership administrative costs. Real estate tax was lower at Registrant’s property located in Lino Lake, MN due to a lower tax assessment.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the mortgage crisis, stagnant real estate market and slowing economy, Omaha reported a write-down of the value of its real estate portfolio of approximately $120,452,000 (-23%) during 2008 to 2012. During 2013, capitalization rates for older properties in tertiary markets where Omaha owns most of its properties showed little improvement. For 2013 Omaha reported a slight increase in the value of its portfolio of approximately $3,900,000. For the nine months ended September 30, 2014, Omaha reported net income of approximately $9,652,000. Registrant’s share was approximately $2,895,000. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. The modification and extension, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR.

However, the aforementioned accrued interest will be forgiven each time Omaha pays the above mentioned required principal payment timely, as defined in the loan agreement. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of September 30, 2014 and December 31, 2013.

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

Liquidity and Capital Resources

As of September 30, 2014, the Registrant had cash and cash equivalents of approximately $773,000. These balances are approximately $149,000 higher than cash and cash equivalents held on December 31, 2013. Cash and cash equivalents increased during the nine months ended September 30, 2014 due to cash flow generated from operating activities at Registrant’s two wholly owned properties partially offset by interest on Registrant’s loan and partnership expenses.

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

Total outstanding debt at September 30, 2014 consisted of a $10,000,000 long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,953,036 under a loan agreement with a bank. The loan agreement consists of Note A in the amount of $3,953,036 whose maturity has been extended to July 2015 and Note B in the amount of $6,000,000 which matures April 2018. Registrant has one remaining 1-year option to extend the maturity of Note A as long as (a) both wholly owned properties are 100% leased to the current tenants and (b) Registrant is not in default of its obligations under the terms of the Notes. On May 5, 2014, the Partnership sent notification to Holder to exercise its first option to extend the maturity date of Note A to July 31, 2015. Holder responded that there were no issues regarding the extension to July 31, 2015. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on notes payable and accrued investment management fees.

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

The Registrant's properties are expected to generate sufficient cash flow to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the next 9 to 15 months. Following that period there is greater uncertainty regarding Registrant’s cash flow and reserves. Registrant’s wholly owned property located in Maple Grove, MN is 100% leased to a single tenant until July 2015. The tenant has informed Registrant that it does not intend to lease the space for a long term beyond the expiration in July 2015 but has requested a short term extension for 2 years only. There is no assurance the current tenant and Registrant will agree on terms for an extension beyond July 2015.

Registrant’s mortgage related to its property in Lino Lakes, MN is due to mature in October 2015. The current balance and the maturity balance is $10,000,000. Either of the failure of the existing tenant at the Maple Grove, MN property to renew or failure to refinance the Lino Lakes mortgage combined with the required amortization payments on Note A could cause a significant drain on or exhaust Registrant’s cash reserves in 15 to 21 months.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2014 increased $53,000 to approximately $279,000 as compared to approximately $226,000 for the three months ended September 30, 2013. The property reported higher base rental income and higher other income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $63,000 for the three months ended September 30, 2014 to approximately $181,000 from approximately $119,000 for the three months ended September 30, 2013 due primarily to the aforementioned increase in total revenues. Operating expenses were lower due to lower utility costs.

Total revenues for the nine months ended September 30, 2014 increased $132,000 to approximately $800,000 as compared to approximately $668,000 for the nine months ended September 30, 2013. The property reported higher base rental income and higher other income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Other income was higher due to an increase in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $132,000 for the nine months ended September 30, 2014 to approximately $464,000 from approximately $332,000 for the nine months ended September 30, 2013 due primarily to the aforementioned increase in total revenues. Total operating expenses were approximately the same as higher real estate taxes and repair and maintenance costs were offset by lower utility costs and depreciation costs.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2014 increased $9,000 to approximately $412,000 as compared to approximately $403,000 for the three months ended September 30, 2013. Total revenues were higher due to higher base rental income partially offset by lower real estate tax expense reimbursement from the tenant. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Net income, which includes deductions for interest expense and depreciation, increased $13,000 for the three months ended September 30, 2014 to approximately $53,000 from approximately $40,000 for the three months ended September 30, 2013 due to lower operating expenses combined with the aforementioned higher total revenues. Operating expenses decreased due to lower real estate tax expense as a result of a lower tax assessment.

Total revenues for the nine months ended September 30, 2014 decreased slightly to approximately $1,209,000 as compared to approximately $1,210,000 for the nine months ended September 30, 2013. Total revenues were slightly lower due to lower real estate tax expense reimbursement from the tenant offset by higher base rental income. Base rental income was higher in 2014 as the tenant received a scheduled rent increase. Net income, which includes deductions for interest expense and depreciation, increased $15,000 for the nine months ended September 30, 2014 to approximately $146,000 from approximately $131,000 for the nine months ended September 30, 2013 due to lower operating expenses. Operating expenses decreased due to lower real estate tax expense as a result of a lower tax assessment.

Investment in Sentinel Omaha, LLC

As of September 30, 2014, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets.

Comparison of three months ended September 30, 2014 to September 30, 2013:

Total revenues for the three months ended September 30, 2014 were approximately $9,861,000. Income before net unrealized income and net realized loss was approximately $2,206,000. Major expenses included approximately $2,416,000 for interest expense, $922,000 for repairs and maintenance, $1,252,000 for payroll and $1,130,000 for real estate taxes. Omaha reported a net unrealized income of approximately $2,580,000 resulting in net income of approximately $4,786,000. For the three months ended September 30, 2014, the Registrant’s equity interest in the income of Omaha was approximately $1,436,000. However, Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2014. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended September 30, 2014.

Total revenues for the three months ended September 30, 2013 were approximately $9,532,000. Income before net unrealized income and net realized loss was approximately $990,000. Major expenses included approximately $3,085,000 for interest expense, $937,000 for repairs and maintenance, $1,223,000 for payroll and $1,069,000 for real estate taxes. Omaha reported net unrealized loss of approximately ($1,185,000) resulting in a net loss of approximately ($195,000). For the three months ended September 30, 2013, the Registrant’s equity interest in the income of Omaha was approximately ($59,000).

Revenues increased from 2013 to 2014 primarily due to higher physical and economic occupancy partially offset by the sale by Omaha of one apartment property in November 2013. Operating expenses were lower due to the aforementioned sale combined with lower interest expense. Interest expense was lower due to the lower float rate on Omaha’s unsecured loan and proceeds from the sale of properties was used to partially pay down the unsecured loan.

Comparison of nine months ended September 30, 2014 to September 30, 2013:

Total revenues for the nine months ended September 30, 2014 were approximately $29,117,000. Income before net unrealized income and net realized loss was approximately $6,194,000. Major expenses included approximately $7,220,000 for interest expense, $2,599,000 for repairs and maintenance, $3,952,000 for payroll and $3,359,000 for real estate taxes. Omaha reported a net unrealized income of approximately $3,458,000 resulting in net income of approximately $9,652,000. For the nine months ended September 30, 2014, the Registrant’s equity interest in the income of Omaha was approximately $2,895,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2014. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended September 30, 2014.

Total revenues for the nine months ended September 30, 2013 were approximately $29,486,000. Income before net unrealized income and net realized loss was approximately $3,571,000. Major expenses included approximately $9,572,000 for interest expense, $2,799,000 for repairs and maintenance, $4,140,000 for payroll and $3,234,000 for real estate taxes. Omaha reported a net realized loss of ($20,783,000) and net unrealized income of approximately $33,528,000 resulting in net income of approximately $16,316,000. For the nine months ended September 30, 2013, the Registrant’s equity interest in the income of Omaha was approximately $4,895,000. However, Registrant reduced the net income reported from Omaha for the unrecognized loss of approximately $354,000 from 2012.

Revenues and operating expenses were lower for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to the sales by Omaha of three apartment properties in March 2013, May 2013 and November 2013. Operating expenses were also lower due to lower interest expense. Interest expense was lower due to the lower float rate on Omaha’s unsecured loan and proceeds from the sale of properties was used to partially pay down the unsecured loan.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2014 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 12 , 2014	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 12, 2014	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer