Form 10-K
period 2014-12-31
SB PARTNERS
filed 2015-04-24
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2014

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2014, the Registrant owns an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution property in Lino Lakes, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2014 owned 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of multi-family properties located in secondary and tertiary markets. During 2014 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties generally were lower than for the prior year. Occupancy improved at some of the properties while occupancy went down at others. Job growth continued to improve but at a slow pace. Omaha reports on a fair value basis and for 2014, Omaha reported an increase in the value of its portfolio of $15,700,000 (5.9%) over 2013. The total real estate portfolio value of $283,300,000 as of December 31, 2014 consists of the same properties which made up Omaha’s portfolio as of December 31, 2013. On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan extending its maturity to December 31, 2017. The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It also reduced the pay rate on a portion of the unsecured loan to a float rate of 200 basis points over LIBOR from 450 basis points over LIBOR while increasing the accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven if Omaha timely pays all of the above mentioned required principal payments, as defined in the amended loan agreement. Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full. Therefore, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2014 and 2013.

Registrant owns two fully leased industrial properties in the Minneapolis Metropolitan Statistical Area (“MSA”). According to a market report by Cushman and Wakefield, the MSA’s industrial market reported lower vacancy rates due to positive absorption of vacant space. However, market rents remained flat in 2014.

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the short term remaining on the lease to the single tenant who currently leases 100% of the space. Registrant has engaged a broker to market the property for a sale to be completed prior to the maturity date of the mortgage. The assets and liabilities for this property for 2014 and 2013 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2014, 2013 and 2012 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying Consolidated Financial Statements.

Occupancy for the two industrial properties owned by the Registrant remained at 100% during 2014. (Please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

General

The Registrant's investments consist of direct or indirect investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex, warehouse distribution spaces or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew the leases of a significant number of tenants, re-lease vacant spaces or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the short term remaining on the lease to the single tenant who currently leases 100% of the space. Registrant has engaged a broker to market the property for a sale to be completed prior to the maturity date of the mortgage. Net proceeds will be used first to pay off the property mortgage and all closing costs. A portion or all of the remaining proceeds will be used to pay down the unsecured bank loan described below.

On April 29, 2011, the Holder (“Holder”) and Registrant executed a new Loan Agreement (“Loan Agreement”) related to Registrant’s $22,000,000 unsecured debt on the following terms:

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

2)

Note A (“Note A”) with a current balance of $3,953,036 has a maturity of July 31, 2015. Registrant has one 1-year option to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of interest at an annual fixed rate of 5% until paid in full. Registrant is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)

Note B (“Note B”) in the amount of $6,000,000 has a maturity date of April 29, 2018. Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Sentinel Omaha LLC (“Omaha”) pays distributions to Registrant. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of December 31, 2014 and 2013, $1,113,339 and $809,167, respectively of Note B interest have been accrued and are included in accrued expenses on the balance sheet.

4)

The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. Registrant’s obligations under the Notes may be accelerated upon default.

5)

Until Registrant’s obligations under the Notes are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the repayment of Notes while retaining the other portion to increase cash reserves. On May 28, 2014, the Partnership paid $13,973 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2014. On May 15, 2013, the Partnership paid $16,455 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2013. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

6)

Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Notes remain outstanding. As of December 31, 2014 and 2013, $1,569,691 and $1,126,703, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2014. Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The properties owned by the Registrant as of December 31, 2014 are as follows:

		Description
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Percent Ownership	Occupancy at 12/31/2014	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Registrant and the tenant executed an amendment to the lease to, among other items, extend the maturity of the lease to October 31, 2019. However, tenant has an ongoing option to terminate the lease after July 31, 2017 under certain conditions, including the payment of an early termination penalty, as set forth in the amended lease terms.

Warehouse Distribution Center:
435 Park Court	Lino Lakes, MN	266,000	n/a	13.47	Oct 05	100%	100%	$10,000,000

435 Park Court is 100% leased to a single tenant whose lease expires September 30, 2017. Tenant has two options to renew its lease for a period of five years each. During the first quarter of 2015, Registrant has engaged a broker to market 435 Park Court for an expected sale in the third quarter of 2015.

Investment in Sentinel Omaha LLC:

13 garden apartment properties and one high-rise apartment property	10 U.S. markets	n/a	4,044	n/a	Sept. 07	30%	91%	n/a

Additional information regarding properties owned by the Registrant:

	2014	2013	2012	2011	2010

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)	100.00%	100.00%	100.00%	100.00%	100.00%
175 Ambassador Drive (d) (f)	n/a	n/a	n/a	n/a	100.00%
Investment in Sentinel Omaha, LLC (e)	91.00%	90.00%	90.00%	91.00%	92.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (g)	$18	$15	$15	$15	$16
435 Park Court (c)(g)	$6	$6	$6	$6	$6
175 Ambassador Drive (d) (f) (g)	n/a	n/a	n/a	n/a	$4
Investment in Sentinel Omaha, LLC (e) (h)	$8,834	$8,152	$7,975	$7,707	$7,381

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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2014 was 2,523.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant did not declare a distribution for 2014, 2013 or 2012. Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Loan Agreement are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
		(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,087	$896	$880	$920	$960
Operating Expenses, Less Depreciation and Amortization	(2,002)	(1,983)	(1,969)	(1,953)	(2,049)
Depreciation and Amortization	(167)	(190)	(195)	(177)	(138)

Loss from Operations	(1,082)	(1,277)	(1,284)	(1,210)	(1,227)
Equity in Net Income (Loss) of Investment	5,081	1,669	(3,346)	(763)	(416)
Reserve for Value of Investment	(5,081)	(1,669)	3,346	763	416

(Loss) from Continuing Operations	(1,082)	(1,277)	(1,284)	(1,210)	(1,227)

Income from Discontinued Operations	207	174	179	182	650
(Loss) on Sale of Investments in Real Estate	-	-	-	-	(46)

Net (Loss)	$(875)	$(1,103)	$(1,105)	$(1,028)	$(623)

(Loss) from Continuing Operations per Unit of Partnership Interest:	$(140)	$(165)	$(166)	$(156)	$(158)

Income from Dicontinued Operations per Unit of Partnership Interest:	$27	$22	$23	$23	$84

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,706	$3,833	$3,902	$4,043	$4,184
Real Estate Assets Held for Sale	$12,026	$12,379	$12,733	$13,086	$13,418
Other Assets in Discontinued Operations	$23	$22	$24	$26	$11
Total Assets	$17,272	$17,482	$17,740	$18,202	$30,603
Mortgage Note and Unsecured Loan Payable	$9,953	$9,967	$9,983	$10,070	$22,000
Mortgage Note in Discontinued Operations	$10,000	$10,000	$10,000	$10,000	$10,000
Other Liabilities in Discontinued Operations	$25	$25	$25	$25	$25
Partners' Deficit	$(5,775)	$(4,900)	$(3,797)	$(2,691)	$(1,663)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2014, the Registrant owned an industrial flex property in Maple Grove, Minnesota, and a warehouse distribution center in Lino Lakes, Minnesota. The Registrant also has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2014 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2014.

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

Registrant’s wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017. The tenant’s base rent is fixed and there are no increases scheduled through the initial lease term. The tenant has two options to renew its lease for five years each at a yet undetermined market rate, although there is no assurance the tenant will renew. Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the short term remaining on the lease to the single tenant who currently leases 100% of the space. Registrant has engaged a broker to market the property for a sale to be completed prior to the maturity date of the mortgage. Net proceeds will be used first to pay off the property mortgage and all closing costs. A portion or all of the remaining proceeds will be used to pay down the Notes to the Holder. The assets and liabilities for this property for 2014 and 2013 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2014, 2013 and 2012 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying Consolidated Financial Statements.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. However, tenant has on ongoing option to terminate the lease after July 31, 2017 under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for at fair value. Due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a decrease in the value of its portfolio of approximately $116,552,000 (-24.5%) during 2008 to 2013. During 2014, Omaha reported an increase in the value of its portfolio of $15,700,000 (5.9%) however the increase is small compared to the aggregate losses reported in the prior years. The total real estate portfolio value of $283,300,000 as of December 31, 2014 consists of the same properties which made up Omaha’s portfolio as of December 31, 2013. During 2013, Omaha sold its properties located in Phoenix, AZ, Ocala, FL, Jacksonville, NC and one of its properties located in Daytona, FL. Omaha used the proceeds from the sales to pay down its loan obligations. On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017. The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven if Omaha timely pays the above mentioned required principal payments, as defined in the amended loan agreement. During 2013 and 2014, Omaha paid $3,000,000 and $6,500,000, respectively to the holder of the unsecured loan in accordance with the amendment and restatement agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2014 and 2013.

For the year 2014, Omaha reported net investment income of $10,028,642 of which the Registrant’s interest was $3,008,593. In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $2,072,009 for 2014.

During 2013, Omaha reported net income of $6,742,317 of which Registrant’s share was $2,022,695. However, for 2013, Registrant’s share of the net income from Omaha was reduced for the unrecognized loss from 2012 of $353,743. For the year 2013, the Registrant’s interest in the net investment income and realized loss from the sale of property of Omaha was $1,776,592 and ($7,761,115), respectively. In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $8,007,218 for 2013.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, the Registrant’s contractual obligations consisted of a mortgage note and an unsecured loan payable. Principal payments under the mortgage note and unsecured loan payable are due as follows:

For the year ending December 31,
2015	13,953,036
2016	-
2017	-
2018	6,000,000
2019	-
Thereafter	-

Total	$19,953,036

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, Registrant had cash and cash equivalents of approximately $933,000 as compared to approximately $624,000 as of December 31, 2013. Cash and cash equivalents increased due to cash generated from operating activities at Registrant’s two wholly owned properties partially offset by partnership operating costs paid and a partial pay down of the Note A due to the Holder.

Currently, Registrant’s only source of cash is rental income received from the two tenants each of whom lease 100% of the Registrant’s two wholly owned properties. The tenants either pay directly or reimburse Registrant for the real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant’s Note A, capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the unsecured debt in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to release the space at either of Registrant’s wholly owned properties.

Total outstanding debt at December 31, 2014 consisted of a $10,000,000 non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,953,036 under the new Loan Agreement.

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the remaining short term of the single tenant who currently leases 100% of the space. Registrant has engaged a broker to market the property for a sale to be completed prior to the maturity date of the mortgage. Net proceeds will be used first to pay off the property mortgage and all closing costs. A portion or all of the remaining proceeds will be used to pay down the unsecured bank loan described below.

On April 29, 2011, the Holder and Registrant executed a new Loan Agreement. The new loan agreement consists of Note A in the current amount of $3,953,036 which matures July 2015 and Note B in the amount of $6,000,000 which matures April 2018. Registrant has one 1-year option to extend the maturity of Note A as long as a) both wholly owned properties are 100% leased to the current tenants and b) Registrant is not in default of its obligations under the terms of the Notes. See Note 6 to the Consolidated Financial Statements and Item 1A. Debt Servicing and Financing. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings. The Registrant may be restricted from obtaining a loan which will be sufficient to retire the existing loan and which may be based on lower debt service coverage. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports on a fair value basis and for 2014, Omaha reported an increase in the value of its portfolio of $15,700,000 (5.9%) over 2013. The total real estate portfolio value of $283,300,000 as of December 31, 2014 consists of the same properties which made up Omaha’s portfolio as of December 31, 2013. Although the two remaining commercial properties owned by the Registrant are 100% occupied, the aforementioned economic slowdown had increased the risk that one or both tenants could default on their lease. The national industrial market improved in 2013 and 2014, however, Registrant may still require a longer time period to replace one of the tenants at its properties should a default occur or should either or both of the tenants not renew their leases at the end of the lease term.

Registrant did not pay a distribution in 2014. There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the new Loan Agreement are outstanding, Registrant is precluded from making distributions to its Unit holders.

Registrant anticipates that the sale of the property located in Lino Lakes will generate sufficient proceeds to pay off the existing mortgage and sales costs. In addition, the sale may generate excess proceeds after the payoff of the property mortgage to pay down a portion or all of Note A due to Holder. If Note A is paid off completely, Registrant will be no longer be obligated to pay monthly cash debt service related to Note A. Note B does not require payments until maturity. If Note A is completely paid off from the net sales proceeds from the sale of the property located in Lino Lakes, Registrant anticipates cash flow generated from the property located in Maple Grove and cash reserves will be sufficient to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future. If the sale of the Lino Lakes property does not generate sufficient proceeds to pay off Note A completely, Registrant will have to use cash reserves to pay current debt service on the remaining balance of Note A. Note A due to the Holder, which has a current outstanding balance of $3,953,036, will mature in 2016 after exercise of the one remaining 1-year extension.  If the sale of the Lino Lakes property does not generate sufficient proceeds to pay off Note A completely, there is no assurance that Registrant will be able to extend or refinance Note A on acceptable terms.  If the Registrant does not have funds sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or through equity offerings.  The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant.  If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant seeks to refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose with a consequent loss of income and asset value to the Registrant.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2014 VS. 2013

Total revenues from continuing operations increased 191,000 to approximately $1,087,000 in 2014 from approximately $896,000 in 2013 due to higher rental income, other income and interest income on short term investments. Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV. Real estate tax and operating expense reimbursements from Eagle Lake IV were higher in 2014 due to the final determination of prior year operating costs charged to the tenant in 2014. The increase in interest income is due to higher cash funds available for short term investment during 2014.

The Registrant reported a net loss from continuing operations of approximately $1,083,000 in 2014, an improvement of $195,000 as compared to a net loss from continuing operations of approximately $1,278,000 in 2013. Net loss from continuing operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from continuing operations was due to higher total revenues combined with lower total expenses. Total expenses from continuing operations for 2014 decreased $4,000 to approximately $2,170,000 from approximately $2,174,000 in 2013, due to decreases in depreciation and amortization costs of $23,000 and a decrease in real estate operating expenses of $12,000. This decrease was partially offset by an increase of management fees of $12,000 and partnership expenses of $11,000.

Registrant’s equity interest in the net investment income of Omaha was approximately $5,081,000 for 2014.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2014 and 2013. Equity in net income of investment increased $3,058,000 to an income of approximately $5,081,000 for 2014 compared to income of approximately $2,023,000 for 2013. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $116,552,000 (-24.5%) during 2008 to 2013. During 2014, Omaha reported an increase in the value of its portfolio of $15,700,000 (5.9%) however the increase is small compared to the aggregate losses reported in the prior years.

Registrant has engaged a broker to market the property located in Lino Lakes, MN. for a sale anticipated to be completed during the third quarter of 2015. The assets and liabilities for this property for 2014 and 2013 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2014, 2013 and 2012 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying Consolidated Financial Statements.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $191,000, to approximately $1,087,000 in 2014 compared with approximately $896,000 in 2013. Net income, which includes deductions for depreciation, increased $200,000 to approximately $647,000 in 2014 from approximately $447,000 in 2013. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was due to higher scheduled rent collected from the tenant combined with an increase in expense reimbursements collected from the tenant. Operating expense reimbursements were higher in 2014 due to higher tenant charges for operating costs incurred in the prior years being finalized and charged to the tenant in 2014. The increase in net income was due to the increase in revenues combined with a decrease in operating expenses. The decrease in operating expenses was primarily due to decreases in utilities of $10,000 and depreciation expense of $9,000.

The Minneapolis-St. Paul industrial market reported lower vacancy rates in 2014 due to positive absorption of vacant space. However, market rents remained flat in 2014.

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased $9,000, to approximately $1,622,000 in 2014 compared with approximately $1,613,000 in 2013 due to higher rental income partially offset by lower expense reimbursements. Income from discontinued operations, which includes deductions for depreciation and mortgage interest expense, increased $33,000 to approximately $207,000 in 2014 from approximately $174,000 in 2013. The property has been 100% leased and occupied by the same single tenant for both years. The increase in rental income was due to a scheduled increase in the tenant’s base rent. The decrease in expense reimbursements was primarily due to lower real estate tax reimbursements. The increase in net income was primarily due to a decrease in operating expenses combined with an increase in revenues. Real estate tax expense decreased by approximately $23,000 in 2014 while real estate operating expenses decreased by approximately $1,000.

The Minneapolis-St. Paul industrial market reported lower vacancy rates due to positive absorption of vacant space. However, market rents remained flat in 2014.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2014, Omaha did not purchase or sell any properties in its portfolio. During 2013 Omaha sold its multifamily property in Phoenix, Arizona, its multifamily property in Ocala, Florida, its multifamily property in Jacksonville, North Carolina and one of its multifamily properties in Daytona, Florida to further its continuing goal of reducing the level of its debt obligations.

Total revenues for 2014 were approximately $39,125,000. Net investment income before net unrealized depreciation and appreciation was $10,029,000. Major expenses included $9,538,000 of interest expense, $3,549,000 for repairs and maintenance, $5,264,000 for payroll and $3,649,000 for real estate taxes. In addition, Omaha reported a net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $6,907,000. For the year 2014, the Registrant’s equity interest in the income of Omaha was approximately $5,081,000.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2013 VS. 2012

Total revenues from continuing operations increased 16,000 to approximately $896,000 in 2013 from approximately $880,000 in 2012 due to higher rental income and interest income on short term investments partially offset by lower expense reimbursements. Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV. The increase in interest income is due to higher cash funds available for short term investment during 2013. Operating expense reimbursements were lower in 2013 due to lower tenant charges for operating expenses incurred in 2013.

The Registrant reported a net loss from continuing operations of approximately $1,278,000 in 2013, a slight improvement of $6,000 as compared to a net loss from continuing operations of approximately $1,284,000 in 2012. Net loss from continuing operations consists of net income from the Maple Grove property combined with partnership income and expenses.

The decrease from continuing operations was due to higher total revenues partially offset by higher total expenses. Total expenses from continuing operations for 2013 increased $10,000 to approximately $2,174,000 from approximately $2,164,000 in 2012, due to increases in real estate taxes of $4,000, increases in repairs and maintenance of $40,000 and utilities of $17,000. Repairs and maintenance expense increased at Eagle Lake IV due to higher snow removal costs and repairs to the parking lot. Utilities expense increased at Eagle Lake IV due to higher water and sewer costs. The increase in total expenses was partially offset by decreases in other partnership expenses, depreciation and amortization and interest expense.

Registrant’s equity interest in the net income of Omaha was approximately $2,023,000 for 2013.  During 2012, Registrant recorded its share of the net loss reported by Omaha but only to the extent that the investment was reduced to zero.  During 2013, Registrant reduced the net income reported by Omaha by the amount of the unrecorded loss from 2012 of $353,743 to a net income reported of approximately $1,669,000.

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

435 Park Court (Lino Lakes, Minnesota)

Total revenues increased $23,000, to approximately $1,613,000 in 2013 compared with approximately $1,590,000 in 2012 due to higher expense reimbursements. Income from discontinued operations, which includes deductions for depreciation and mortgage interest expense, decreased $4,000, to approximately $174,000 in 2013 from approximately $178,000 in 2012. The property has been 100% leased and occupied by the same single tenant for both years. The decrease in net income was primarily due to an increase in operating expenses partially offset by an increase in revenues. Real estate tax expense increased by approximately $23,000 in 2013 while real estate operating expenses increased by approximately $4,000.

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

Total revenues for 2013 were approximately $39,179,000. Net investment income before net unrealized depreciation and appreciation, and realized gains and losses was $5,922,000. Major expenses included $12,261,000 of interest expense, $3,729,000 for repairs and maintenance, $5,461,000 for payroll and $4,259,000 for real estate taxes. In addition, Omaha reported a realized loss on the sale of four multifamily properties and the satisfaction of their related mortgages of $25,871,000 and net unrealized appreciation on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $26,691,000. For the year 2013, the Registrant’s equity interest in the income of Omaha was approximately $2,023,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2014 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	72	Director

Millie C. Cassidy	69	President & Director

David Weiner	79	Chief Executive Officer & Director

Martin Cawley	58	Vice President

Leland J. Roth	51	Treasurer

John H. Zoeller	55	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 33 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2014, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2014, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,039.5 Units of Limited Partnership Interest, representing 39.20% of the outstanding number of Units on December 31, 2014. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on August 21, 2014, when the total number of Units held reached 39% of the outstanding number of Units.

(c)	During the year ended December 31, 2014, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $869,228, $857,041 and $858,926 for the years ended December 31, 2014, 2013, and 2012, respectively. Of the amounts earned in 2014, 2013 and 2012, $442,988, $430,618 and $437,293, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2014 and 2013. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2014, 2013 or 2012.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $131,120, $128,139 and $129,919 in 2014, 2013, and 2012, respectively.

In November 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2014, 2013 and a part of 2012 were $54,000, $54,000 and $9,000, respectively.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2014, 2013 and 2012, the Registrant’s equity interest in the net income (loss) of Omaha was approximately $5,081,000, $2,023,000 and ($3,700,000), respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate was not paid an annual fee in 2014, 2013 or 2012.

Reference is made to Items 10 and 11, and Notes 2, 5 and 9 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $115,000 for each of the years ended December 31, 2014 and 2013, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2014 and 2013 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2014 and 2013, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

4.

All Other Fees. No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5.	(i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of Registrant. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2014 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

	(2)	Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)  Exhibits -

Exhibit

No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2014

101.INS ** XBRL Instance

101.SCH ** XBRL Taxonomy Extension Schema

101.CAL ** XBRL Taxonomy Extension Calculation

101.DEF ** XBRL Taxonomy Extension Definition

101.LAB ** XBRL Taxonomy Extension Labels

101.PRE ** XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.21

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: April 21, 2015	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: April 21, 2015	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	April 21, 2015
David Weiner

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	April 21, 2015
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2014 and 2013	24

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	25

Consolidated Statements of Changes in Partners' (Deficit) for the years ended December 31, 2014, 2013 and 2012	26

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	27

Notes to Consolidated Financial Statements	28 – 34

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014	35-36

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.

Shelton, Connecticut

April 15, 2015

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	4,866,973	4,866,973
Less - accumulated depreciation	(1,631,056)	(1,504,373)
	3,705,917	3,832,600

Real estate held for sale	12,026,246	12,379,457
Investment in Sentinel Omaha, LLC, net of reserve for fair value of $6,749,554 and $1,668,952 at December 31, 2014 and 2013, respectively	-	-
	15,732,163	16,212,057

Other Assets -
Cash and cash equivalents	933,373	624,191
Cash in escrow	500,194	500,144
Other	83,508	124,173
Other assets in discontinued operations	22,549	21,869

Total assets	$17,271,787	$17,482,434

Liabilities:
Unsecured loan payable	$9,953,036	$9,967,009
Mortgage note in discontinued operations	10,000,000	10,000,000
Accounts payable	292,993	364,346
Tenant security deposits	93,021	90,223
Accued expenses	2,683,030	1,935,870
Other liabilities in discontinued operations	25,000	25,000

Total liabilities	23,047,080	22,382,448

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(5,756,112)	(4,880,946)
General partner - 1 unit	(19,181)	(19,068)

Total partners' deficit	(5,775,293)	(4,900,014)

Total liabilities and partners' deficit	$17,271,787	$17,482,434

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2014	2013	2012
Revenues:
Base rental income	$629,951	$608,579	$583,132
Other rental income	456,391	287,103	296,894
Interest on short-term investments and other	961	360	91

Total revenues	1,087,303	896,042	880,117

Expenses:
Real estate operating expenses	334,195	346,159	317,155
Interest on mortgage notes and unsecured loan payable	508,197	504,261	511,904
Depreciation and amortization	167,120	189,649	194,806
Real estate taxes	130,661	127,190	123,481
Management fees	869,228	857,041	858,926
Other	160,464	149,453	157,657

Total expenses	2,169,865	2,173,753	2,163,929

Loss from operations	(1,082,562)	(1,277,711)	(1,283,812)

Equity in net income (loss) of investment	5,080,602	1,668,952	(3,346,444)

Reserve for value of investment	(5,080,602)	(1,668,952)	3,346,444

Loss from continuing operations	(1,082,562)	(1,277,711)	(1,283,812)

Income from discontinued operations	207,283	174,472	178,419

Net loss	(875,279)	(1,103,239)	(1,105,393)

Loss allocated to general partner	(113)	(142)	(143)

Loss allocated to limited partners	$(875,166)	$(1,103,097)	$(1,105,250)

Loss per unit of limited partnership interest (basic and diluted)

Loss from continuing operations	$(139.63)	$(164.80)	$(165.59)
Income from discontinued operations	$26.74	$22.50	$23.01
Net loss	$(112.90)	$(142.30)	$(142.58)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)

For the years ended December 31, 2014, 2013 and 2012

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2012	7,753	$119,968,973	$(111,721,586)	$(10,919,986)	$(2,672,599)
Net loss for the year	-	-	-	(1,105,250)	(1,105,250)
Balance, December 31, 2012	7,753	119,968,973	(111,721,586)	(12,025,236)	(3,777,849)
Net loss for the year	-	-	-	(1,103,097)	(1,103,097)
Balance, December 31, 2013	7,753	119,968,973	(111,721,586)	(13,128,333)	(4,880,946)
Net loss for the year	-	-	-	(875,166)	(875,166)
Balance, December 31, 2014	7,753	$119,968,973	$(111,721,586)	$(14,003,499)	$(5,756,112)

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2012	1	$10,000	$(26,364)	$(2,419)	$(18,783)
Net loss for the year	-	-	-	(143)	(143)
Balance, December 31, 2012	1	10,000	(26,364)	(2,562)	(18,926)
Net loss for the year	-	-	-	(142)	(142)
Balance, December 31, 2013	1	10,000	(26,364)	(2,704)	(19,068)
Net loss for the year	-	-	-	(113)	(113)
Balance, December 31, 2014	1	$10,000	$(26,364)	$(2,817)	$(19,181)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012

Cash Flows From Operating Activities:
Net loss	$(875,279)	$(1,103,239)	$(1,105,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) loss of investment	(5,080,602)	(1,668,952)	3,346,444
Reserve for fair value of investment	5,080,602	1,668,952	(3,346,444)
Depreciation and amortization	522,695	545,223	550,379
Net (increase) decrease in operating assets	(2,816)	678	513
Net (decrease) increase in accounts payable	(71,353)	125,535	(12,213)
Net increase in tenant security deposits	2,798	2,798	2,798
Net increase in accrued expenses	747,160	733,682	739,229

Net cash provided by operating activites	323,205	304,677	175,313

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(50)	(60)	(50)
Capital additions to real estate owned	-	(66,845)	-

Net cash (used in) investing activites	(50)	(66,905)	(50)

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(13,973)	(16,455)	(86,106)

Net cash (used in) financing activities	(13,973)	(16,455)	(86,106)

Net change in cash and cash equivalents	309,182	221,317	89,157

Cash and cash equivalents at beginning of year	624,191	402,874	313,717

Cash and cash equivalents at end of year	$933,373	$624,191	$402,874

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$784,030	$784,261	$786,904

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

(c)	Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:

Buildings and Improvements (in years)	5 to 40
Furnishings (in years)	5 to 7

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
(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its properties at December 31, 2014 is estimated to be fully realizable.

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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $869,228, $857,041 and $858,926 for the years ended December 31, 2014, 2013, and 2012, respectively. Of the amounts earned in 2014, 2013 and 2012, $442,988, $430,618 and $437,293, respectively has been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2014 and 2013. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2014, 2013 or 2012.

(3) INVESTMENTS IN REAL ESTATE

During 2014 and 2013, the Partnership owned an industrial flex property in Maple Grove, Minnesota and a warehouse distribution property in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2014 and 2013:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/14	12/31/13

Industrial flex property	1	2002	60,345 sf	$5,336,973	$5,336,973

Less: accumulated depreciation				(1,631,056)	(1,504,373)

Net book value				$3,705,917	$3,832,600

Real estate held for sale:
Warehouse distribution property	1	2005	226,000 sf	$12,026,246	$12,379,457

(4) REAL ESTATE HELD FOR SALE

During March 2015, the Partnership initiated marketing Lino Lakes, its warehouse distribution property located in Lino Lakes, MN for sale. The assets and liabilities for this property for 2014 and 2013 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2014, 2013 and 2012 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(5) INVESTMENT SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2014 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

With respect to its investment in Omaha, the Registrant elected to adopt Accounting Standards Codification Topic 825. Accordingly, the investment is presented at fair value. Early adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Registrant’s investment from its inception.

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014.

Balance Sheet	2014	2013

Investment in real estate properties, at fair value	$283,300	$267,600
Other assets	11,707	9,996
Debt	(267,495)	(266,254)
Other liabilities	(5,013)	(5,779)
Members' equity	$22,499	$5,563

Statement of Operations	2014	2013	2012

Rent and other income	$39,125	$39,179	$42,539
Real estate operating expenses	(18,871)	(20,070)	(22,526)
Other expenses	(10,225)	(13,187)	(15,047)
Net unrealized gains and (losses)	6,907	26,691	(12,727)
Net realized (losses)	-	(25,871)	(4,573)

Net income (loss)	$16,936	$6,742	$(12,334)

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

On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017. The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It has also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven if Omaha timely pays all of the above mentioned required principal payments, as defined in the loan agreement. Omaha is still precluded from paying distributions to its investors until the unsecured loan is paid in full. As a result of the aforementioned, the Partnership does not anticipate receiving any distributions from Omaha during the foreseeable future and has reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2014 and 2013.

Omaha reported a negative equity balance as of December 31, 2012 due to the additional loss in value of its real estate properties during 2012. For 2012, Registrant’s share of the net loss from Omaha exceeded Registrant’s remaining unreserved equity investment as of December 31, 2011. Registrant recorded the loss for 2012 only to the extent the unreserved equity investment was reduced to zero. During 2013, Omaha reported net income of $6,742,317 of which Registrant’s share was $2,022,695. However, for 2013, Registrant’s share of the net income from Omaha was reduced for the unrecognized loss from 2012 of $353,743.

(6) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

Mortgage note and unsecured loan payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest Rate		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2014	2013

Unsecured loan payable:

Bank Loan (b):
Note A					3,953,036	3,967,009
Note B					6,000,000	6,000,000
					$9,953,036	$9,967,009

Mortgage note in discontinued operations:

Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

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

2)

Note A with a current balance of $3,953,036 has a maturity of July 31, 2015. The Partnership has one 1-year option to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. The Partnership is required to make an additional fixed principal payment of $9,570 on April 1, 2015 and $30,000 monthly thereafter until paid in full.

3)

Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until the Partnership’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of December 31, 2014 and 2013, $1,113,339 and $809,167, respectively of Note B interest have been accrued and are included in accrued expenses on the balance sheet.

4)

The Notes may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

Until the Partnership’s obligations under the Notes are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward the Notes while retaining the other portion to increase cash reserves. During May 2014 and May 2013, the Partnership paid $13,973 and $16,455, respectively to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the years ended April 30, 2014 and 2013. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of December 31, 2014 and 2013, $1,569,691 and $1,126,703, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Scheduled principal payments on mortgage note and unsecured loan payable are as follows:

2015	13,953,036
2016	-
2017	-
2018	6,000,000
2019	-
Thereafter	-

Total	$19,953,036

(7) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Loss Per	Equity Income
	Continuing		Unit of Limited	(Loss) on
Year ended December 31, 2014	Operations	Net Loss	Partnership Interest	Investment

First Quarter	$228,308	$(284,283)	$(36.67)	$604,883
Second Quarter	292,709	(205,732)	(26.53)	854,900
Third Quarter	279,544	(196,189)	(25.30)	1,435,648
Fourth Quarter	286,742	(189,075)	(24.40)	2,185,171

Year ended December 31, 2013

First Quarter	$219,778	$(272,285)	$(35.12)	$2,207,401
Second Quarter	222,796	(296,015)	(38.18)	2,392,276
Third Quarter	225,837	(266,622)	(34.39)	(58,597)
Fourth Quarter	227,631	(268,317)	(34.61)	(2,872,128)

(8) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net (loss) for financial reporting purposes to net (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2014	2013	2012

Net loss for financial reporting purposes	$(875,279)	$(1,103,239)	$(1,105,393)

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	-	2,758,177	727,932

Difference between tax and financial statement equity in net loss of investment	(247,710)	(8,773,783)	(3,529,185)

Accrued investment management fees, mortgage interest and partnership administrative costs not expensed for tax purposes	791,155	774,618	1,279,187

Difference between tax and financial statement depreciation	20,879	(15,450)	1,091

Net loss for Federal income tax reporting purposes	$(310,955)	$(6,359,677)	$(2,626,368)

Net ordinary loss for Federal income tax reporting purposes	$(310,955)	$(1,356,740)	$(1,982,373)
Net capital (Sec. 1231) (loss) for Federal income tax reporting purposes	-	(5,002,937)	(643,995)

	$(310,955)	$(6,359,677)	$(2,626,368)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2014 and 2013, the tax bases of the Partnership's assets and liabilities were approximately $14,488,665 and $16,333,404 of assets, and $23,047,080 and $22,382,448 of liabilities, respectively.

(9) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2014, 2013 and 2012 billings to the Partnership amounting to $131,120, $128,139 and $129,919, respectively, and are included in real estate operating expenses.

In November 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2014, 2013 and a part of 2012 were $54,000, $54,000 and $9,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $0 in 2014, 2013, and 2012, respectively, and is based upon the trust company's standard rate schedule.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents, and mortgage notes payable and unsecured loan. The carrying amount of cash and cash equivalents are reasonable estimates of fair value. Mortgage notes and unsecured loans payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage note in discontinued operations and unsecured loan payable is estimated to be $19,953,036 and $19,967,009 at December 31, 2014 and 2013, respectively.

(11) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its properties to tenants under operating lease agreements, which require tenants at the industrial flex and warehouse distribution properties to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2014 are $1,904,778 for 2015; $1,944,456 for 2016; $1,348,401 for 2017 and $0 for 2018 and 2019. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV. The maturity date of this lease was extended to July 31, 2019 under an extension signed in March 2015. However, the tenant has a right to terminate the lease after July 31, 2017 after paying a termination penalty. Neither the minimum rents nor the early termination penalty is included in the aforementioned amounts. The amounts above also include the minimum rents due from the tenant leasing 100% of the space at Lino Lakes. The Partnership has engaged a broker to market the property for an expected sale during the third quarter of 2015.

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

SB PARTNERS

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A	Column B	Column C			Column D
		Initial Cost to the Registrant
Description	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition

INDUSTRIAL FLEX
Minnesota - Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$623,588

DISTRIBUTION CENTER
Minnesota - Lino Lakes (435 Park Court)	10,000,000	1,515,000	13,760,390	15,275,390	20,646

	$10,000,000	$1,985,000	$18,003,775	$19,988,775	$644,234

Column A	Column E			Column F
	Gross amount at which Carried at End of Year
	(Notes a & c)
Description	Land	Buildings and Improvements	Total	Accumulated Depreciation (Notes b & d)

INDUSTRIAL FLEX
Minnesota - Maple Grove (Eagle Lake Business Center IV)	$470,000	$4,866,973	$5,336,973	$1,631,056

DISTRIBUTION CENTER
Minnesota - Lino Lakes (435 Park Court)	1,515,000	13,781,036	15,296,036	3,269,790

	$1,985,000	$18,648,009	$20,633,009	$4,900,846

SB PARTNERS

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

DECEMBER 31, 2014

Column A	Column G	Column H	Column I
Description	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Operations is Computed (in years)

INDUSTRIAL FLEX
Minnesota - Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7 to 39

DISTRIBUTION CENTER
Minnesota - Lino Lakes (435 Park Court)	2004	Oct 2005	7 to 39

	-	-	-

NOTES TO SCHEDULE III:

	2014	2013	2012

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$20,633,009	$20,566,164	$20,566,164
Additions - Cost of improvements (reimbursements)	0	66,845	0

Deductions - Sales	0	0	0

Balance at end of year	$20,633,009	$20,633,009	$20,566,164

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$4,420,952	$3,931,815	$3,437,522
Additions - Depreciation expense for the year	479,894	489,137	494,293

Deductions - Sales	0	0	0

	$4,900,846	$4,420,952	$3,931,815

(c) Aggregate cost basis for Federal income tax reporting purposes	$20,124,541	$20,124,541	$20,057,696

(d) Accumulated depreciation for Federal income tax reporting purposes	$5,513,791	$5,061,514	$4,573,006