Form 10-Q
period 2015-03-31
SB PARTNERS
filed 2015-05-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the three months ended March 31, 2015	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13-14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	4,973,553	4,866,973
Less - accumulated depreciation	(1,662,738)	(1,631,056)
	3,780,815	3,705,917

Real estate held for sale	12,026,246	12,026,246
Investment in Sentinel Omaha, LLC, net of reserve for fair value of $7,902,685 and $6,749,554 at March 31, 2015 and December 31, 2014, respectively	-	-
	15,807,061	15,732,163

Other Assets -
Cash and cash equivalents	938,183	933,373
Cash in escrow	500,206	500,194
Other	73,718	83,508
Other assets in discontinued operations	12,968	22,549

Total assets	$17,332,136	$17,271,787

Liabilities:
Unsecured loan payable	$9,943,466	$9,953,036
Mortgage note in discontinued operations	10,000,000	10,000,000
Accounts payable	315,140	292,993
Tenant security deposits	93,021	93,021
Accrued expenses	2,871,526	2,683,030
Other liabilities in discontinued operations	25,000	25,000

Total liabilities	23,248,153	23,047,080

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(5,896,818)	(5,756,112)
General partner - 1 unit	(19,199)	(19,181)

Total partners' deficit	(5,916,017)	(5,775,293)

Total liabilities and partners' deficit	$17,332,136	$17,271,787

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,

	2015	2014
Revenues:
Base rental income	$160,216	$155,539
Other rental income	87,936	72,644
Interest on short-term investments and other	333	125

Total revenues	248,485	228,308

Expenses:
Real estate operating expenses	90,716	106,731
Interest on unsecured loan payable	123,864	124,588
Depreciation and amortization	37,141	45,126
Real estate taxes	31,362	32,665
Management fees	220,061	216,049
Other	37,406	37,509

Total expense	540,550	562,668

Loss from operations	(292,065)	(334,360)

Equity in net income of investment	1,153,131	604,883

Reserve for value of investment	(1,153,131)	(604,883)

Loss from continuing operations	(292,065)	(334,360)

Income from discontinued operations	151,341	50,077

Net loss	(140,724)	(284,283)

Loss allocated to general partner	(18)	(37)

Loss allocated to limited partners	$(140,706)	$(284,246)

Loss per unit of limited partnership interest (basic and diluted)

Loss from continuing operations	$(37.67)	$(43.13)
Income from discontinued operations	$19.52	$6.46
Net loss	$(18.15)	$(36.67)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

For the Three Months Ended March 31, 2015 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2015	7,753	$119,968,973	$(111,721,586)	$(14,003,499)	$(5,756,112)
Net loss for the year	-	-	-	(140,706)	(140,706)
Balance, March 31, 2015	7,753	$119,968,973	$(111,721,586)	$(14,144,205)	$(5,896,818)

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2015	1	$10,000	$(26,364)	$(2,817)	$(19,181)
Net loss for the year	-	-	-	(18)	(18)
Balance, March 31, 2015	1	$10,000	$(26,364)	$(2,835)	$(19,199)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(140,724)	$(284,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) of investment	(1,153,131)	(604,883)
Reserve for fair value of investment	1,153,131	604,883
Depreciation and amortization	37,803	134,020
Net decrease in operating assets	13,250	12,316
Net increase (decrease) in accounts payable	22,147	(36,236)
Net increase in accrued expenses	188,496	184,488

Net cash provided by operating activites	120,972	10,305

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(12)	(12)
Capital additions to real estate owned	(106,580)	-

Net cash (used in) investing activites	(106,592)	(12)

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(9,570)	-

Net cash (used in) financing activities	(9,570)	-

Net change in cash and cash equivalents	4,810	10,293

Cash and cash equivalents at beginning of period	933,373	624,191

Cash and cash equivalents at end of period	$938,183	$634,484

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$193,864	$194,588

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

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2014.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2015, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at March 31, 2015 and December 31, 2014. See footnote 3 regarding the Partnership’s marketing the Lino Lakes property for sale.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2015	12/31/2014

Industrial flex property	1	2002	60,345 sf	$5,443,553	$5,336,973

Less: Accumulated depreciation				(1,662,738)	(1,631,056)

Investment in real estate				$3,780,815	$3,705,917

Real estate held for sale:
Warehouse distribution property	1	2005	226,000 sf	$12,026,246	$12,026,246

(3) REAL ESTATE HELD FOR SALE

The Partnership has initiated marketing Lino Lakes, its warehouse distribution property located in Lino Lakes, MN. for sale. The assets and liabilities for this property at March 31, 2015 and December 31, 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheets and the results of operations for the three months ended March 31, 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(4)    INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2015 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2015 and December 31, 2014.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2015	December 31, 2014

Investment in real estate, net	$285,900	$283,300
Other assets	8,760	11,707
Debt	(265,060)	(267,495)
Other liabilities	(3,258)	(5,013)
Member's equity (deficit)	$26,342	$22,499

(Unaudited)
Statement of Operations	March 31, 2015

Rent and other income	$10,012
Real estate operating expenses	(5,020)
Other expenses	(3,552)
Net unrealized income	2,403

Net income	$3,843

(5) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2015	2014

Unsecured loan payable:
Bank Loan (b):
Note A						$3,943,466	$3,953,036
Note B						6,000,000	6,000,000

						$9,943,466	$9,953,036

Mortgage note in discontinued operations:
Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$10,000,000	$10,000,000

(a)	Annual installment payments include interest only.
(b)

On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008. On April 29, 2011, the Partnership and Holder executed the new loan agreement (“Loan Agreement”) on the following terms:

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

2)

Note A in the amount of $3,943,466 as of March 31, 2015 has a maturity of July 31, 2015. The Partnership has one 1-year option to extend the maturity if certain conditions are satisfied. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. The Partnership made an additional fixed principal payment of $9,570 in March 2015 and is required to pay fixed principal payments of $30,000 monthly thereafter until paid in full. On May 4, 2015, the Partnership sent notification to Holder to exercise its second option to extend the maturity date of Note A to July 31, 2016. Holder responded that there were no issues regarding the extension to July 31, 2016.

3)

Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership. Distributions from Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of March 31, 2015 and December 31, 2014, $1,188,339 and $1,113,339, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

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

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of March 31, 2015 and December 31, 2014, $1,683,187 and 1,569,691, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

General

The consolidated financial statements for the three months ended March 31, 2015 and 2014 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

Registrant’s wholly owned property located in Lino Lakes, Minnesota is 100% leased to a single tenant until September 30, 2017. The tenant’s base rent is fixed and there are no remaining increases scheduled during the initial lease period. The tenant has two options to renew its lease for five years each at a yet undetermined market rate. Tenant either pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant until October 31, 2019. However, tenant has on ongoing option to terminate the lease after July 31, 2017 under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2015 increased $20,000 to approximately $248,000 as compared to approximately $228,000 for the three months ended March 31, 2014. Total revenues increased due to an increase in other rental income combined with an increase in base rental income. Base rental income increased $5,000 to approximately $160,000 for the three months ended March 31, 2015 as compared to the same period in 2014 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income increased $15,000 to approximately $88,000 for the three months ended March 31, 2015 from approximately $73,000 for the same period in 2014 due to higher expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN.

Loss from continuing operations decreased $42,000 to a loss of approximately $292,000 for the three months ended March 31, 2015, as compared to an approximate loss of $334,000 for the three months ended March 31, 2014 due to the aforementioned increase in revenues combined with a decrease in total expenses. Total expenses from operations for the three months ended March 31, 2015, decreased $22,000 to approximately $541,000 from approximately $563,000 for the three months ended March 31, 2014. Total operating expenses decreased due to lower real estate operating expenses combined with lower amortization costs. Operating expenses were lower due to lower repairs and maintenance costs at Registrant’s property located in Maple Grove, MN.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 (-18.6%) during 2008 to 2014. During 2014 and 2015 capitalization rates for older properties in tertiary, markets where Omaha owns most of its properties, generally were lower than for the prior year. Occupancy improved at some of the properties while occupancy went down at others. Job growth continued to improve but at a slow pace. For the quarter ended March 31, 2015, Omaha reported net income of approximately $3,843,000. Registrant’s share was approximately $1,153,000. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of March 31, 2015 and December 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to such policies in 2015. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2015, the Registrant had cash and cash equivalents of approximately $938,000. These balances are approximately $5,000 higher than cash and cash equivalents held on December 31, 2014. Cash and cash equivalents increased during the three months ended March 31, 2015 due to cash flow generated from operating activities at Registrant’s two wholly owned properties partially offset by interest and principal payments on Registrant’s bank loan and partnership expenses.

Currently, Registrant’s only source of cash is rental income received from two tenants who lease 100% of the leasable space at Registrant’s two wholly owned properties. The tenants either pay directly or reimburse Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant’s Note A, capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at either of Registrant’s wholly owned properties if one or both of Registrant’s tenants default on their lease or fail to renew.

Total outstanding debt at March 31, 2015 consisted of a $10,000,000 long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,943,466 under a loan agreement with a bank.

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the remaining short term of the single tenant who currently leases 100% of the space. Registrant has engaged a broker to market the property for a sale to be completed prior to the maturity date of the mortgage. Net proceeds will be used first to pay off the property mortgage and all closing costs. A portion or all of the remaining proceeds will be used to pay down the bank loan described below.

The loan agreement consists of Note A in the amount of $3,943,466 which matures July 2015 and Note B in the amount of $6,000,000 which matures April 2018. Registrant has one 1-year option to extend the maturity of Note A as long as (a) both wholly owned properties are 100% leased to the current tenants and (b) Registrant is not in default of its obligations under the terms of the Notes. On May 4, 2015, the Partnership sent notification to Holder to exercise its option to extend the maturity date of Note A to July 31, 2016. Holder responded that there were no issues regarding the extension to July 31, 2016. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

Although the two remaining commercial properties owned by the Registrant are 100% occupied, there remains a risk that one or both tenants could default on their respective leases. While the national industrial market improved in 2014, Registrant may require a long time period to replace one of its tenants should a default occur or should either or both of the tenants not renew their leases at the end of the lease term. In 2015 and 2014 most of the markets where Omaha has properties had reported a small improvement in employment and job growth.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

The Registrant's properties are expected to generate sufficient cash flow to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future. However, Registrant’s Note A due to the Holder, which has a current outstanding balance of $3,943,466, will mature in 2016 after Registrant exercises its final 1-year extension.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2015 increased $20,000 to approximately $248,000 as compared to approximately $228,000 for the three months ended March 31, 2014. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase. Other rental income was higher due to an increase in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $42,000 for the three months ended March 31, 2015 to approximately $140,000 from approximately $98,000 for the three months ended March 31, 2014 due primarily to lower operating expenses. Operating expenses were lower due to lower repair and maintenance costs.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended March 31, 2015 increased $12,000 to approximately $409,000 as compared to approximately $397,000 for the three months ended March 31, 2014. Total revenues were higher due to higher rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase in May 2014. Net income, which includes deductions for interest expense, increased $101,000 for the three months ended March 31, 2015 to approximately $151,000 from approximately $50,000 for the three months ended March 31, 2014 due primarily to lower depreciation expenses. The property stopped recognizing depreciation expense as of January 1, 2015 due to reclassifying the property as an asset held for sale.

Investment in Sentinel Omaha, LLC

As of March 31, 2015, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets. Omaha’s total revenues for the three months ended March 31, 2015 were approximately $10,012,000. Income before net unrealized income was approximately $1,440,000. Major expenses included approximately $2,238,000 for interest expense, $760,000 for repairs and maintenance, $1,388,000 for payroll, $1,254,000 for financing costs and $1,137,000 for real estate taxes. Omaha reported net unrealized income of approximately $2,403,000 resulting in net income of approximately $3,843,000. For the three months ended March 31, 2015, the Registrant’s equity interest in the income of Omaha was approximately $1,153,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2015. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2015.

Total revenues for the three months ended March 31, 2014 were approximately $9,556,000. Income before net unrealized income was approximately $1,830,000. Major expenses included approximately $2,405,000 for interest expense, $746,000 for repairs and maintenance, $1,352,000 for payroll, $380,000 for deferred interest costs and $1,089,000 for real estate taxes. Omaha reported net unrealized income of approximately $186,000 resulting in net income of approximately $2,016,000. For the three months ended March 31, 2014, the Registrant’s equity interest in the income of Omaha was approximately $605,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2014. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended March 31, 2014.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2015 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 12, 2015	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 12, 2015	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer