Form 10-Q
period 2015-06-30
SB PARTNERS
filed 2015-08-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014	2

	Consolidated Statements of Changes in Partners' Deficit (unaudited) for the six months ended June 30, 2015	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31

	Exhibit 32

i

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015 (Unaudited)	2014 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	4,973,553	4,866,973
Less - accumulated depreciation	(1,694,420)	(1,631,056)
	3,749,133	3,705,917

Real estate held for sale	12,026,246	12,026,246
Investment in Sentinel Omaha, LLC, net of reserve for fair value of $9,032,963 and $6,749,554 at June 30, 2015 and December 31, 2014, respectively	-	-
	15,775,379	15,732,163

Other Assets -
Cash and cash equivalents	905,988	933,373
Cash in escrow	500,218	500,194
Other	63,928	83,508
Other assets in discontinued operations	3,400	22,549

Total assets	$17,248,913	$17,271,787

Liabilities:
Unsecured loan payable	$9,828,751	$9,953,036
Mortgage note in discontinued operations	10,000,000	10,000,000
Accounts payable	282,657	292,993
Tenant security deposits	94,419	93,021
Accrued expenses	3,062,499	2,683,030
Other liabilities in discontinued operations	25,000	25,000

Total liabilities	23,293,326	23,047,080

Partners' Deficit:
Units of partnership interest without par value;
Limited partner - 7,753 units	(6,025,197)	(5,756,112)
General partner - 1 unit	(19,216)	(19,181)

Total partners' deficit	(6,044,413)	(5,775,293)

Total liabilities and partners' deficit	$17,248,913	$17,271,787

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
Revenues:
Base rental income	$160,216	$155,539	$320,432	$311,078
Other rental income	87,936	136,982	175,872	209,626
Interest on short-term investments and other	337	188	670	313

Total revenues	248,489	292,709	496,974	521,017

Expenses:
Real estate operating expenses	66,179	82,192	156,895	196,617
Interest on unsecured loan payable	126,540	126,472	250,404	251,060
Depreciation and amortization	37,141	45,126	74,282	90,252
Real estate taxes	31,362	32,665	62,724	57,636
Management fees	221,700	218,028	441,761	434,077
Other	36,520	37,185	73,923	74,694

Total expenses	519,442	541,668	1,059,989	1,104,336

Loss from operations	(270,953)	(248,959)	(563,015)	(583,319)

Equity in net income of investment	1,130,278	854,900	2,283,409	1,459,783

Reserve for value of investment	(1,130,278)	(854,900)	(2,283,409)	(1,459,783)

Loss from continuing operations	(270,953)	(248,959)	(563,015)	(583,319)

Income from discontinued operations	142,554	43,227	293,895	93,304

Net loss	(128,399)	(205,732)	(269,120)	(490,015)

Loss allocated to general partner	(17)	(27)	(35)	(63)

Loss allocated to limited partners	$(128,382)	$(205,705)	$(269,085)	$(489,952)

Loss per unit of limited partnership interest
(basic and diluted)

Loss from continuing operations	$(34.95)	$(32.11)	$(72.62)	$(75.24)
Income from discontinued operations	$18.39	$5.58	$37.91	$12.03
Net loss	$(16.56)	$(26.54)	$(34.71)	$(63.20)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
For the Six Months Ended June 30, 2015

Limited Partners:
	Units of Partnership Interest
			Cumulative Cash	Accumulated
	Number	Amount	Distributions	(Losses)	Total

Balance, January 1, 2015	7,753	$119,968,973	$(111,721,586)	$(14,003,499)	$(5,756,112)
Net loss for the period	-	-	-	(269,085)	(269,085)
Balance, June 30, 2015	7,753	$119,968,973	$(111,721,586)	$(14,272,584)	$(6,025,197)

General Partner:
	Units of Partnership Interest
			Cumulative Cash	Accumulated
	Number	Amount	Distributions	(Losses)	Total

Balance, January 1, 2015	1	$10,000	$(26,364)	$(2,817)	$(19,181)
Net loss for the period	-	-	-	(35)	(35)
Balance, June 30, 2015	1	$10,000	$(26,364)	$(2,852)	$(19,216)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(269,120)	$(490,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) of investment	(2,283,409)	(1,459,783)
Reserve for fair value of investment	2,283,409	1,459,783
Depreciation and amortization	75,594	268,040
Net decrease in operating assets	26,499	24,629
Net increase (decrease) in accounts payable	(10,336)	(97,421)
Net increase in tenant security deposits	1,398	1,399
Net increase in accrued expenses	379,469	370,957

Net cash provided by operating activites	203,504	77,589

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(24)	(24)
Capital additions to real estate owned	(106,580)	-

Net cash (used in) investing activites	(106,604)	(24)

Cash Flows From Financing Activities:
Repayment of unsecured loan payable	(124,285)	(13,973)

Net cash (used in) financing activities	(124,285)	(13,973)

Net change in cash and cash equivalents	(27,385)	63,592

Cash and cash equivalents at beginning of period	933,373	624,191

Cash and cash equivalents at end of period	$905,988	$687,783

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$388,171	$391,060

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

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2014.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2015, the Partnership owns an industrial flex property in Maple Grove, Minnesota and a warehouse distribution center in Lino Lakes, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at June 30, 2015 and December 31, 2014. See footnote 3 regarding the Partnership’s marketing the Lino Lakes property for sale.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2015	12/31/2014

Industrial flex property	1	2002	60,345 sf	$5,443,553	$5,336,973

Less: Accumulated depreciation				(1,694,420)	(1,631,056)

Investment in real estate				$3,749,133	$3,705,917

Real estate held for sale:
Warehouse distribution property	1	2005	226,000 sf	$12,026,246	$12,026,246

(3) REAL ESTATE HELD FOR SALE

During February 2015 the Partnership initiated a sales effort for Lino Lakes, its warehouse distribution property located in Lino Lakes, MN. On July 20, 2015, the Partnership executed a contract to sell Lino Lakes for a sale price of $16,050,000 to an unrelated buyer. The assets and liabilities for this property at June 30, 2015 and December 31, 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheets and the results of operations for the three and six months ended June 30, 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(4)    INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2015 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2015 and December 31, 2014.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2015	December 31, 2014

Investment in real estate, net	$288,300	$283,300
Other assets	10,933	11,707
Debt	(265,380)	(267,495)
Other liabilities	(3,743)	(5,013)
Member's equity (deficit)	$30,110	$22,499

(Unaudited)
Statement of Operations	June 30, 2015

Rent and other income	$20,351
Real estate operating expenses	(10,110)
Other expenses	(5,763)
Net unrealized income	3,133

Net income	$7,611

(5) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2015	2014

Unsecured loan payable:
Bank Loan (b):
Note A					$3,828,751	$3,953,036
Note B					6,000,000	6,000,000

					$9,828,751	$9,953,036

Mortgage note in discontinued operations:
Lino Lakes	5.800%	October, 2015	$580,000	$10,000,000	$10,000,000	$10,000,000

(a)	Annual installment payments include interest only.
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

2)

Note A in the amount of $3,828,751 as of June 30, 2015 has a maturity of July 31, 2016. Note A requires monthly payments of accrued interest at an annual fixed rate of 5% until paid in full. The Partnership made an additional principal payment of $9,570 in March 2015 and is required to pay fixed principal payments of $30,000 monthly thereafter until paid in full. On May 4, 2015, the Partnership sent notification to Holder to exercise its second option to extend the maturity date of Note A to July 31, 2016. Holder responded that there were no issues regarding the extension to July 31, 2016.

3)

Note B in the amount of $6,000,000 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B accrues interest at an annual fixed rate of 5% but only until all interest and principal have been paid in full on Note A. Thereafter Note B does not accrue any interest. Payments of interest and principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay accrued interest on the Note B obligation, then principal on the Note B obligation. If there are no distributions from Omaha prior to the Note B maturity, all interest and principal is due at maturity, subject to the above mentioned extensions. As of June 30, 2015 and December 31, 2014, $1,264,167 and $1,113,339, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

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

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of June 30, 2015 and December 31, 2014, $1,798,332 and 1,569,691, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

General

The consolidated financial statements for the three and six months ended June 30, 2015 and 2014 reflect the operations of one industrial flex property and one warehouse distribution center as well as a 30% interest in Omaha.

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

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the remaining short term of the single tenant who currently leases 100% of the space. Accordingly, Registrant engaged a broker to market the property for sale. On July 20, 2015, Registrant executed a contract to sell the property for $16,050,000 to an unrelated buyer. The sale is expected to be completed in September 2015. Net proceeds will be used first to pay off the property mortgage and all closing costs. All of the remaining proceeds will be used to pay down the Registrant’s bank loan.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2015 decreased $45,000 to approximately $248,000 as compared to approximately $293,000 for the three months ended June 30, 2014. Total revenues decreased due to a decrease in other rental income partially offset by an increase in base rental income. Base rental income increased $4,000 to approximately $160,000 for the three months ended June 30, 2015 as compared to the same period in 2014 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased $49,000 to approximately $88,000 for the three months ended June 30, 2015 from approximately $137,000 for the same period in 2014 due to lower expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN.

Loss from continuing operations increased $22,000 to a loss of approximately $271,000 for the three months ended June 30, 2015, as compared to an approximate loss of $249,000 for the three months ended June 30, 2014 due to the aforementioned decrease in revenues partially offset by a decrease in total expenses. Total expenses from operations for the three months ended June 30, 2015, decreased $23,000 to approximately $519,000 from approximately $542,000 for the three months ended June 30, 2014. Total operating expenses decreased due to lower real estate operating expenses combined with lower amortization costs. Operating expenses were lower due to lower repairs and maintenance and administrative costs at Registrant’s property located in Maple Grove, MN.

Total revenues from continuing operations for the six months ended June 30, 2015 decreased $24,000 to approximately $497,000 as compared to approximately $521,000 for the six months ended June 30, 2014. Total revenues decreased due to a decrease in other rental income partially offset by an increase in base rental income. Base rental income increased $9,000 to approximately $320,000 for the six months ended June 30, 2015 as compared to the same period in 2014 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased $34,000 to approximately $176,000 for the six months ended June 30, 2015 from approximately $210,000 for the same period in 2014 due to lower expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN.

Loss from continuing operations decreased $20,000 to a loss of approximately $563,000 for the six months ended June 30, 2015, as compared to an approximate loss of $583,000 for the six months ended June 30, 2014 due to the aforementioned decrease in revenues partially offset by a decrease in total expenses. Total expenses from operations for the six months ended June 30, 2015, decreased $44,000 to approximately $1,060,000 from approximately $1,104,000 for the six months ended June 30, 2014. Total operating expenses decreased due to lower real estate operating expenses combined with lower amortization costs. Operating expenses were lower due to lower repairs and maintenance and administrative costs at Registrant’s property located in Maple Grove, MN.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 (-18.6%) during 2008 to 2014. During 2014 and 2015 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior year. Occupancy improved at some of the properties while occupancy went down at others. Job growth continued to improve but at a slow pace. For the six months ended June 30, 2015, Omaha reported net income of approximately $7,611,000. Registrant’s share was approximately $2,283,000. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant does not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of June 30, 2015 and December 31, 2014.

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

Liquidity and Capital Resources

As of June 30, 2015, the Registrant had cash and cash equivalents of approximately $906,000. These balances are approximately $27,000 lower than cash and cash equivalents held on December 31, 2014. Cash and cash equivalents decreased during the six months ended June 30, 2015 due to interest and principal payments on Registrant’s bank loan and partnership expenses partially offset by cash flow generated from operating activities at Registrant’s two wholly owned properties.

As of June 30, 2015, Registrant’s only source of cash is rental income received from two tenants who lease 100% of the leasable space at Registrant’s two wholly owned properties. The tenants either pay directly or reimburse Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay property debt service, current debt service on Registrant’s Note A, capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note A in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at either of Registrant’s wholly owned properties if one or both of Registrant’s tenants default on their lease or fail to renew. See below Registrant’s discussion regarding the sale of the property located in Lino Lakes, MN.

Total outstanding debt at June 30, 2015 consisted of a $10,000,000 long-term non-recourse first mortgage note secured by real estate owned by the Registrant due in October 2015 and $9,828,751 under a loan agreement with a bank.

Registrant’s property located in Lino Lakes, MN is encumbered by a $10,000,000 mortgage which matures October 5, 2015. It is unlikely Registrant will be able to refinance or extend the maturity date of the mortgage due to the remaining short term of the single tenant who currently leases 100% of the space. During February, 2015, Registrant engaged a broker to market the property for sale. On July 20, 2015, Registrant executed a contract to sell the property for $16,050,000 to an unrelated buyer. The sale is expected to be completed in September 2015. Net proceeds will be used first to pay off the property mortgage and all closing costs. All of the remaining proceeds will be used to pay down the Registrant’s bank loan as described below.

The bank loan consists of Note A in the amount of $3,828,751 which matures July 2016 and Note B in the amount of $6,000,000 which matures April 2018. Many borrowers are still finding it difficult to secure debt at acceptable terms as lenders have imposed stricter terms on borrowers. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If prevailing interest rates or general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. Further, to the extent the Registrant's properties are mortgaged to secure payment of indebtedness and the Registrant is unable to meet the mortgage payments, mortgagee could foreclose or otherwise transfer the property, with a consequent loss of income and asset value to the Registrant. The Registrant has no other debt except normal trade accounts payable, accrued interest on mortgage notes payable and accrued investment management fees.

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

Sale of Real Estate Property

The sale of Registrant’s property located in Lino Lakes, MN is anticipated to be completed in September 2015. Sales proceeds after closing expenses will be used first to pay off the $10,000,000 mortgage held on the property and all remaining proceeds will be used to pay down the bank loan. It is anticipated that the excess sales proceeds after the selling expenses and the property mortgage will be sufficient to pay off the Bank Loan A Note and a portion of the Bank Loan B Note. If the A Note is paid off, interest on the B Note stops accruing.

After the sale of the property in Lino Lakes, MN, Registrant’s only current source of cash flow is from Registrant’s property located in Maple Grove, MN. Registrant expects cash flow from the Maple Grove property and capital reserves to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2015 decreased $45,000 to approximately $248,000 as compared to approximately $293,000 for the three months ended June 30, 2014. The property reported lower other rental income partially offset by higher base rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, decreased $40,000 for the three months ended June 30, 2015 to approximately $144,000 from approximately $184,000 for the three months ended June 30, 2014 due primarily to the aforementioned lower revenues partially offset by lower operating expenses. Operating expenses were lower due to lower repair and maintenance costs and utilities.

Total revenues for the six months ended June 30, 2015 decreased $25,000 to approximately $496,000 as compared to approximately $521,000 for the six months ended June 30, 2014. The property reported lower other rental income partially offset by higher base rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $2,000 for the six months ended June 30, 2015 to approximately $284,000 from approximately $282,000 for the six months ended June 30, 2014 due primarily to lower operating expenses partially offset by the aforementioned lower revenues. Operating expenses were lower due to lower repair and maintenance costs and utilities.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended June 30, 2015 increased $9,000 to approximately $409,000 as compared to approximately $400,000 for the three months ended June 30, 2014. Total revenues were higher due to higher rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase in May 2014. Net income, which includes deductions for interest expense, increased $100,000 for the three months ended June 30, 2015 to approximately $143,000 from approximately $43,000 for the three months ended June 30, 2014 due primarily to lower depreciation expenses. The property stopped recognizing depreciation expense as of January 1, 2015 due to reclassifying the property as an asset held for sale.

Total revenues for the six months ended June 30, 2015 increased $22,000 to approximately $819,000 as compared to approximately $797,000 for the six months ended June 30, 2014. Total revenues were higher due to higher rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase in May 2014. Net income, which includes deductions for interest expense, increased $201,000 for the six months ended June 30, 2015 to approximately $294,000 from approximately $93,000 for the six months ended June 30, 2014 due primarily to lower depreciation expenses. The property stopped recognizing depreciation expense as of January 1, 2015 due to reclassifying the property as an asset held for sale.

Investment in Sentinel Omaha, LLC

As of June 30, 2015, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets.

Comparison of three months ended June 30, 2015 to June 30, 2014:

Omaha’s total revenues for the three months ended June 30, 2015 were approximately $10,333,000. Income before net unrealized income was approximately $3,037,000. Major expenses included approximately $2,138,000 for interest expense, $922,000 for repairs and maintenance, $1,372,000 for payroll, and $1,158,000 for real estate taxes. Omaha reported net unrealized income of approximately $730,000 resulting in net income of approximately $3,768,000. For the three months ended June 30, 2015, the Registrant’s equity interest in the income of Omaha was approximately $1,130,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2015. As a result, Registrant reported a net zero income from equity in investment in Omaha for the quarter ended June 30, 2015.

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

Comparison of six months ended June 30, 2015 to June 30, 2014:

Total revenues for the six months ended June 30, 2015 were approximately $20,351,000. Income before net unrealized income and net realized loss was approximately $4,478,000. Major expenses included approximately $4,376,000 for interest expense, $1,681,000 for repairs and maintenance, $2,699,000 for payroll and $2,295,000 for real estate taxes. Omaha reported a net unrealized income of approximately $3,133,000 resulting in net income of approximately $7,611,000. For the six months ended June 30, 2015, the Registrant’s equity interest in the income of Omaha was approximately $2,283,000. Registrant continues to reserve 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2015. As a result, Registrant reported a net zero income from equity in investment in Omaha for the six month ended June 30, 2015.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

None

ITEM 4.  CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2015 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 14, 2015	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 14, 2015	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer