Form 10-Q
period 2015-09-30
SB PARTNERS
filed 2015-11-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014	2

	Consolidated Statements of Changes in Partners' Equity (Deficit) (unaudited) for the nine months ended September 30, 2015	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31	14-15

	Exhibit 32	16

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015 (Unaudited)	2014 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,186	4,866,973
Less - accumulated depreciation	(1,729,810)	(1,631,056)
	3,756,376	3,705,917

Real estate held for sale	-	12,026,246
Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,185,000 and $6,749,554 at September 30, 2015 and December 31, 2014, respectively	10,185,000	-
	13,941,376	15,732,163

Other Assets -
Cash and cash equivalents	1,319,894	933,373
Cash in escrow	500,232	500,194
Other	93,175	83,508
Other assets in discontinued operations	-	22,549

Total assets	$15,854,677	$17,271,787

Liabilities:
Unsecured loan payable	$5,986,888	$9,953,036
Mortgage note in discontinued operations	-	10,000,000
Accounts payable	309,107	292,993
Tenant security deposits	94,419	93,021
Accrued expenses	1,906,840	2,683,030
Other liabilities in discontinued operations	-	25,000

Total liabilities	8,297,254	23,047,080

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	7,574,884	(5,756,112)
General partner - 1 unit	(17,461)	(19,181)

Total partners' equity (deficit)	7,557,423	(5,775,293)

Total liabilities and partners' equity (deficit)	$15,854,677	$17,271,787

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015		2014
Revenues:
Base rental income	$169,067	$158,657	$489,499		$469,735
Other rental income	87,936	120,669	263,808		330,295
Interest on short-term investments	342	218	1,012		531

Total revenues	257,345	279,544	754,319		800,561

Expenses:
Real estate operating expenses	81,253	69,434	238,148		258,357
Interest on unsecured loan payable	113,380	125,511	363,784		376,571
Depreciation and amortization	40,850	45,126	115,132		135,378
Real estate taxes	31,362	32,665	94,086		97,995
Management fees	215,068	217,833	656,829		651,910
Other	41,662	38,032	115,588		112,726

Total expenses	523,575	528,601	1,583,567		1,632,937

Loss from operations	(266,230)	(249,057)	(829,248)		(832,376)

Equity in net income of investment	11,337,038	1,435,648	13,620,447		2,895,431

Reserve for value of investment	(1,152,038)	(1,435,648)	(3,435,447)		(2,895,431)

Income (loss) from continuing operations	9,918,770	(249,057)	9,355,752		(832,376)

Income from discontinued operations	113,823	52,868	407,718		146,172

Gain on sale of investment in real estate	3,569,246	-	3,569,246		-

Net income (loss)	13,601,839	(196,189)	13,332,716	#	(686,204)

Income (loss) allocated to general partner	1,754	(25)	1,720		(89)

Income (loss) allocated to limited partners	$13,600,085	$(196,164)	$13,330,996		$(686,115)

Income (loss) per unit of limited partnership interest (basic and diluted)

Income (loss) from continuing operations	$1,279.35	$(32.12)	$1,206.73		$(107.36)
Income from discontinued operations (including gain on sale)	$475.05	$6.82	$512.96		$18.85
Net income (loss)	$1,754.40	$(25.30)	$1,719.68		$(88.51)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753		7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2015 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2015	7,753	$119,968,973	$(111,721,586)	$(14,003,499)	$(5,756,112)
Net income for the period	-	-	-	13,330,996	13,330,996
Balance, September 30, 2015	7,753	$119,968,973	$(111,721,586)	$(672,503)	$7,574,884

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2015	1	$10,000	$(26,364)	$(2,817)	$(19,181)
Net income for the period	-	-	-	1,720	1,720
Balance, September 30, 2015	1	$10,000	$(26,364)	$(1,097)	$(17,461)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$13,332,716	$(686,204)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in net (income) of investment	(13,620,447)	(2,895,431)
Reserve for fair value of investment	3,435,447	2,895,431
(Gain) on sale of investment in real estate	(3,569,246)	-
Depreciation and amortization	117,100	402,060
Net (increase) decrease in operating assets	(5,464)	11,370
Net (decrease) in accounts payable	(8,886)	(122,587)
Net increase in tenant security deposits	1,398	1,399
Net (decrease) increase in accrued expenses	(776,190)	557,230

Net cash (used in) provided by operating activites	(1,093,572)	163,268

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate owned	15,595,492	-
Interest earned on capital reserve escrow acount	(38)	(36)
Capital additions to real estate owned	(149,213)	-

Net cash provided by (used in) investing activites	15,446,241	(36)

Cash Flows From Financing Activities:
Repayment of mortgage note in discontinued operations	(10,000,000)	-
Repayment of unsecured loan payable	(3,966,148)	(13,973)

Net cash (used in) financing activities	(13,966,148)	(13,973)

Net change in cash and cash equivalents	386,521	149,259

Cash and cash equivalents at beginning of period	933,373	624,191

Cash and cash equivalents at end of period	$1,319,894	$773,450

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,731,395	$585,172

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2014.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2015, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership at September 30, 2015 and December 31, 2014. See footnote 3 regarding the Partnership’s sale of the warehouse distribution property located in Lino Lakes, MN.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2015	12/31/2014

Industrial flex property	1	2002	60,345 sf	$5,486,186	$5,336,973

Less: Accumulated depreciation				(1,729,810)	(1,631,056)

Investment in real estate				$3,756,376	$3,705,917

Real estate held for sale:
Warehouse distribution property	1	2005	226,000 sf	$-	$12,026,246

(3) REAL ESTATE TRANSACTION

During February 2015 the Partnership initiated a sales effort for Lino Lakes, its warehouse distribution property located in Lino Lakes, MN. On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s unsecured loan (see Note 5). The carrying value at the time of the sale was $12,026,246 which resulted in a net gain for financial reporting purposes of $3,569,246 after closing costs of $454,508. The closing costs of $454,508 included a sale commission of $80,250 paid to an affiliate of the general partner. The historical cost of the property at the time of the sale was $15,296,036. The assets and liabilities for this property at December 31, 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheets and the results of operations for the three and nine months ended September 30, 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(4)    INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of September 30, 2015 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2015 and December 31, 2014.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2015	December 31, 2014

Investment in real estate, net	$328,400	$283,300
Other assets	11,826	11,707
Debt	(267,865)	(267,495)
Other liabilities	(4,461)	(5,013)
Member's equity	$67,900	$22,499

(Unaudited)
Statement of Operations	September 30, 2015

Rent and other income	$31,052
Real estate operating expenses	(15,399)
Other expenses	(11,906)
Net unrealized income	41,654

Net income	$45,401

(5) MORTGAGE NOTE AND UNSECURED LOAN PAYABLE

       Mortgage notes and unsecured loan payable consist of the following non-recourse first liens:

			Annual			Net Carrying Amount
	Interest		Installment		Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments		at Maturity	2015	2014

Unsecured loan payable:
Bank Loan (b):
Note A						$-	$3,953,036
Note B						5,986,888	6,000,000

						$5,986,888	$9,953,036

Mortgage note in discontinued operations:
Lino Lakes	5.800%	October, 2015	$580,000	(a)	$10,000,000	$-	$10,000,000

(a)	Annual installment payments include interest only. The mortgage note was retired on September 17, 2015 in conjunction with the sale of Lino Lakes.
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

2)	Note A which had a balance of $3,768,751 as of September 18, 2015 was paid off in full using proceeds from the sale of Lino Lakes.

3)

Note B in the amount of $5,986,888 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of Lino Lakes. Thereafter Note B does not accrue any interest. Payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions. As of September 30, 2015 and December 31, 2014, $0 and $1,113,339, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)	Until the Partnership’s obligations under Note B are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining property and investment, toward Note B while retaining the other portion to increase cash reserves. While the obligations under Note B are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of September 30, 2015 and December 31, 2014, $1,906,840 and 1,569,691, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

General

The consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 reflect the operations of one warehouse distribution center located in Lino Lakes, Minnesota and one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan.

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

Results of Operations

Total revenues from operations for the three months ended September 30, 2015 decreased $23,000 to approximately $257,000 as compared to approximately $280,000 for the three months ended September 30, 2014. Total revenues decreased due to a decrease in other rental income partially offset by an increase in base rental income. Base rental income increased $10,000 to approximately $169,000 for the three months ended September 30, 2015 as compared to the same period in 2014 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased $33,000 to approximately $88,000 for the three months ended September 30, 2015 from approximately $121,000 for the same period in 2014 due to lower expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN.

Loss from operations increased $17,000 to a loss of approximately $266,000 for the three months ended September 30, 2015, as compared to an approximate loss of $249,000 for the three months ended September 30, 2014 due to the aforementioned decrease in revenues partially offset by a decrease in total expenses. Total expenses from operations for the three months ended September 30, 2015, decreased $5,000 to approximately $524,000 from approximately $529,000 for the three months ended September 30, 2014. Total operating expenses decreased due to lower interest expense combined with lower amortization costs partially offset by higher real estate operating expenses. Operating expenses were higher due to higher repairs and maintenance and administrative costs at Registrant’s property located in Maple Grove, MN.

Total revenues from operations for the nine months ended September 30, 2015 decreased $47,000 to approximately $754,000 as compared to approximately $801,000 for the nine months ended September 30, 2014. Total revenues decreased due to a decrease in other rental income partially offset by an increase in base rental income. Base rental income increased $19,000 to approximately $489,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased $66,000 to approximately $264,000 for the nine months ended September 30, 2015 from approximately $330,000 for the same period in 2014 due to lower expense reimbursement from the tenant at Registrant’s property located in Maple Grove, MN.

Loss from operations decreased $3,000 to a loss of approximately $829,000 for the nine months ended September 30, 2015, as compared to an approximate loss of $832,000 for the nine months ended September 30, 2014 due to the aforementioned decrease in revenues partially offset by a decrease in total expenses. Total expenses from operations for the nine months ended September 30, 2015, decreased $49,000 to approximately $1,584,000 from approximately $1,633,000 for the nine months ended September 30, 2014. Total operating expenses decreased due to lower real estate operating expenses, lower interest expense and lower amortization costs. Operating expenses were lower due to lower repairs and maintenance and utility costs at Registrant’s property located in Maple Grove, MN.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 (-18.6%) during 2008 to 2014. During 2014 and 2015 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were stronger than for the prior year. Physical and economic occupancy improved at the properties during 2015. Job growth continued to improve but at a slow pace. For the nine months ended September 30, 2015, Omaha reported net income of approximately $45,401,000. Registrant’s net increase in reported equity of Omaha was approximately $13,620,000. On September 30, 2013, Omaha executed a modification and extension of its unsecured loan to December 31, 2017. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on the balance sheet as of December 31, 2014.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest payment rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the quarter ended September 30, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of September 30, 2015 less a 50% reserve.

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

Liquidity and Capital Resources

As of September 30, 2015, the Registrant had cash and cash equivalents of approximately $1,320,000. These balances are approximately $387,000 higher than cash and cash equivalents held on December 31, 2014. Cash and cash equivalents increased during the nine months ended September 30, 2015 primarily due to the sale of the Lino Lakes property. $200,000 of net sales proceeds have been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. Assuming no charges are made against this reserve, the $200,000 will be used to further pay down the remaining principal balance of the Note B. Cash and cash equivalents also increased due to cash flow generated from operating activities at Registrant’s two wholly owned properties partially offset by interest and principal payments on Registrant’s bank loan and partnership expenses.

As of September 30, 2015, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remainder cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercise its right to terminate the lease early or fails to renew.

Total outstanding debt at September 30, 2015 consisted of Note B at $5,986,888. The loan matures April 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

Although the remaining commercial property owned by the Registrant is 100% occupied, there remains a risk that the tenant could default on its lease or exercise its early termination option. While the national industrial market improved in 2014, Registrant may require a long time period to replace its tenant should a default occur or the tenant not renew its lease at the end of the lease term. In 2015 and 2014 most of the markets where Omaha has properties had reported a small improvement in employment and job growth.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

The Registrant's wholly owned property is expected to generate sufficient cash flow to cover operating and capital improvement costs, and other working capital requirements of the Registrant for the foreseeable future.

Sale of Real Estate Property

The sale of Registrant’s property located in Lino Lakes, MN was completed on September 17, 2015. Sales proceeds after closing expenses was used first to retire the $10,000,000 mortgage secured by the property and most of the remaining proceeds were used to pay off the bank loan A Note, accrued interest on the bank loan B Note and a portion of the bank loan B Note principal. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. Under the terms of the Bank Loan Agreement, once the A Note is paid off, interest on the B Note stops accruing.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2015 decreased $23,000 to approximately $257,000 as compared to approximately $280,000 for the three months ended September 30, 2014. The property reported lower other rental income partially offset by higher base rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, decreased $28,000 for the three months ended September 30, 2015 to approximately $153,000 from approximately $181,000 for the three months ended September 30, 2014 due primarily to the aforementioned lower revenues combined with higher operating expenses. Operating expenses were higher due to higher repair and maintenance costs and amortization costs.

Total revenues for the nine months ended September 30, 2015 decreased $47,000 to approximately $754,000 as compared to approximately $801,000 for the nine months ended September 30, 2014. The property reported lower other rental income partially offset by higher base rental income. Base rental income was higher in 2015 as the tenant received a scheduled rent increase. Other rental income was lower due to a decrease in operating expense reimbursements from the tenant. Net income, which includes deductions for depreciation, increased $28,000 for the nine months ended September 30, 2015 to approximately $436,000 from approximately $464,000 for the nine months ended September 30, 2014 due primarily to lower operating expenses partially offset by the aforementioned lower revenues. Operating expenses were lower due to lower repair and maintenance costs and utilities.

435 Park Court (Lino Lakes, Minnesota)

Total revenues for the three months ended September 30, 2015 decreased $65,000 to approximately $347,000 as compared to approximately $412,000 for the three months ended September 30, 2014. Total revenues were lower due to the sale of Lino Lakes on September 17, 2015. Net income, which includes deductions for interest expense, increased $61,000 for the three months ended September 30, 2015 to approximately $114,000 from approximately $53,000 for the three months ended September 30, 2014 due primarily to lower depreciation expenses. The property stopped recognizing depreciation expense as of January 1, 2015 due to reclassifying the property as an asset held for sale.

Total revenues for the nine months ended September 30, 2015 decreased $44,000 to approximately $1,165,000 as compared to approximately $1,209,000 for the nine months ended September 30, 2014. Total revenues were lower due to the sale of Lino Lakes on September 17, 2015. Net income, which includes deductions for interest expense, increased $262,000 for the nine months ended September 30, 2015 to approximately $408,000 from approximately $146,000 for the nine months ended September 30, 2014 due primarily to lower depreciation expenses. The property stopped recognizing depreciation expense as of January 1, 2015 due to reclassifying the property as an asset held for sale.

Investment in Sentinel Omaha, LLC

As of September 30, 2015, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets.

Comparison of three months ended September 30, 2015 to September 30, 2014:

Omaha’s total revenues for the three months ended September 30, 2015 were approximately $10,700,000. Loss before net unrealized income was approximately $732,000. Major expenses included approximately $4,964,000 for interest expense, $979,000 for repairs and maintenance, $1,261,000 for payroll, and $1,219,000 for real estate taxes. Omaha reported net unrealized income of approximately $38,522,000 resulting in net income of approximately $37,790,000. For the three months ended September 30, 2015, the Registrant’s equity interest in the income of Omaha was approximately $11,337,000. Registrant has reserved 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2015. As a result, Registrant reported a net $10,185,000 increase in equity in investment in Omaha for the quarter ended September 30, 2015.

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

Revenues increased from 2014 to 2015 primarily due to higher physical and economic occupancy. Operating expenses were higher due to a significant increase in interest expense combined with increase in real estate operating expenses and real estate taxes. Interest expense was higher due to the prepayment penalties paid by Omaha to refinance six real estate investments which were secure by a single credit facility.

Comparison of nine months ended September 30, 2015 to September 30, 2014:

Total revenues for the nine months ended September 30, 2015 were approximately $31,052,000. Income before net unrealized income was approximately $3,747,000. Major expenses included approximately $9,339,000 for interest expense, $2,660,000 for repairs and maintenance, $4,021,000 for payroll and $3,514,000 for real estate taxes. Omaha reported a net unrealized income of approximately $41,654,000 resulting in net income of approximately $45,401,000. For the nine months ended September 30, 2015, the Registrant’s equity interest in the income of Omaha was approximately $13,620,000. Registrant has reserved 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended ended September 30, 2015. As a result, Registrant reported a net $10,185,000 increase in equity in investment in Omaha for the nine months ended September 30, 2015.

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

Revenues increased from 2014 to 2015 primarily due to higher physical and economic occupancy. Operating expenses were higher due to a significant increase in interest expense combined with increase in real estate operating expenses and real estate taxes. Interest expense was higher due to the prepayment penalties paid by Omaha to refinance six real estate investments which were secure by a single credit facility.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2015 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 11, 2015	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 11, 2015	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer