Form 10-K
period 2015-12-31
SB PARTNERS
filed 2016-03-29
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2015

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2015, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2015 owned 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of multi-family properties located in secondary and tertiary markets. During 2015 physical and economic occupancy improved at most of Omaha’s properties. Capitalization rates for older properties in tertiary markets where Omaha owns most of its properties generally were lower than for the prior year. Job growth continued to improve but at a slow pace. On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Prior to this date, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. By September 30, 2015, the prepayment penalties were low enough that, combined with higher property valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Omaha reports on a fair value basis and for 2015, Omaha reported an increase in the value of its portfolio of $72,315,000 over 2014. The total real estate portfolio value of $355,615,000 as of December 31, 2015 consists of the same properties which made up Omaha’s portfolio as of December 31, 2014. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. Based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to continue to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the underlying mortgages and after paying off the balance of the unsecured bank loan at maturity, make distributions to its investors thereby returning a portion of the original invested capital. Therefore, Registrant as of the year ended December 31, 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve for possible unforeseen disruptions in the property and capital markets.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. However, tenant has on ongoing option to terminate the lease after July 31, 2017 under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Registrant owned a warehouse distribution property located in Lino Lakes, MN. The property was encumbered by a $10,000,000 mortgage which matured on October 5, 2015. On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. The assets and liabilities for this property for 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2015, 2014 and 2013 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying Consolidated Financial Statements.

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

General

The Registrant's investments consist of direct or indirect investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's real estate investments and the Registrant's financial condition will be dependent upon its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex space or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew the leases of a significant number of tenants, re-lease vacant spaces or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Debt Servicing and Financing

Total outstanding debt at December 31, 2015 consists of a bank loan at $5,986,888. The loan matures April 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

2)	Note A which had a balance of $3,768,751 as of September 18, 2015 was paid off in full using proceeds from the sale of the property in Lino Lakes.

3)

Note B in the amount of $5,986,888 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of the property in Lino Lakes. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions. As of December 31, 2015 and 2014, $0 and $1,113,339, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. Registrant’s obligations under the Notes may be accelerated upon default.

5)

Until Registrant’s obligations under Note B are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining property and investment, toward the repayment of Note B while retaining the other portion to increase cash reserves. On May 28, 2015, the Partnership paid $24,715 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2015. On May 28, 2014, the Partnership paid $13,973 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the year ended April 30, 2014. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

6)

Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Notes remain outstanding. As of December 31, 2015 and 2014, $2,019,239 and $1,569,691, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Competition

The Registrant competes for tenants with many other real estate owners. The success of the Registrant in attracting tenants for its property will depend upon its ability to maintain its property and its attractiveness to tenants, new property developments, local conditions, and changing demographic trends. The Registrant's property is located in a developed area that includes other, similar properties. The number of competitive properties in a particular area could have a material effect on the Registrant's ability to lease industrial flex space and on the rents charged at such property.

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2015. Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2015 is as follows:

		Description
Property	Location	Sq. Ft.	Units	Acres	Acquisition Date	Percent Ownership	Occupancy at 12/31/2015	Mortgage Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Eagle Lake Business Center IV is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an amendment to the lease to, among other items, extend the maturity of the lease to October 31, 2019. However, tenant has an ongoing option to terminate the lease after July 31, 2017 under certain conditions including the payment of an early termination penalty, as set forth in the amended lease terms.

Investment in Sentinel Omaha LLC:
13 garden apartment properties and one high-rise apartment property
	10 U.S. markets	n/a	4,043	n/a	Sept. 07	30%	93%	n/a

Additional information regarding properties owned by the Registrant:

	2015	2014	2013	2012	2011
Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)(e)	100.00%	100.00%	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (d)	93.00%	91.00%	90.00%	90.00%	91.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (f)	$17	$18	$15	$15	$15
435 Park Court (c) (e) (f)	$6	$6	$6	$6	$6
Investment in Sentinel Omaha, LLC (d) (g)	$9,474	$8,834	$8,152	$7,975	$7,707

(a)	For period of ownership.
(b)	Property was purchased June 12, 2002.
(c)	Property was purchased on October 5, 2005.
(d)	Investment was purchased September 2007.
(e)	Property was sold on September 17, 2015.
(f)

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

(g)

Average per apartment unit per annum. Gross potential rent, less concessions and vacancies, divided by the total number of apartment units at the property. Amounts are annualized for periods of ownership of less than one year.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2015 was 2,476.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant did not declare a distribution for 2015, 2014 or 2013. Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Loan Agreement are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,016	$1,087	$896	$880	$920
Operating Expenses, Less Depreciation and Amortization	(1,834)	(2,002)	(1,983)	(1,969)	(1,953)
Depreciation and Amortization	(161)	(167)	(190)	(195)	(177)

Loss from Operations	(979)	(1,082)	(1,277)	(1,284)	(1,210)
Equity in Net Income (Loss) of Investment	22,142	5,081	1,669	(3,346)	(763)
Reserve for Value of Investment	(7,696)	(5,081)	(1,669)	3,346	763

Income (Loss) from Continuing Operations	13,467	(1,082)	(1,277)	(1,284)	(1,210)

Income from Discontinued Operations	401	207	174	179	182
Gain on Sale of Investments in Real Estate	3,569	-	-	-	-

Net Income (Loss)	$17,437	$(875)	$(1,103)	$(1,105)	$(1,028)

Income (Loss) from Continuing Operations per Unit of Partnership Interest:	$1,737	$(140)	$(165)	$(166)	$(156)

Income from Discontinued Operations per Unit of Partnership Interest:	$52	$27	$22	$23	$23

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,716	$3,706	$3,833	$3,902	$4,043
Real Estate Assets Held for Sale	$-	$12,026	$12,379	$12,733	$13,086
Investment in Sentinel Omah, LLC, net	$14,446	$-	$-	$-	$-
Other Assets in Discontinued Operations	$-	$23	$22	$24	$26
Total Assets	$20,134	$17,272	$17,482	$17,740	$18,202
Loan Payable	$5,987	$9,953	$9,967	$9,983	$10,070
Mortgage Note in Discontinued Operations	$-	$10,000	$10,000	$10,000	$10,000
Other Liabilities in Discontinued Operations	$-	$25	$25	$25	$25
Partners' Equity (Deficit)	$11,662	$(5,775)	$(4,900)	$(3,797)	$(2,691)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2015, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2015 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 reflect the operations of one warehouse distribution center located in Lino Lakes, Minnesota and one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. Registrant’s property located in Lino Lakes, MN was encumbered by a $10,000,000 mortgage which matured October 5, 2015. On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. The assets and liabilities for this property for 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2015, 2014 and 2013 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2015.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire on July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. However, tenant has on ongoing option to terminate the lease after July 31, 2017 under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Registrant's property is regularly evaluated for impairment. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. If the Partnership incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different from those, if any, in the consolidated financial statements.

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2014 and 2015 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015. Job growth continued to improve but at a slow pace. For the year ended December 31, 2015, Omaha reported net income of approximately $73,807,000, including net unrealized gains of approximately $63,779,000. Registrant’s net increase in reported equity of Omaha was approximately $22,142,000.

Omaha’s total real estate portfolio value of $355,615,000 as of December 31, 2015 consists of the same properties which made up Omaha’s portfolio as of December 31, 2014. On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to December 31, 2017. The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven if Omaha timely pays the above mentioned required principal payments, as defined in the amended loan agreement. During 2015, 2014 and 2013, Omaha paid $15,000,000, $6,500,000 and $3,000,000, respectively to the holder of the unsecured loan in accordance with the amendment and restatement agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value of its investment in Omaha on its balance sheet as of December 31, 2014.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that, combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve.

For the year 2015, Omaha reported net investment income of $10,027,589 of which the Registrant’s interest was $3,008,277. In addition, Omaha reported net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements of $63,779,408 of which Registrant’s interest was $19,133,822 for 2015.

For the year 2014, Omaha reported net investment income of $10,028,642 of which the Registrant’s interest was $3,008,593. In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $2,072,009 for 2014

During 2013, Omaha reported net income of $6,742,317 of which Registrant’s share was $2,022,695. However, for 2013, Registrant’s share of the net income from Omaha was reduced for the unrecognized loss from 2012 of $353,743. For the year 2013, the Registrant’s interest in the net investment income and realized loss from the sale of property of Omaha was $1,776,592 and ($7,761,115), respectively. In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $8,007,218 for 2013.

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

The accounting guidance for Fair Value Measurements establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in determining fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level of input that is significant to the fair value measurement.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on the assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

The three levels of fair value hierarchy are described below:

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-3), which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The Partnership will adopt ASU 2015-3 on January 1, 2016, and it is not expected to have a material impact on the Partnership’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (ASU 2016-2), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-2 is effective for annual periods beginning after December 15, 2018, and requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. The Partnership is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and disclosures.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, the Registrant’s contractual obligations consisted of a loan payable. Principal payments under the loan payable are due as follows:

For the year ending December 31,
2016	-
2017	-
2018	5,986,888
2019	-
2020	-
Thereafter	-

Total	$5,986,888

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, Registrant had cash and cash equivalents of approximately $1,207,000 as compared to approximately $933,000 as of December 31, 2014. Cash and cash equivalents increased during the year ended December 31, 2015 primarily due to rental income received from the tenants leasing space at Registrant’s properties less operating expenses, partnership expenses paid and debt service obligations. Restricted cash consists of a portion of net proceeds from the sale of the Lino Lakes property. $200,000 of net sales proceeds have been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. Assuming no charges are made against this reserve, the $200,000 will be used to further pay down the remaining principal balance of the Note B.

As of December 31, 2015, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew.

Total outstanding debt at December 31, 2015 consisted of Note B at $5,986,888. Under the terms of the Bank Loan Agreement, once the A Note is paid off, interest on the B Note stops accruing. The loan matures April 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports on a fair value basis and for 2015, Omaha reported an increase in the value of its portfolio of $72,315,000 over 2014. The total real estate portfolio value of $355,615,000 as of December 31, 2015 consists of the same properties which made up Omaha’s portfolio as of December 31, 2014. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. The national industrial market improved in 2015 and 2014, however, Registrant may still require a longer time period to replace the tenant at its property should a default occur or should the tenant not renew its lease at the end of the lease term.

Registrant did not pay a distribution in 2015. There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the Bank Loan Agreement are outstanding, Registrant is precluded from making distributions to its Unit holders.

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to cover operating and capital improvement costs, and other working capital requirements of the Registrant so long as the tenant remains in place.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2015 VS. 2014

Total revenues from operations decreased $71,000 to approximately $1,016,000 in 2015 from approximately $1,087,000 in 2014 due to lower other income partially offset by higher rental income and interest income on short term investments. Real estate tax and operating expense reimbursements from the Maple Grove property were lower in 2015 due to the final determination of prior year operating costs charged to the tenant in 2014. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. The increase in interest income is due to higher cash funds available for short term investment during 2015.

The Registrant reported a net loss from operations of approximately $979,000 in 2015, an improvement of $104,000 as compared to a net loss from operations of approximately $1,083,000 in 2014. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from operations was due to lower total expenses partially offset by lower total revenues. Total expenses from operations for 2015 decreased $175,000 to approximately $1,995,000 from approximately $2,170,000 in 2014, due to decreases in interest expense of $143,000, amortization costs of $19,000 and real estate operating expenses of $20,000. This decrease was partially offset by a decrease of depreciation expense of $12,000.

Registrant’s equity interest in the net investment income of Omaha was approximately $3,008,000 for 2015.  Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value as of December 31, 2014. Equity in net increase in net assets increased $17,061,000 to an income of approximately $22,142,000 for 2015 compared to income of approximately $5,081,000 for 2014. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. For 2015, Omaha reported an increase in the value of its portfolio of $72,315,000.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve.

On September 17, 2015, Registrant completed the sale of its warehouse distribution property located in Lino Lakes, Minnesota. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. The assets and liabilities for this property for 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2015, 2014 and 2013 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Registrant has reported a gain on the sale of the property of $3,569,246 in the accompanying financial statements over the carrying value. See note 4 to the accompanying Consolidated Financial Statements.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues decreased $71,000, to approximately $1,015,000 in 2015 compared with approximately $1,086,000 in 2014. Net income, which includes deductions for depreciation, decreased $66,000 to approximately $581,000 in 2015 from approximately $647,000 in 2014. The property has been 100% leased and occupied by the same single tenant for both years. The decrease in total revenue was due to lower other income partially offset by higher rental income. Real estate tax and operating expense reimbursements were lower in 2015 due to the final determination of prior year operating costs charged to the tenant in 2014. Rental income increased due to a scheduled increase in base rent for the tenant. The decrease in net income was due to the decrease in revenues partially offset by a decrease in operating expenses. The decrease in operating expenses was primarily due to decreases in repairs and maintenance of $12,000, utilities of $5,000 and real estate tax expense of $5,000.

According to a market report by Cushman and Wakefield, the Minneapolis Metropolitan Statistical Area (“MSA”) MSA’s industrial market reported that vacancy rates for industrial space has hit a ten-year low and rental rates increased due to higher asking rates for newly delivered product. New construction starts slowed in the third quarter of 2015 after more than 2.1 million square feet was completed.

435 Park Court (Lino Lakes, Minnesota)

Total revenues decreased $457,000, to approximately $1,165,000 in 2015 compared with approximately $1,622,000 in 2014 due to the sale of the property on September 17, 2015. Income from discontinued operations increased $194,000 to approximately $401,000 in 2015 from approximately $207,000 in 2014. The property has been 100% leased and occupied by the same single tenant for both years. The increase in income from discontinued operations was primarily due to a decrease in depreciation expense. The Registrant stop recognizing depreciation expense at the end of 2014 when it classified the property as real estate held for sale.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2015 and 2014, Omaha did not purchase or sell any properties in its portfolio.

Total revenues for 2015 were approximately $41,850,000. Net investment income before net unrealized depreciation and appreciation was $10,028,000. Major expenses included $10,858,000 of interest expense, $3,696,000 for repairs and maintenance, $5,399,000 for payroll and $4,412,000 for real estate taxes. In addition, Omaha reported a net unrealized appreciation based on the valuation of the remaining real estate assets, related mortgages, and interest rate protection agreements of $63,779,000. For the year 2015, the Registrant’s equity interest in the income of Omaha was approximately $22,142,000.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2014 VS. 2013

Total revenues from operations increased 191,000 to approximately $1,087,000 in 2014 from approximately $896,000 in 2013 due to higher rental income, other income and interest income on short term investments. Rental income increased due to a scheduled increase in base rent for the tenant at Eagle Lake IV. Real estate tax and operating expense reimbursements from Eagle Lake IV were higher in 2014 due to the final determination of prior year operating costs charged to the tenant in 2014. The increase in interest income is due to higher cash funds available for short term investment during 2014.

The Registrant reported a net loss from operations of approximately $1,083,000 in 2014, an improvement of $195,000 as compared to a net loss from operations of approximately $1,278,000 in 2013. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from operations was due to higher total revenues combined with lower total expenses. Total expenses from operations for 2014 decreased $4,000 to approximately $2,170,000 from approximately $2,174,000 in 2013, due to decreases in depreciation and amortization costs of $23,000 and a decrease in real estate operating expenses of $12,000. This decrease was partially offset by an increase of management fees of $12,000 and partnership expenses of $11,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 24 through 38 of this Annual Report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 39 through 40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2015 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	73	Director

Millie C. Cassidy	70	President & Director

David Weiner	80	Chief Executive Officer & Director

Martin Cawley	59	Vice President

Leland J. Roth	52	Treasurer

John H. Zoeller	56	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 34 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2015, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2015, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,103.5 Units of Limited Partnership Interest, representing 40.03% of the outstanding number of Units on December 31, 2015. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on September 8, 2015, when the total number of Units held reached 40% of the outstanding number of Units.

(c)	During the year ended December 31, 2015, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $875,788, $869,228 and $857,041 for the years ended December 31, 2015, 2014, and 2013, respectively. Of the amounts earned in 2015, 2014 and 2013, $449,548, $442,988 and $430,618, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2015 and 2014. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2015, 2014 or 2013.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $117,004, $131,120 and $128,139 in 2015, 2014, and 2013, respectively.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. An affiliate of the General Partner was paid a leasing commission of $63,948 for the lease extension.

On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the General Partner.

In November 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2015, 2014 and 2013 were $54,000 each year.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2015, 2014 and 2013, the Registrant’s equity interest in the net income (loss) of Omaha was approximately $22,142,000, $5,081,000 and $2,023,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate was not paid an annual fee in 2015, 2014 or 2013.

Reference is made to Items 10 and 11, and Notes 2, 4, 5, 6 and 10 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $110,000 for each of the years ended December 31, 2015 and 2014, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2015 and 2014 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2015 and 2014, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2015 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

	(2)	Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 24. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)     Exhibits -

Exhibit No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2015

101.INS **	XBRL Instance
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation
101.DEF **	XBRL Taxonomy Extension Definition
101.LAB **	XBRL Taxonomy Extension Labels
101.PRE **	XBRL Taxonomy Extension Presentation

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 29, 2016	By:	/s/ David Weiner
David Weiner

Principal Financial & Accounting Officer
Dated: March 29, 2016	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David Weiner	Chief Executive Officer	March 29, 2016
David Weiner

/s/ John H. Zoeller	Chief Financial Officer	March 29, 2016
John H. Zoeller	(Principal Financial & Accounting Officer)

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2015 and 2014	26

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	27

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	28

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	29

Notes to Consolidated Financial Statements	30 – 38

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015	39-40

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.

Shelton, Connecticut

March 22, 2016

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	4,866,973
Less - accumulated depreciation	(1,769,982)	(1,631,056)
	3,716,203	3,705,917

Real estate held for sale	-	12,026,246
Investment in Sentinel Omaha, LLC, net of reserve for fair value of $14,445,826 and $6,749,554 at December 31, 2015 and 2014, respectively	14,445,826	-
	18,162,029	15,732,163

Other Assets -
Cash and cash equivalents	1,206,899	933,373
Restricted cash	200,000	-
Cash in escrow	500,244	500,194
Other	64,843	83,508
Other assets in discontinued operations	-	22,549

Total assets	$20,134,015	$17,271,787

Liabilities:
Loan payable	$5,986,888	$9,953,036
Mortgage note in discontinued operations	-	10,000,000
Accounts payable	370,209	292,993
Tenant security deposits	95,818	93,021
Accued expenses	2,019,239	2,683,030
Other liabilities in discontinued operations	-	25,000

Total liabilities	8,472,154	23,047,080

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	11,678,793	(5,756,112)
General partner - 1 unit	(16,932)	(19,181)

Total partners' equity (deficit)	11,661,861	(5,775,293)

Total liabilities and partners' equity (deficit)	$20,134,015	$17,271,787

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Base rental income	$662,991	$629,951	$608,579
Other rental income	351,743	456,391	287,103
Interest on short-term investments and other	1,353	961	360

Total revenues	1,016,087	1,087,303	896,042

Expenses:
Real estate operating expenses	314,306	334,195	346,159
Interest on loan payable	365,183	508,197	504,261
Depreciation and amortization	160,764	167,120	189,649
Real estate taxes	125,449	130,661	127,190
Management fees	875,788	869,228	857,041
Other	153,473	160,464	149,453

Total expenses	1,994,963	2,169,865	2,173,753

Loss from operations	(978,876)	(1,082,562)	(1,277,711)

Equity in net income of investment	22,142,099	5,080,602	1,668,952

Reserve for value of investment	(7,696,273)	(5,080,602)	(1,668,952)

Income (loss) from continuing operations	13,466,950	(1,082,562)	(1,277,711)

Income from discontinued operations	400,958	207,283	174,472

Net gain on sale of investment in real estate property	3,569,246	-	-

Net income (loss)	17,437,154	(875,279)	(1,103,239)

Income (loss) allocated to general partner	2,249	(113)	(142)

Income (loss) allocated to limited partners	$17,434,905	$(875,166)	$(1,103,097)

Income (loss) per unit of limited partnership interest (basic and diluted)

Income (loss) from continuing operations	$1,737.00	$(139.63)	$(164.80)
Income from discontinued operations (including gain on sale)	$512.09	$26.74	$22.50
Net income (loss)	$2,249.09	$(112.89)	$(142.30)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the years ended December 31, 2015, 2014 and 2013

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income (Losses)	Total

Balance, January 1, 2013	7,753	$119,968,973	$(111,721,586)	$(12,025,236)	$(3,777,849)
Net loss for the year	-	-	-	(1,103,097)	(1,103,097)

Balance, December 31, 2013	7,753	119,968,973	(111,721,586)	(13,128,333)	(4,880,946)
Net loss for the year	-	-	-	(875,166)	(875,166)

Balance, December 31, 2014	7,753	119,968,973	(111,721,586)	(14,003,499)	(5,756,112)
Net income for the year	-	-	-	17,434,905	17,434,905

Balance, December 31, 2015	7,753	$119,968,973	$(111,721,586)	$3,431,406	$11,678,793

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2013	1	$10,000	$(26,364)	$(2,562)	$(18,926)
Net loss for the year	-	-	-	(142)	(142)

Balance, December 31, 2013	1	10,000	(26,364)	(2,704)	(19,068)
Net loss for the year	-	-	-	(113)	(113)

Balance, December 31, 2014	1	10,000	(26,364)	(2,817)	(19,181)
Net income for the year	-	-	-	2,249	2,249

Balance, December 31, 2015	1	$10,000	$(26,364)	$(568)	$(16,932)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$17,437,154	$(875,279)	$(1,103,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain on sale of investment in real estate property	(3,569,246)	-	-
Equity in net income of investment	(22,142,099)	(5,080,602)	(1,668,952)
Reserve for fair value of investment	7,696,273	5,080,602	1,668,952
Depreciation and amortization	162,732	522,695	545,223
Net decrease (increase) in operating assets	17,408	(2,816)	678
Net increase (decrease) in accounts payable	52,216	(71,353)	125,535
Net increase in tenant security deposits	2,798	2,798	2,798
Net (decrease) increase in accrued expenses	(663,791)	747,160	733,682

Net cash provided by (used in) operating activites	(1,006,555)	323,205	304,677

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	15,595,492	-	-
Interest earned on capital reserve escrow acount	(50)	(50)	(60)
Capital additions to real estate owned	(149,213)	-	(66,845)

Net cash provided by (used in) investing activites	15,446,229	(50)	(66,905)

Cash Flows From Financing Activities:
Repayment of mortgage note in discontinued operations	(10,000,000)	-	-
Repayment of loan payable	(3,966,148)	(13,973)	(16,455)
Increase in restricted cash	(200,000)	-	-

Net cash (used in) financing activities	(14,166,148)	(13,973)	(16,455)

Net change in cash and cash equivalents	273,526	309,182	221,317

Cash and cash equivalents at beginning of year	933,373	624,191	402,874

Cash and cash equivalents at end of year	$1,206,899	$933,373	$624,191

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,881,719	$784,030	$784,261

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

(c)	Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:

	(in years)
Buildings and Improvements	5	to	40
Furnishings	5	to	7

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

(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2015 is estimated to be fully realizable.

(e)	Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.
(f)

For financial reporting purposes, the Partnership considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. From time to time, the Partnership has on deposit at financial institutions amounts that exceed current federal deposit insurance limitations. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

(g)

The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value. Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes. Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change. (see Notes 5 and 6)

(h)

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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $875,788, $869,228 and $857,041 for the years ended December 31, 2015, 2014, and 2013, respectively. Of the amounts earned in 2015, 2014 and 2013, $449,548, $442,988 and $430,618, respectively has been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts are included in accrued expenses on the balance sheet as of December 31, 2015 and 2014. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2015, 2014 or 2013.

(3) INVESTMENTS IN REAL ESTATE

During 2015 and 2014, the Partnership owned an industrial flex property in Maple Grove, Minnesota and a warehouse distribution property in Lino Lakes, Minnesota (see note 4). The following is the cost basis and accumulated depreciation of the real estate investments owned by the Partnership as of December 31, 2015 and 2014:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/15	12/31/14

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,336,973

Less: accumulated depreciation				(1,769,982)	(1,631,056)

Net book value				$3,716,203	$3,705,917

Real estate held for sale:
Warehouse distribution property	1	2005	226,000 sf	$-	$12,026,246

(4) REAL ESTATE TRANSACTION

During February 2015 the Partnership initiated a sales effort for Lino Lakes, its warehouse distribution property located in Lino Lakes, MN. On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s loan (see Note 7). The carrying value at the time of the sale was $12,026,246 which resulted in a net gain for financial reporting purposes of $3,569,246 after closing costs of $454,508. The closing costs of $454,508 included a sale commission of $80,250 paid to an affiliate of the general partner. The historical cost of the property at the time of the sale was $15,296,036. The assets and liabilities for this property at December 31, 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheets and the results of operations for the years ended December 31, 2015, 2014 and 2013 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(5) ASSETS MEASURED AT FAIR VALUE

The accounting guidance for Fair Value Measurements establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in determining fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level of input that is significant to the fair value measurement.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on the assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2015 and 2014:

	Level 3:
	Significant
	Unobservable	2015
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$28,891,652	$28,891,652
Reserve for fair value of investment	(14,445,826)	(14,445,826)

Total assets	$14,445,826	$14,445,826

	Level 3:
	Significant
	Unobservable	2014
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$6,749,554	$6,749,554
Reserve for fair value of investment	(6,749,554)	(6,749,554)

Total assets	$-	$-

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2014	$1,668,951	$(1,668,951)	$-
Equity in net income of investment	5,080,602	-	5,080,602
Increase in reserve	-	(5,080,602)	(5,080,602)
Balance at December 31, 2014	6,749,553	(6,749,553)	-
Equity in net income of investment	22,142,099	-	22,142,099
Increase in reserve	-	(7,696,273)	(7,696,273)
Balance at December 31, 2015	$28,891,652	$(14,445,826)	$14,445,826

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve (see Note 6).

(6) INVESTMENT SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2015 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015.

Balance Sheet	2015	2014

Investment in real estate properties, at fair value	$355,615	$283,300
Other assets	13,552	11,707
Debt	(267,674)	(267,495)
Other liabilities	(5,187)	(5,013)
Members' equity	$96,306	$22,499

Statement of Operations	2015	2014	2013

Rent and other income	$41,850	$39,125	$39,179
Real estate operating expenses	(20,221)	(18,871)	(20,070)
Other expenses	(11,601)	(10,225)	(13,187)
Net unrealized gains	63,779	6,907	26,691
Net realized (losses)	-	-	(25,871)

Net income	$73,807	$16,936	$6,742

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

The values of real estate properties have been prepared giving consideration to the income and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Generally, the income approach carries the most weight in the value reconciliation. Omaha’s real estate properties are classified within Level 3 of the valuation hierarchy.

The mortgage notes payable are all variable rate loans at December 31, 2015; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2015 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)
Investment in real estate properties	$355,615	Discounted cash flows (DCF)	Discount rate	6.75%	-	10.0%	(7.79%)

			Capitalization rate	5.25%	-	6.5%	(5.91%)

			DCF Term (years)	10

(7) MORTGAGE NOTE AND LOAN PAYABLE

Mortgage note and loan payable consist of the following non-recourse first liens:

					Net Carrying Amount
			Annual		December 31,
	Interest		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2015	2014

Loan payable:

Bank Loan (b):
Note A					0	3,953,036
Note B					5,986,888	6,000,000
					$5,986,888	$9,953,036

Mortgage note in discontinued operations:

Lino Lakes (a)	5.80%	October, 2015	$580,000	$10,000,000	$0	$10,000,000

(a)	Annual installment payments include interest only. The mortgage was repaid in full in September 2015 in connection with the sale of Lino Lakes.
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

3)

Note B in the amount of $5,986,888 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of Lino Lakes. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions. As of December 31, 2015 and 2014, $0 and $1,113,339, respectively of Note B interest has been accrued and is included in accrued expenses on the balance sheet.

4)

The Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Note B may be accelerated upon default.

5)

Until the Partnership’s obligations under the Note B are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. During May 2015 and May 2014, the Partnership paid $9,570 and $13,973, respectively to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the years ended April 30, 2015 and 2014. While the obligations under Note B are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Notes remain outstanding. As of December 31, 2015 and 2014, $2,019,239 and $1,569,691, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Scheduled principal payments on the loan payable are as follows:

2016	-
2017	-
2018	5,986,888
2019	-
2020	-
Thereafter	-

Total	$5,986,888

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from Continuing Operations	Net Income (Loss)	Net Income (Loss) per Unit of Limited Partnership Interest	Equity Income on Investment
Year ended December 31, 2015

First Quarter	$248,485	$(140,724)	$(18.15)	$1,153,131
Second Quarter	248,489	(128,399)	(16.56)	1,130,278
Third Quarter	257,345	13,601,839	1,754.40	11,337,038
Fourth Quarter	261,768	4,104,438	529.40	8,521,652

Year ended December 31, 2014

First Quarter	$228,308	$(284,283)	$(36.67)	$604,883
Second Quarter	292,709	(205,732)	(26.53)	854,900
Third Quarter	279,544	(196,189)	(25.30)	1,435,648
Fourth Quarter	286,742	(189,075)	(24.39)	2,185,171

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:in

	For the Years Ended December 31,
	2015	2014	2013

Net income (loss) for financial reporting purposes	$17,437,154	$(875,279)	$(1,103,239)

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	749,124	-	2,758,177

Difference between tax and financial statement equity in net loss of investment	(14,750,473)	(247,710)	(8,773,783)

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	(619,789)	791,155	774,618

Difference between tax and financial statement depreciation	(230,508)	20,879	(15,450)

Net income (loss) for Federal income tax reporting purposes	$2,585,508	$(310,955)	$(6,359,677)

Net ordinary loss for Federal income tax reporting purposes	$(1,043,005)	$(310,955)	$(1,356,740)
Net capital (Sec. 1231) gain (loss) for Federal income tax reporting purposes	3,628,513	-	(5,002,937)

	$2,585,508	$(310,955)	$(6,359,677)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2015 and 2014, the tax bases of the Partnership's assets and liabilities were approximately $19,724,176 and $14,488,665 of assets, and $8,472,154 and $23,047,080 of liabilities, respectively.

(10) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2015, 2014 and 2013 billings to the Partnership amounting to $117,004, $131,120 and $128,139, respectively, and are included in real estate operating expenses.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. An affiliate of the General Partner was paid a leasing commission of $63,948 for the lease extension.

On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the General Partner.

In November 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2015, 2014 and 2013 were $54,000 each year.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $0 in 2015, 2014, and 2013, respectively, and is based upon the trust company's standard rate schedule.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents, a mortgage note and a loan payable. The carrying amount of cash and cash equivalents are reasonable estimates of fair value. Mortgage note and loan payable have been valued by discounting future payments required under the terms of the obligations at rates currently available to the Partnership for debt with similar maturities, terms and underlying collateral. The fair value of the mortgage note in discontinued operations and loan payable is estimated to be $5,986,888 and $19,953,036 at December 31, 2015 and 2014, respectively.

(12) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its property to a tenant under an operating lease agreement, which require the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2015 are $702,770 for 2016; $417,135 for 2017; and $0 for 2018, 2019 and 2020. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV. The maturity date of this lease was extended to July 31, 2019 under an extension signed in March 2015. However, the tenant has a right to terminate the lease after July 31, 2017 after paying a termination penalty. Neither the minimum rents after July 31, 2017 nor the early termination penalty is included in the aforementioned amounts.

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

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

		Column C			Column D
Column A	Column B	Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$5,016,185	$5,486,185	$772,801

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,016,185	$5,486,185	$1,769,982

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2015

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Operations is Computed (in years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2015	2014	2013

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$20,633,009	$20,633,009	$20,566,164
Additions -
Cost of improvements	149,212	0	66,845

Deductions -
Sales	(15,296,036)	0	0

Balance at end of year	$5,486,185	$20,633,009	$20,633,009

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$4,900,846	$4,420,952	$3,931,815
Additions -
Depreciation expense for the year	138,926	479,894	489,137

Deductions -
Sales	(3,269,790)	0	0

	$1,769,982	$4,900,846	$4,420,952
(c) Aggregate cost basis for Federal income tax reporting purposes	$5,151,797	$20,124,541	$20,124,541
(d) Accumulated depreciation for Federal income tax reporting purposes	$1,845,433	$5,513,791	$5,061,514