Form 10-Q
period 2016-03-31
SB PARTNERS
filed 2016-05-09
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015	2

	Consolidated Statements of Changes in Partners' Equity (Deficit) (unaudited) for the three months ended March 31, 2016	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31

	Exhibit 32

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016 (Unaudited)	2015 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(1,809,318)	(1,769,982)
	3,676,867	3,716,203

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $15,432,226 and $14,445,826 at March 31, 2016 and December 31, 2015, respectively	15,432,226	14,445,826
	19,109,093	18,162,029

Other Assets -
Cash and cash equivalents	1,233,358	1,206,899
Restricted cash	-	200,000
Cash in escrow	500,427	500,244
Other	3,778	13,887

Total assets	$20,846,656	$20,083,059

Liabilities:
Loan payable, net of unamortized deferred finance costs of $45,496 and $50,956 at March 31, 2016 and December 31, 2015, respectively	$5,741,392	$5,935,932
Accounts payable	384,734	370,209
Tenant security deposit	95,818	95,818
Accrued expenses	2,128,872	2,019,239

Total liabilities	8,350,816	8,421,198

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	12,512,664	11,678,793
General partner - 1 unit	(16,824)	(16,932)

Total partners' equity	12,495,840	11,661,861

Total liabilities and partners' equity	$20,846,656	$20,083,059

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Base rental income	$173,492	$160,216
Other rental income	88,238	87,936
Interest on short-term investments and other	582	333

Total revenues	262,312	248,485

Expenses:
Real estate operating expenses	87,727	90,716
Interest on loan payable	-	123,864
Depreciation and amortization	44,796	37,141
Real estate taxes	31,666	31,362
Management fees	216,194	220,061
Other	34,350	37,406

Total expenses	414,733	540,550

Loss from operations	(152,421)	(292,065)

Equity in net income of investment	1,972,800	1,153,131

Reserve for value of investment	(986,400)	(1,153,131)

Income (loss) from continuing operations	833,979	(292,065)

Income from discontinued operations	-	151,341

Net income (loss)	833,979	(140,724)

Income (loss) allocated to general partner	108	(18)

Income (loss) allocated to limited partners	$833,871	$(140,706)

Income (loss) per unit of limited partnership interest (basic and diluted)

Income (loss) from continuing operations	$107.57	$(37.67)
Income from discontinued operations	$-	$19.52
Net income (loss)	$107.57	$(18.15)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2016 (Unaudited)

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2016	7,753	$119,968,973	$(111,721,586)	$3,431,406	$11,678,793
Net income for the period	-	-	-	833,871	833,871
Balance, March 31, 2016	7,753	$119,968,973	$(111,721,586)	$4,265,277	$12,512,664

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2016	1	$10,000	$(26,364)	$(568)	$(16,932)
Net income for the period	-	-	-	108	108
Balance, March 31, 2016	1	$10,000	$(26,364)	$(460)	$(16,824)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$833,979	$(140,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) of investment	(1,972,800)	(1,153,131)
Reserve for fair value of investment	986,400	1,153,131
Depreciation and amortization	44,796	37,803
Net decrease in operating assets	10,109	13,250
Net increase in accounts payable	14,525	22,147
Net increase in accrued expenses	109,633	188,496

Net cash provided by operating activites	26,642	120,972

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(183)	(12)
Capital additions to real estate owned	-	(106,580)

Net cash (used in) investing activites	(183)	(106,592)

Cash Flows From Financing Activities:
Repayment of loan payable	(200,000)	(9,570)
Decrease in restricted cash	200,000	-

Net cash (used in) financing activities	-	(9,570)

Net change in cash and cash equivalents	26,459	4,810

Cash and cash equivalents at beginning of period	1,206,899	933,373

Cash and cash equivalents at end of period	$1,233,358	$938,183

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$193,864

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

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2015.

(2) RECLASSIFICATION

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-3), which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. The new guidance has been applied retrospectively to each prior period presented.

The consolidated balance sheets for the periods ended March 31, 2016 and December 31, 2015 report the unamortized deferred financing costs as deductions from the loan payable.

(3) INVESTMENTS IN REAL ESTATE

As of March 31, 2016, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at March 31, 2016 and December 31, 2015.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2016	12/31/2015

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,486,185

Less: Accumulated depreciation				(1,809,318)	(1,769,982)

Investment in real estate				$3,676,867	$3,716,203

(4) REAL ESTATE TRANSACTION

On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s loan. The results of operations for the three months ended March 31, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(5) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2016 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2016 and December 31, 2015.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2016	December 31, 2015

Investment in real estate, net	$359,600	$355,615
Other assets	8,110	13,552
Debt	(261,484)	(267,674)
Other liabilities	(3,344)	(5,187)
Member's equity	$102,882	$96,306

(Unaudited)
Statement of Operations	March 31, 2016

Rent and other income	$10,829
Real estate operating expenses	(5,130)
Other expenses	(1,654)
Net unrealized income	2,531

Net income	$6,576

(6)  LOAN PAYABLE

       Loan payable consists of the following non-recourse first lien:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2016	2015

Bank Loan (a):
Note B	0.000%	Apr-18	-	5,786,888	$5,786,888	$5,986,888
Less: unamortized finance costs					(45,496)	(50,956)

Loan payable					$5,741,392	$5,935,932

(a)

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

3)

Note B in the amount of $5,786,888 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

Until the Partnership’s obligations under Note B is satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. While the obligations under the Notes are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of March 31, 2016 and December 31, 2015, $2,128,872 and $2,019,239, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

As additional security for the Partnership’s payment of its obligations under the Loan Agreement, the Partnership, through its wholly-owned subsidiary Eagle IV Realty, LLC, has executed a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement (“Eagle IV Security Agreement”) and a Pledge Agreement (“Eagle IV Pledge Agreement”) in favor of Holder. The Eagle IV Security Agreement provides Holder with a security interest on the Partnership’s property located in Maple Grove, Minnesota (“Eagle IV”) of up to $5,000,000. The Eagle IV Pledge Agreement pledges to Holder the Partnership’s membership interest in Eagle IV Realty, LLC, the direct owner of Eagle IV. The Partnership has no other debt obligation secured by Eagle IV. The Loan Agreement also provides for a negative pledge on the Partnership’s remaining property and investment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

General

The consolidated financial statements for the three months ended March 31, 2016 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha. The consolidated financial statements for the three months ended March 31, 2015 reflect the operations of the industrial flex property located in Maple Grove, Minnesota and one warehouse distribution center located in Lino Lakes, Minnesota as well as a 30% interest in Omaha. The warehouse distribution space was sold on September 17, 2015.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. However, tenant has on ongoing option to terminate the lease after July 31, 2017 under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2016 increased $14,000 to approximately $262,000 as compared to approximately $248,000 for the three months ended March 31, 2015. Total revenues increased due to an increase in base rental income. Base rental income increased $13,000 to approximately $173,000 for the three months ended March 31, 2016 as compared to the same period in 2015 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income and interest income increased slightly.

The Registrant reported a net loss from operations of approximately $152,000 for the three months ended March 31, 2016, an improvement of $140,000 as compared to a net loss from operations of approximately $292,000 for the same period in 2015. Net loss from operations consists of net income from the Maple Grove property partially offset by partnership income and expenses. The decrease of loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2016 decreased $126,000 to approximately $415,000 from approximately $541,000 in 2015, due primarily to a decrease in interest expense of $124,000 combined with small decreases in administration expenses and real estate operating expenses. This decrease was partially offset by an increase in depreciation and amortization expense of $8,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid. Equity in net increase in net assets increased $2,733,000 to approximately $6,576,000 for the three months ended March 31, 2016 compared to net income of approximately $3,843,000 for the same period in 2015. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. For 2015, Omaha reported an increase in the value of its portfolio of $72,315,000.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the period ended March 31, 2016 and as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet for each period less a 50% reserve.

On September 17, 2015, Registrant sold its warehouse distribution property located in Lino Lakes, Minnesota. The results of operations for this property for the three months ended March 31, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes to such policies in 2016 except as described in Note 2 to the financial statements. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2016, the Registrant had cash and cash equivalents of approximately $1,233,000. These balances are approximately $26,000 higher than cash and cash equivalents held on December 31, 2015. Cash and cash equivalents increased during the three months ended March 31, 2016 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses.

Restricted cash as of December 31, 2015 consisted of a portion of net proceeds from the sale of the Lino Lakes property. $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement.

Currently, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew.

Total outstanding debt at March 31, 2016 consists of Note B at $5,786,888. Under the terms of the Bank Loan Agreement, when the A Note was paid off, interest on the Note B stopped accruing. Note B loan matures April 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to cover operating and capital improvement costs and other working capital requirements of the Registrant so long as the tenant remains in place.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2016 increased $14,000 to approximately $262,000 as compared to approximately $248,000 for the three months ended March 31, 2015. The property reported higher base rental income and slightly higher other rental income. Base rental income was higher in 2016 due to an increase in the base rent when the tenant’s lease was extended in 2015. Net operating income, which includes deductions for depreciation, increased $12,000 for the three months ended March 31, 2016 to approximately $152,000 from approximately $140,000 for the three months ended March 31, 2015 due primarily to higher total revenues partially offset by higher operating expenses. Operating expenses were higher due to higher depreciation expenses partially offset by lower repair and maintenance costs.

435 Park Court (Lino Lakes, Minnesota)

On September 17, 2015, Registrant sold its warehouse distribution property located in Lino Lakes, Minnesota. The results of operations for this property for the three months ended March 31, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Registrant did not report any activity for this property in 2016.

Investment in Sentinel Omaha, LLC

As of March 31, 2016, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets. Omaha’s total revenues for the three months ended March 31, 2016 were approximately $10,829,000. Income before net unrealized income was approximately $4,045,000. Major expenses included approximately $1,618,000 for interest expense, $782,000 for repairs and maintenance, $1,490,000 for payroll, and $1,150,000 for real estate taxes. Omaha reported net unrealized income of approximately $2,531,000 resulting in net income of approximately $6,576,000. For the three months ended March 31, 2016, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,973,000. Registrant continues to reserve 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2016. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2016 of $986,000.

Omaha’s total revenues for the three months ended March 31, 2015 were approximately $10,012,000. Income before net unrealized income was approximately $1,440,000. Major expenses included approximately $2,238,000 for interest expense, $760,000 for repairs and maintenance, $1,388,000 for payroll, $1,254,000 for financing costs and $1,137,000 for real estate taxes. Omaha reported net unrealized income of approximately $2,403,000 resulting in net income of approximately $3,843,000. For the three months ended March 31, 2015, the Registrant’s equity interest in the income of Omaha was approximately $1,153,000. Registrant had reserved 100% of the reported value of Omaha on its balance sheet as of March 31, 2015. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2015. As a result, Registrant reported a net zero income from equity interest in income of Omaha for the quarter ended March 31, 2015.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2016 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 9, 2016	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 9, 2016	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer