Form 10-Q
period 2016-06-30
SB PARTNERS
filed 2016-08-09
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015	2

	Consolidated Statements of Changes in Partners' Equity (Deficit) (unaudited) for the six months ended June 30, 2016	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13-14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016 (Unaudited)	2015 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(1,848,654)	(1,769,982)
	3,637,531	3,716,203

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $17,077,022 and $14,445,826 at June 30, 2016 and December 31, 2015, respectively	17,077,022	14,445,826
	20,714,553	18,162,029

Other Assets -
Cash and cash equivalents	1,205,883	1,206,899
Restricted cash	-	200,000
Cash in escrow	500,552	500,244
Other	1,787	13,887

Total assets	$22,422,775	$20,083,059

Liabilities:
Loan payable, net of unamortized deferred finance costs of $40,037 and $50,956 at June 30, 2016 and December 31, 2015, respectively	$5,720,436	$5,935,932
Accounts payable	352,097	370,209
Tenant security deposit	97,217	95,818
Accrued expenses	2,239,448	2,019,239

Total liabilities	8,409,198	8,421,198

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	14,030,206	11,678,793
General partner - 1 unit	(16,629)	(16,932)

Total partners' equity	14,013,577	11,661,861

Total liabilities and partners' equity	$22,422,775	$20,083,059

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Base rental income	$173,492	$160,216	$346,984	$320,432
Other rental income	88,238	87,936	176,476	175,872
Interest on short-term investments and other	1,051	337	1,633	670

Total revenues	262,781	248,489	525,093	496,974

Expenses:
Real estate operating expenses	62,610	66,179	150,337	156,895
Interest on loan payable	-	126,540	-	250,404
Depreciation and amortization	44,796	37,141	89,592	74,282
Real estate taxes	31,666	31,362	63,331	62,724
Management fees	217,136	221,700	433,330	441,761
Other	33,634	36,520	67,984	73,923

Total expenses	389,842	519,442	804,574	1,059,989

Loss from operations	(127,061)	(270,953)	(279,481)	(563,015)

Equity in net increase in net assets of investment	3,289,592	1,130,278	5,262,392	2,283,409

Reserve for value of investment	(1,644,796)	(1,130,278)	(2,631,195)	(2,283,409)

Income (loss) from continuing operations	1,517,735	(270,953)	2,351,716	(563,015)

Income from discontinued operations	-	142,554	-	293,895

Net income (loss)	1,517,735	(128,399)	2,351,716	(269,120)

Income (loss) allocated to general partner	196	(17)	303	(35)

Income (loss) allocated to limited partners	$1,517,539	$(128,382)	$2,351,413	$(269,085)

Income (loss) per unit of limited partnership interest (basic and diluted)

Income (loss) from continuing operations	$195.76	$(34.95)	$303.33	$(72.62)
Income from discontinued operations	$-	$18.39	$-	$37.91
Net income (loss)	$195.76	$(16.56)	$303.33	$(34.71)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2016 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2016	7,753	$119,968,973	$(111,721,586)	$3,431,406	$11,678,793
Net income for the period	-	-	-	2,351,413	2,351,413
Balance, June 30, 2016	7,753	$119,968,973	$(111,721,586)	$5,782,819	$14,030,206

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2016	1	$10,000	$(26,364)	$(568)	$(16,932)
Net income for the period	-	-	-	303	303
Balance, June 30, 2016	1	$10,000	$(26,364)	$(265)	$(16,629)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$2,351,716	$(269,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (increase) in net assets of investment	(5,262,392)	(2,283,409)
Reserve for fair value of investment	2,631,195	2,283,409
Depreciation and amortization	89,592	75,594
Net decrease in operating assets	12,100	26,499
Net decrease in accounts payable	(18,112)	(10,336)
Net increase in tenant security deposit	1,399	1,398
Net increase in accrued expenses	220,209	379,469

Net cash provided by operating activites	25,707	203,504

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(308)	(24)
Capital additions to real estate owned	-	(106,580)

Net cash (used in) investing activites	(308)	(106,604)

Cash Flows From Financing Activities:
Repayment of loan payable	(226,415)	(124,285)
Decrease in restricted cash	200,000	-

Net cash (used in) financing activities	(26,415)	(124,285)

Net change in cash and cash equivalents	(1,016)	(27,385)

Cash and cash equivalents at beginning of period	1,206,899	933,373

Cash and cash equivalents at end of period	$1,205,883	$905,988

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$388,171

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

The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year.

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

The consolidated balance sheets for the periods ended June 30, 2016 and December 31, 2015 report the unamortized deferred financing costs as deductions from the loan payable.

(3) INVESTMENTS IN REAL ESTATE

As of June 30, 2016, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at June 30, 2016 and December 31, 2015.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2016	12/31/2015

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,486,185

Less: Accumulated depreciation				(1,848,654)	(1,769,982)

Investment in real estate				$3,637,531	$3,716,203

(4) REAL ESTATE TRANSACTION

On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s loan. The results of operations for the three and six months ended June 30, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(5) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2016 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2016 and December 31, 2015.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2016	December 31, 2015

Investment in real estate, net	$368,100	$355,615
Other assets	10,822	13,552
Debt	(261,293)	(267,674)
Other liabilities	(3,782)	(5,187)
Member's equity	$113,847	$96,306

(Unaudited)
Statement of Operations	June 30, 2016

Rent and other income	$21,774
Real estate operating expenses	(10,278)
Other expenses	(3,348)
Net unrealized income	9,393

Net increase in net assets	$17,541

(6)	LOAN PAYABLE

Loan payable consists of the following non-recourse first lien:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2016	2015

Bank Loan (a):
Note B	0.000%	Apr-18	-	5,786,888	$5,760,473	$5,986,888
Less: unamortized finance costs					(40,037)	(50,956)

Loan payable					$5,720,436	$5,935,932

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

3)

Note B in the amount of $5,760,473 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

On September 17, 2015, the Partnership sold Lino Lakes (see note 4). $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. Until the Partnership’s obligations under Note B is satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. While the obligation under Note B is outstanding, the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of June 30, 2016 and December 31, 2015, $2,239,448 and $2,019,239, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

General

The consolidated financial statements for the three and six months ended June 30, 2016 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha. The consolidated financial statements for the three and six months ended June 30, 2015 reflect the operations of the industrial flex property located in Maple Grove, Minnesota and one warehouse distribution center located in Lino Lakes, Minnesota as well as a 30% interest in Omaha. The warehouse distribution space was sold on September 17, 2015.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an option to terminate the lease after July 31, 2017 under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2016 increased $14,000 to approximately $262,000 as compared to approximately $248,000 for the three months ended June 30, 2015. Total revenues increased due to an increase in base rental income. Base rental income increased $13,000 to approximately $173,000 for the three months ended June 30, 2016 as compared to the same period in 2015 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income and interest income increased slightly.

The Registrant reported a net loss from operations of approximately $127,000 for the three months ended June 30, 2016, an improvement of $144,000 as compared to a net loss from operations of approximately $271,000 for the same period in 2015. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2016 decreased $129,000 to approximately $390,000 from approximately $519,000 in 2015, due primarily to a decrease in interest expense of $127,000 combined with small decreases in professional fees and real estate operating expenses. This decrease was partially offset by an increase in depreciation and amortization expense of $8,000.

Total revenues from continuing operations for the six months ended June 30, 2016 increased $28,000 to approximately $525,000 as compared to approximately $497,000 for the six months ended June 30, 2015. Total revenues increased due to an increase in base rental income. Base rental income increased $27,000 to approximately $347,000 for the six months ended June 30, 2016 as compared to the same period in 2015 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income and interest income increased slightly.

The Registrant reported a net loss from operations of approximately $279,000 for the six months ended June 30, 2016, an improvement of $284,000 as compared to a net loss from operations of approximately $563,000 for the same period in 2015. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease in loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2016 decreased $255,000 to approximately $805,000 from approximately $1,060,000 in 2015, due primarily to a decrease in interest expense of $250,000 combined with small decreases in professional fees and real estate operating expenses. This decrease was partially offset by an increase in depreciation and amortization expense of $15,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full under the terms of its unsecured bank loan. Equity in net increase in net assets increased $9,930,000 to approximately $17,541,000 for the six months ended June 30, 2016 compared to net increase in net assets of approximately $7,611,000 for the same period in 2015. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. For the year 2015 and the first six months of 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $72,315,000 and $12,485,000, respectively.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Based on a review of the 2015 property operations and considering the more advantageous terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant concludes that looking forward, Omaha has a more likely than not chance to continue to improve the operations of its real estate assets, sell or refinance the assets with proceeds sufficient to pay off the underlying mortgages, pay off the unsecured bank loan, and subsequently make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the period ended June 30, 2016 and as of the year ended December 31, 2015 has recognized a value for the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet for each period less a 50% reserve.

On September 17, 2015, Registrant sold its warehouse distribution property located in Lino Lakes, Minnesota. The results of operations for this property for the three and six months ended June 30, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

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

Liquidity and Capital Resources

As of June 30, 2016, the Registrant had cash and cash equivalents of approximately $1,206,000. These balances are approximately $1,000 lower than cash and cash equivalents held on December 31, 2015. Cash and cash equivalents decreased slightly during the six months ended June 30, 2016 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses and pay down of the loan payable.

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

Total outstanding debt at June 30, 2016 consists of Note B at $5,760,473. Under the terms of the Bank Loan Agreement, when the A Note was paid off, interest on the Note B stopped accruing. Note B loan matures April 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2016 increased $14,000 to approximately $262,000 as compared to approximately $248,000 for the three months ended June 30, 2015. The property reported higher base rental income and slightly higher other rental income. Base rental income was higher in 2016 due to an increase in the base rent when the tenant’s lease was extended in 2015. Net operating income, which includes deductions for depreciation, increased $13,000 for the three months ended June 30, 2016 to approximately $157,000 from approximately $144,000 for the three months ended June 30, 2015 due primarily to higher total revenues. Operating expenses remained approximately the same from 2015 to 2016.

Total revenues for the six months ended June 30, 2016 increased $27,000 to approximately $523,000 as compared to approximately $496,000 for the six months ended June 30, 2015. The property reported higher base rental income and slightly higher other rental income. Base rental income was higher in 2016 due to an increase in the base rent when the tenant’s lease was extended in 2015. Net operating income, which includes deductions for depreciation, increased $26,000 for the six months ended June 30, 2016 to approximately $310,000 from approximately $284,000 for the six months ended June 30, 2015 due primarily to higher total revenues. Operating expenses remained approximately the same from 2015 to 2016.

435 Park Court (Lino Lakes, Minnesota)

On September 17, 2015, Registrant sold its warehouse distribution property located in Lino Lakes, Minnesota. The results of operations for this property for the three and six months ended June 30, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Registrant did not report any activity for this property in 2016.

Investment in Sentinel Omaha, LLC

Comparison of three months ended June30, 2016 to June 30, 2015:

As of June 30, 2016, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets. Omaha’s total revenues for the three months ended June 30, 2016 were approximately $10,944,000. Income before net unrealized income was approximately $4,103,000. Major expenses included approximately $1,614,000 for interest expense, $964,000 for repairs and maintenance, $1,442,000 for payroll, and $1,061,000 for real estate taxes. Omaha reported net unrealized income of approximately $6,862,000 resulting in net increase in net assets of approximately $10,965,000. For the three months ended June 30, 2016, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $3,290,000. Registrant continues to reserve 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2016. As a result, Registrant reported net equity in net increase in net assets of Omaha for the quarter ended June 30, 2016 of $1,645,000.

Omaha’s total revenues for the three months ended June 30, 2015 were approximately $10,333,000. Income before net unrealized income was approximately $3,037,000. Major expenses included approximately $2,138,000 for interest expense, $922,000 for repairs and maintenance, $1,372,000 for payroll, and $1,158,000 for real estate taxes. Omaha reported net unrealized income of approximately $730,000 resulting in net increase in net assets of approximately $3,768,000. For the three months ended June 30, 2015, the Registrant’s equity interest in the net increase in net assets of Omaha was approximately $1,130,000. Registrant reserved 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2015. As a result, Registrant reported a net zero equity in net increase in net assets of Omaha for the quarter ended June 30, 2015

Comparison of six months ended June 30, 2016 to June 30, 2015

Omaha’s total revenues for the six months ended June 30, 2016 were approximately $21,774,000. Income before net unrealized income was approximately $8,148,000. Major expenses included approximately $3,270,000 for interest expense, $1,746,000 for repairs and maintenance, $2,932,000 for payroll, and $2,211,000 for real estate taxes. Omaha reported net unrealized income of approximately $9,393,000 resulting in net increase in net assets of approximately $17,541,000. For the six months ended June 30, 2016, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $5,262,000. Registrant continues to reserve 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2016. As a result, Registrant reported net equity in net increase in net assets of Omaha for the six months ended June 30, 2016 of $2,631,000.

Total revenues for the six months ended June 30, 2015 were approximately $20,351,000. Income before net unrealized income and net realized loss was approximately $4,478,000. Major expenses included approximately $4,376,000 for interest expense, $1,681,000 for repairs and maintenance, $2,699,000 for payroll and $2,295,000 for real estate taxes. Omaha reported a net unrealized income of approximately $3,133,000 resulting in net increase in net assets of approximately $7,611,000. For the six months ended June 30, 2015, the Registrant’s equity interest in the net increase in net assets of Omaha was approximately $2,283,000. Registrant reserved 100% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2015. As a result, Registrant reported a net zero equity in net increase in net assets of Omaha for the six months ended June 30, 2015.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2016 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 9, 2016	By:	/s/ David Weiner
David Weiner
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 9, 2016	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer