Form 10-K
period 2016-12-31
SB PARTNERS
filed 2017-03-28
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2016

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2016, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2016 owned 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of multi-family properties located in secondary and tertiary markets. During 2016 physical and economic occupancy remained consistent at most of Omaha’s properties. However, occupancy at two large properties which rely on tenants from the local military base declined due to deployments during 2016. Capitalization rates for older properties in tertiary markets where Omaha owns most of its properties generally were consistent with the prior year. All of Omaha’s property mortgages and bank loans pay interest based on floating interest rates. During the first half of 2016 the floating rates increased slightly but increased at a faster pace during the second half of 2016 as short term LIBOR rates increased. The one month LIBOR rate increased from an average of 42.55 basis points during January 2016 to an average of 71.64 basis points during December 2016. During 2016 Omaha was able to pay down a small portion of its unsecured bank loan. Omaha reports on a fair value basis and for the year ended December 31, 2016 Omaha reported an increase in the value of its portfolio of $16,197,000 over the year ended December 31, 2015. The total real estate portfolio value of $378,460,000 as of December 31, 2016 consists of the same properties which made up Omaha’s portfolio as of December 31, 2015. Omaha is precluded from making distributions to its investors until its unsecured loans are paid in full. As of December 31, 2015, barring any unforeseen downturn in the real estate and capital markets, Registrant anticipated Omaha had a more likely than not chance to continue to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the underlying mortgages and after paying off the balance of the unsecured bank loan at maturity, make distributions to its investors thereby returning a portion of the original invested capital. Registrant as of the year ended December 31, 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve for possible unforeseen disruptions in the property and capital markets. As a result of the overall small increase in Omaha’s real estate values in 2016 and the further pay down of its bank loan, Registrant is reducing the reserve of Omaha’s equity value from 50% to 35% as of December 31, 2016.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. However, tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

Debt Servicing and Financing

Total outstanding debt at December 31, 2016 consists of a bank loan with a balance of $5,760,473. The loan matures on April 29, 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

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

5)

Until Registrant’s obligations under Note B are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining property and investment, toward the repayment of Note B while retaining the other portion to increase cash reserves. On September 17, 2015, Registrant sold Lino Lakes (see note 5 to the accompanying consolidated financial statements). An amount of $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2016. On May 28, 2015, the Partnership paid $24,715 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2015. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

6)

Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Note B remains outstanding. As of December 31, 2016 and 2015, $2,460,857 and $2,019,239, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Tax Matters

There were no significant changes in the tax laws or the extent to which such legislation impacts the Registrant or the partners during the year ended December 31, 2016. Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holder's own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2016 is as follows:

		Description			Acquisition	Percent	Occupancy at	Mortgage
Property	Location	Sq. Ft.	Units	Acres	Date	Ownership	12/31/2016	Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Eagle Lake Business Center IV is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, Registrant and the tenant executed an amendment to the lease to, among other items, extend the maturity of the lease to October 31, 2019. However, the tenant has an ongoing option to terminate the lease under certain conditions including the payment of an early termination penalty and twelve months prior notice, as set forth in the amended lease terms.

Investment in Sentinel Omaha LLC:
13 garden apartment properties and one high-rise apartment property	10 U.S. markets	n/a	4,044	n/a	Sept. 07	30%	91%	n/a

Additional information regarding properties owned by the Registrant:

	2016	2015	2014	2013	2012

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)(e)	n/a	100.00%	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (d)	91.00%	93.00%	91.00%	90.00%	90.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (f)	$18	$17	$18	$15	$15
435 Park Court (c) (e) (f)	n/a	$6	$6	$6	$6
Investment in Sentinel Omaha, LLC (d) (g)	$10,012	$9,474	$8,834	$8,152	$7,975

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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2016 was 2,375.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant did not declare a distribution for 2016, 2015 or 2014. Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Loan Agreement are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Unit Data)
Income Statement Data:
Rental, Interest and Other Revenues	$1,059	$1,016	$1,087	$896	$880
Operating Expenses, Less Depreciation and Amortization	(1,412)	(1,834)	(2,002)	(1,983)	(1,969)
Depreciation and Amortization	(179)	(161)	(167)	(190)	(195)

Loss from Operations	(532)	(979)	(1,082)	(1,277)	(1,284)
Equity in Net Income (Loss) of Investment	9,895	22,142	5,081	1,669	(3,346)
Reserve for Value of Investment	870	(7,696)	(5,081)	(1,669)	3,346

Income (Loss) from Continuing Operations	10,233	13,467	(1,082)	(1,277)	(1,284)

Income from Discontinued Operations	-	401	207	174	179
Gain on Sale of Investments in Real Estate	-	3,569	-	-	-

Net Income (Loss)	$10,233	$17,437	$(875)	$(1,103)	$(1,105)

Income (Loss) from Continuing Operations per Unit of Partnership Interest:	$1,320	$1,737	$(140)	$(165)	$(166)

Income from Discontinued Operations per Unit of Partnership Interest:	$-	$52	$27	$22	$23

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,559	$3,716	$3,706	$3,833	$3,902
Real Estate Assets Held for Sale	$-	$-	$12,026	$12,379	$12,733
Investment in Sentinel Omaha, LLC, net	$25,211	$14,446	$-	$-	$-
Other Assets in Discontinued Operations	$-	$-	$23	$22	$24
Total Assets	$30,606	$20,083	$17,272	$17,482	$17,740
Loan Payable	$5,731	$5,936	$9,953	$9,967	$9,983
Mortgage Note in Discontinued Operations	$-	$-	$10,000	$10,000	$10,000
Other Liabilities in Discontinued Operations	$-	$-	$25	$25	$25
Partners' Equity (Deficit)	$21,895	$11,662	$(5,775)	$(4,900)	$(3,797)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2016, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2016 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2016 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. The consolidated financial statements for the years ended December 31, 2015 and 2014 reflect the operations of one warehouse distribution center located in Lino Lakes, Minnesota and one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. Registrant’s property located in Lino Lakes, MN was encumbered by a $10,000,000 mortgage which was scheduled to mature on October 5, 2015. On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. The assets and liabilities for this property for 2014 are reflected as assets and liabilities from discontinued operations in the accompanying consolidated balance sheet and the results of operations for 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2016.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire on July 31, 2015. On February 12, 2015, Registrant and the tenant executed an extension of the lease to October 31, 2019. However, tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2015 and 2016 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015 and market rates increased during 2016. However, occupancy at two large properties which rely on tenants from a local military base declined due to deployments during 2016. Job growth continued to improve but at a slow pace. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $72,315,000 and $16,197,000, respectively.

Omaha’s total real estate portfolio value of $378,460,000 as of December 31, 2016 consists of the same properties which made up Omaha’s portfolio as of December 31, 2015. On September 30, 2013, Omaha executed an amendment and restatement of its unsecured loan to extend the term of the loan to December 31, 2017. The amendment and restatement, among other items, requires Omaha to make specific periodic principal payments on the unsecured loan at scheduled dates through December 31, 2017. It also reduced the pay rate on a portion of the unsecured loan to a floating rate of 200 basis points over LIBOR while increasing the additional accrual rate on the same portion of the unsecured loan to 500 basis points over LIBOR. However, the aforementioned accrued interest will be forgiven if Omaha timely pays the above mentioned required principal payments, as defined in the amended loan agreement. During 2016 and 2015, Omaha paid $12,000,000 and $15,000,000, respectively to the holder of the unsecured loan in accordance with the amendment and restatement agreement. However, Omaha is still precluded from making distributions to its investors until its unsecured loan is paid in full. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and prior to 2015 had reserved 100% of the reported value of its investment in Omaha on its balance sheet.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that, combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, which are subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipated Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 had recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in the real estate values. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016. Omaha’s unsecured loan has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell some of the properties which will reduce the net cash flow which could be available for distribution to the investors after the unsecured loan is paid off. Registrant as of the year ended December 31, 2016 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve.

For the year ended December 31, 2016, Omaha reported net investment income of approximately $16,379,734 of which the Registrant’s interest was $4,913,920. In addition, Omaha reported net unrealized appreciation of real estate properties and interest rate protection agreements of $16,602,744 of which Registrant’s interest was $4,980,823 for 2016.

For the year ended December 31, 2015, Omaha reported net investment income of $10,027,589 of which the Registrant’s interest was $3,008,277. In addition, Omaha reported net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements of $63,779,408 of which Registrant’s interest was $19,133,822 for 2015.

For the year ended December 31, 2014, Omaha reported net investment income of $10,028,642 of which the Registrant’s interest was $3,008,593. In addition, Registrant’s interest in the net unrealized appreciation of real estate properties, mortgages, and interest rate protection agreements was $2,072,009 for 2014.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-3), which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The Partnership adopted ASU 2015-3 on January 1, 2016, and it did not have a material impact on the Partnership’s consolidated financial statements and disclosures.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, the Registrant’s contractual obligations consisted of a loan payable. Principal payments under the loan payable are due as follows:

For the year ending December 31,
2017	$-
2018	5,760,473
2019	-
2020	-
2021	-
Thereafter	-

Total	$5,760,473

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, Registrant had cash and cash equivalents of approximately $1,327,000 as compared to approximately $1,207,000 as of December 31, 2015. Cash and cash equivalents increased during the year ended December 31, 2016 primarily due to rental income received from the tenant leasing space at Registrant’s property less operating expenses, partnership expenses paid and debt service obligations.

As of December 31, 2016, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew.

Total outstanding debt at December 31, 2016 consisted of Note B at $5,760,473. Under the terms of the Bank Loan Agreement, once the A Note was paid off, interest on the B Note stopped accruing. The loan matures on April 29, 2018. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports on a fair value basis and for 2016, Omaha reported an increase in the value of its portfolio of $16,197,000 over 2015. The total real estate portfolio value of $378,460,000 as of December 31, 2016 consists of the same properties which made up Omaha’s portfolio as of December 31, 2015. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. The national industrial market improved in 2016 however Registrant may still require a longer time period to replace the tenant at its property should a default occur or should the tenant not renew its lease at the end of the lease term.

Registrant did not pay a distribution in 2016. There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the Bank Loan Agreement are outstanding, the Registrant is precluded from making distributions to its Unit holders.

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to cover operating and capital improvement costs and other working capital requirements of the Registrant so long as the tenant remains in place.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2016 VS. 2015

Total revenues from operations increased $43,000 to approximately $1,059,000 in 2016 from approximately $1,016,000 in 2015 due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income and interest income increased slightly.

The Registrant reported a net loss from operations of approximately $532,000 in 2016, an improvement of $447,000 as compared to a net loss from operations of approximately $979,000 in 2015. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2016 decreased $404,000 to approximately $1,591,000 from approximately $1,995,000 in 2015, due to decreases in interest expense of $365,000, real estate operating expenses of $28,000 and other expense of $22,000.

Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value prior to 2015. Equity in net increase in net assets decreased $12,254,000 to an income of approximately $9,895,000 for 2016 compared to income of approximately $22,142,000 for 2015. Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $100,852,000 during the years ended December 31, 2008 through 2014. For 2015 and 2016, as real estate values recovered, Omaha reported an increase in the value of its portfolio of $72,315,000 and $16,197,000, respectively.

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were low enough that combined with higher valuations, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates than the loan they replaced although the new interest rates are floating rates, subject to changes in the credit markets. Based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipated Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 had recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in the real estate values. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016. Omaha’s unsecured loan has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell some of the properties which will reduce the net cash flow which could be available for distribution to the investors after the unsecured loan is paid off. Registrant as of the year ended December 31, 2016 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve.

On September 17, 2015, Registrant completed the sale of its warehouse distribution property located in Lino Lakes, Minnesota. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the general partner. The results of operations for the years ended December 31, 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Registrant has reported a gain on the sale of the property of $3,569,246 in the accompanying financial statements over the carrying value. See note 5 to the accompanying consolidated financial statements.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $41,000, to approximately $1,056,000 in 2016 compared with approximately $1,015,000 in 2015. Net income, which includes deductions for depreciation, increased $50,000 to approximately $631,000 in 2016 from approximately $581,000 in 2015. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income increased slightly from 2015 to 2016. The increase in net income was due to the increase in revenues combined with a decrease in operating expenses. The decrease in operating expenses was primarily due to decreases in repairs and maintenance of $13,000 and utilities of $15,000. Depreciation and amortization increased $18,000 due to an increase in amortization of leasing commissions.

According to a market report by CBRE, the Minneapolis Metropolitan Statistical Area’s industrial market reported that vacancy rates for industrial space declined and rental rates increased. Net absorption of industrial space increased in 2016.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2016 and 2015, Omaha did not purchase or sell any properties in its portfolio.

Total revenues for 2016 were approximately $44,266,000. Net investment income before net unrealized appreciation was $16,379,000. Major expenses included $6,538,000 of interest expense, $3,987,000 for repairs and maintenance, $5,768,000 for payroll and $4,284,000 for real estate taxes. In addition, Omaha reported a net unrealized appreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $16,603,000. For the year ended December 31, 2016, the Registrant’s equity interest in the income of Omaha was approximately $9,895,000.

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

Equity in net increase in net assets from Omaha increased $17,061,000 to an income of approximately $22,142,000 for 2015 compared to income of approximately $5,081,000 for 2014.

For additional analysis, please refer to the discussion of the individual properties below.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2016 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	74	Director

Millie C. Cassidy	71	President & Director

George N. Tietjen III	56	Chief Executive Officer

Martin Cawley	60	Vice President

Leland J. Roth	53	Treasurer & Director

John H. Zoeller	57	Chief Financial Officer

Mr. Streicker joined the General Partner in May 1976. He has been a Director since April 1984. He is Chairman of SHC and its parent company, The Sentinel Corporation.

Ms. Cassidy joined the General Partner in August 1982. She has been a Director of the General Partner since March 1988. She is President of SHC and its parent company, The Sentinel Corporation.

Mr. Tietjen joined the General Partner in 1990 and served as its Chief Accounting Officer until 2006 and Chief Financial Officer and Treasurer from 2004 to 2007. He is a certified public accountant with over 33 years of real estate related financial, management, accounting and reporting experience.

Mr. Cawley joined the General Partner in 1994. He is the regional manager responsible for commercial property transactions and management.

Mr. Roth joined the General Partner in 1994 and serves as its treasurer. He is a certified public accountant with over 31 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 35 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2016, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2016, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,293.5 Units of Limited Partnership Interest, representing 42.48% of the outstanding number of Units on December 31, 2016. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on October 6, 2016, when the total number of Units held reached 42% of the outstanding number of Units.

(c)	During the year ended December 31, 2016, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $867,859, $875,788 and $869,228 for the years ended December 31, 2016, 2015, and 2014, respectively. Of the amounts earned in 2016, 2015 and 2014, $441,618, $449,548 and $442,988, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts total $2,460,857 and $2,019,239 and are included in accrued expenses on the balance sheet as of December 31, 2016 and 2015, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2016, 2015 or 2014.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $53,242, $117,004 and $131,120 in 2016, 2015, and 2014, respectively.

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

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2016, 2015 and 2014 were $54,000 each year.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2016, 2015 and 2014, the Registrant’s equity interest in the net income of Omaha was approximately $9,895,000, $22,142,000 and $5,081,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate was not paid an annual fee in 2016, 2015 or 2014.

Reference is made to Items 10 and 11, and Notes 3, 5, 6, 7 and 11 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $105,000 and $110,000 for each of the years ended December 31, 2016 and 2015, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2016 and 2015 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2016 and 2015, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1)     Financial statements - The Registrant's 2016 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

  (2)     Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)     Exhibits -

Exhibit

No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2016

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 27, 2017	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 27, 2017	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 27, 2017
George N. Tietjen III

/s/ John H. Zoeller	Chief Financial Officer	March 27, 2017
John H. Zoeller	(Principal Financial & Accounting Officer)

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2016 and 2015	24

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	25

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	26

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	27

Notes to Consolidated Financial Statements	28 – 36

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016	37-38

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of presenting debt issuance costs in 2016. The new method has been applied retrospectively to each prior period presented.

The supplemental schedule of Real Estate and Accumulated Depreciation as of December 31, 2016 has been subjected to audit procedures performed in conjunction with the audit of the Partnership’s consolidated financial statements. The supplemental schedule is the responsibility of the Partnership’s general partner. Our audit procedures included determining whether the supplemental schedule reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In our opinion, the supplemental schedule is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.

Shelton, Connecticut

March 23, 2017

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(1,927,326)	(1,769,982)
	3,558,859	3,716,203

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $13,575,238 and $14,445,826 at December 31, 2016 and 2015, respectively	25,211,157	14,445,826
	28,770,016	18,162,029

Other Assets -
Cash and cash equivalents	1,327,197	1,206,899
Restricted cash	-	200,000
Cash in escrow	501,145	500,244
Other	7,363	13,887

Total assets	$30,605,721	$20,083,059

Liabilities:
Loan payable, net of unamortized deferred finance costs of $29,118 and $50,956 as of December 31, 2016 and 2015, respectively	$5,731,355	$5,935,932
Accounts payable	419,755	370,209
Tenant security deposit	98,616	95,818
Accued expenses	2,460,857	2,019,239

Total liabilities	8,710,583	8,421,198

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	21,910,750	11,678,793
General partner - 1 unit	(15,612)	(16,932)

Total partners' equity	21,895,138	11,661,861

Total liabilities and partners' equity	$30,605,721	$20,083,059

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2016	2015	2014
Revenues:
Base rental income	$702,768	$662,991	$629,951
Other rental income	352,952	351,743	456,391
Interest on short-term investments and other	3,624	1,353	961

Total revenues	1,059,344	1,016,087	1,087,303

Expenses:
Real estate operating expenses	286,536	314,306	334,195
Interest on loan payable	-	365,183	508,197
Amortization of deferred financing costs	21,840	21,838	40,437
Depreciation	157,344	138,926	126,683
Real estate taxes	126,662	125,449	130,661
Management fees	867,859	875,788	869,228
Other	131,157	153,473	160,464

Total expenses	1,591,398	1,994,963	2,169,865

Loss from operations	(532,054)	(978,876)	(1,082,562)

Equity in net income of investment	9,894,743	22,142,099	5,080,602

Adjustment to reserve for value of investment	870,588	(7,696,273)	(5,080,602)

Income (loss) from continuing operations	10,233,277	13,466,950	(1,082,562)

Income from discontinued operations	-	400,958	207,283

Net gain on sale of investment in real estate property	-	3,569,246	-

Net income (loss)	10,233,277	17,437,154	(875,279)

Income (loss) allocated to general partner	1,320	2,249	(113)

Income (loss) allocated to limited partners	$10,231,957	$17,434,905	$(875,166)

Income (loss) per unit of limited partnership interest (basic and diluted)

Income (loss) from continuing operations	$1,319.91	$1,737.00	$(139.63)
Income from discontinued operations (including gain on sale)	$-	$512.09	$26.74
Net income (loss)	$1,319.91	$2,249.09	$(112.89)

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the years ended December 31, 2016, 2015 and 2014

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income (Losses)	Total

Balance, January 1, 2014	7,753	$119,968,973	$(111,721,586)	$(13,128,333)	$(4,880,946)
Net loss for the year	-	-	-	(875,166)	(875,166)
Balance, December 31, 2014	7,753	119,968,973	(111,721,586)	(14,003,499)	(5,756,112)
Net income for the year	-	-	-	17,434,905	17,434,905
Balance, December 31, 2015	7,753	119,968,973	(111,721,586)	3,431,406	11,678,793
Net income for the year	-	-	-	10,231,957	10,231,957
Balance, December 31, 2016	7,753	$119,968,973	$(111,721,586)	$13,663,363	$21,910,750

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2014	1	$10,000	$(26,364)	$(2,704)	$(19,068)
Net loss for the year	-	-	-	(113)	(113)
Balance, December 31, 2014	1	10,000	(26,364)	(2,817)	(19,181)
Net income for the year	-	-	-	2,249	2,249
Balance, December 31, 2015	1	10,000	(26,364)	(568)	(16,932)
Net income for the year	-	-	-	1,320	1,320
Balance, December 31, 2016	1	$10,000	$(26,364)	$752	$(15,612)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$10,233,277	$17,437,154	$(875,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain on sale of investment in real estate property	-	(3,569,246)	-
Equity in net income of investment	(9,894,743)	(22,142,099)	(5,080,602)
Adjustment of reserve for fair value of investment	(870,588)	7,696,273	5,080,602
Depreciation and amortization	179,184	162,732	522,695
Net decrease (increase) in other assets	6,524	17,408	(2,816)
Net increase (decrease) in accounts payable	49,546	52,216	(71,353)
Net increase in tenant security deposit	2,798	2,798	2,798
Net increase (decrease) in accrued expenses	441,617	(663,791)	747,160

Net cash provided by (used in) operating activites	147,615	(1,006,555)	323,205

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	-	15,595,492	-
Interest earned on cash in escrow	(902)	(50)	(50)
Capital additions to real estate owned	-	(149,213)	-

Net cash provided by (used in) investing activites	(902)	15,446,229	(50)

Cash Flows From Financing Activities:
Repayment of mortgage note in discontinued operations	-	(10,000,000)	-
Repayment of loan payable	(226,415)	(3,966,148)	(13,973)
Decrease (increase) in restricted cash	200,000	(200,000)	-

Net cash (used in) financing activities	(26,415)	(14,166,148)	(13,973)

Net change in cash and cash equivalents	120,298	273,526	309,182

Cash and cash equivalents at beginning of year	1,206,899	933,373	624,191

Cash and cash equivalents at end of year	$1,327,197	$1,206,899	$933,373

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$1,881,719	$784,030

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
(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2016 is estimated to be fully realizable.

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

(g)

The Partnership accounts for its investment in Sentinel Omaha, LLC at fair value. Determination of the fair value of Omaha involves numerous estimates and subjective judgments that are subject to change in response to current and future economic and market conditions, including, among other things, demand for residential apartments, competition, and operating cost levels such as labor, energy costs and real estate taxes. Judgments regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change. (see Notes 6 and 7)

(h)	Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less. Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants. The tenant lease at the industrial flex property has a term that exceeds one year. Rental income at the industrial flex property is recognized on a straight-line basis over the term of the lease.
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

(2) CHANGE IN ACCOUNTING METHOD

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

The consolidated balance sheets for the periods ended December 31, 2016 and December 31, 2015 report the unamortized deferred financing costs as deductions from the loan payable.

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $867,859, $875,788 and $869,228 for the years ended December 31, 2016, 2015, and 2014, respectively. Of the amounts earned in 2016, 2015 and 2014, $441,618, $449,548 and $442,988, respectively has been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts total $2,460,857 and $2,019,239 and are included in accrued expenses on the balance sheet as of December 31, 2016 and 2015, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2016, 2015 or 2014.

(4) INVESTMENTS IN REAL ESTATE

During 2016 and 2015 the Partnership owned an industrial flex property in Maple Grove, Minnesota. During 2015, the Partnership also owned a warehouse distribution property in Lino Lakes, Minnesota (see note 5). The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2016 and 2015:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/16	12/31/15

Industrial flex property	1	2002	60,345sf	$5,486,185	$5,486,185

Less: accumulated depreciation				(1,927,326)	(1,769,982)

Net book value				$3,558,859	$3,716,203

(5) REAL ESTATE TRANSACTION

On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s loan (see Note 8). The carrying value at the time of the sale was $12,026,246 which resulted in a net gain for financial reporting purposes of $3,569,246 after closing costs of $454,508. The closing costs of $454,508 included a sale commission of $80,250 paid to an affiliate of the general partner. The historical cost of the property at the time of the sale was $15,296,036. The results of operations for the years ended December 31, 2015 and 2014 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

(6) ASSETS MEASURED AT FAIR VALUE

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2016 and 2015:

	Level 3:
	Significant
	Unobservable	2016
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$38,786,395	$38,786,395
Reserve for fair value of investment	(13,575,238)	(13,575,238)

Total assets	$25,211,157	$25,211,157

	Level 3:
	Significant
	Unobservable	2015
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$28,891,652	$28,891,652
Reserve for fair value of investment	(14,445,826)	(14,445,826)

Total assets	$14,445,826	$14,445,826

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2015	$6,749,553	$(6,749,553)	$-
Equity in net income of investment	22,142,099	-	22,142,099
Increase in reserve	-	(7,696,273)	(7,696,273)
Balance at December 31, 2015	28,891,652	(14,445,826)	14,445,826
Equity in net income of investment	9,894,743	-	9,894,743
Decrease in reserve	-	870,588	870,588
Balance at December 31, 2016	$38,786,395	$(13,575,238)	$25,211,157

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve (see Note 7). During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in the real estate values. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016. Omaha’s unsecured loan has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell some of the properties which will reduce the net cash flow which could be available for distribution to the investors after the unsecured loan is paid off. Registrant as of the year ended December 31, 2016 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve.

(7) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2016 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016.

Balance Sheet	2016	2015

Investment in real estate properties, at fair value	$378,460	$355,615
Other assets	10,749	13,552
Debt	(254,913)	(267,674)
Other liabilities	(5,008)	(5,187)
Members' equity	$129,288	$96,306

Statement of Operations	2016	2015	2014

Rent and other income	$44,266	$41,850	$39,125
Real estate operating expenses	(21,062)	(20,221)	(18,871)
Other expenses	(6,825)	(11,601)	(10,225)
Net unrealized gains	16,603	63,779	6,907

Net income	$32,982	$73,807	$16,936

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

The mortgage notes payable are all variable rate loans at December 31, 2016; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2016 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)

Investment in real estate properties	$378,460	Discounted cash flows (DCF)	Discount rate	6.75%	-	9.00%	(7.66%)

			Capitalization rate	5.25%	-	6.5%	(5.93%)

			DCF Term (years)	10 years

(8) LOAN PAYABLE

Loan payable consists of the following:

					Net Carrying Amount
			Annual		December 31,
	Interest Rate		Installment	Amount Due
Property	Rate	Maturity Date	Payments	at Maturity	2016	2015

Loan payable:

Bank Loan (a):
Note B					5,760,473	5,986,888
Less: unamortized finance costs					(29,118)	(50,956)

					$5,731,355	$5,935,932

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

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under Note B may be accelerated upon default.

5)

Until the Partnership’s obligations under the Note B are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On September 17, 2015, Registrant sold Lino Lakes. An amount of $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2016. On May 28, 2015, the Partnership paid $24,715 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2015. While the obligations under Note B are outstanding the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Note B remains outstanding. As of December 31, 2016 and 2015, $2,460,857 and $2,019,239, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

Scheduled principal payments on the loan payable are as follows:

2017	$-
2018	5,760,473
2019	-
2020	-
2021	-
Thereafter	-

Total	$5,760,473

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			Net Income (Loss) per Unit of
	Revenues from		Limited	Equity
	Continuing	Net Income	Partnership	Income (Loss)
	Operations	(Loss)	Interest	on Investment
Year ended December 31, 2016

First Quarter	$262,312	$833,979	$107.57	$1,972,800
Second Quarter	262,781	1,517,735	195.76	3,289,592
Third Quarter	266,304	2,315,680	298.68	4,872,219
Fourth Quarter	267,947	5,565,883	717.90	(239,868)

Year ended December 31, 2015

First Quarter	$248,485	$(140,724)	$(18.15)	$1,153,131
Second Quarter	248,489	(128,399)	(16.56)	1,130,278
Third Quarter	257,345	13,601,839	1,754.40	11,337,038
Fourth Quarter	261,768	4,104,438	529.40	8,521,652

(10) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income (loss) for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2016	2015	2014

Net income (loss) for financial reporting purposes	$10,233,277	$17,437,154	$(875,279)

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	-	749,124	-

Difference between tax and financial statement equity in net income/loss of investment	(8,999,145)	(14,750,473)	(247,710)

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	481,619	(619,789)	791,155

Difference between tax and financial statement depreciation	7,424	(230,508)	20,879

Net income (loss) for Federal income tax reporting purposes	$1,723,175	$2,585,508	$(310,955)

Net ordinary income (loss) for Federal income tax reporting purposes	$1,723,175	$(1,043,005)	$(310,955)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes	-	3,628,513	-

	$1,723,175	$2,585,508	$(310,955)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2016 and 2015, the tax bases of the Partnership's assets and liabilities were approximately $30,604,120 and $19,724,176 of assets, and $8,739,701 and $8,472,154 of liabilities, respectively.

(11) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2016, 2015 and 2014 billings to the Partnership amounting to $53,242, $117,004 and $131,120, respectively, and are included in real estate operating expenses.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2015. On February 12, 2015, the Partnership and the tenant executed an extension of the lease to October 31, 2019. An affiliate of the General Partner was paid a leasing commission of $63,948 for the lease extension.

On September 17, 2015, the Partnership completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Partnership’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the General Partner.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2016, 2015 and 2014 were $54,000 each year.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $0 in 2016, 2015, and 2014, respectively, and is based upon the trust company's standard rate schedule.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents and a loan payable. The carrying amount of cash, cash equivalents and loan payable are reasonable estimates of fair value. Loan payable has been valued based on the maturity date and zero interest rate charged to maturity.

(13) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2016 are $724,142 for 2017; and $746,117, for 2018, $638,353 for 2019, $0 for 2020 and 2021. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV. The maturity date of this lease was extended to July 31, 2019 under an extension signed in March 2015. However, the tenant has a right to terminate the lease after paying a termination penalty and providing prior twelve month notice. The early termination penalty is not included in the aforementioned amounts.

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

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$5,016,185	$5,486,185	$772,801

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,016,185	$5,486,185	$1,927,326

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2016

Column A	Column G	Column H	Column I

Life on which
Depreciation in
Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed (in years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

		2016	2015	2014

(a)	Reconciliation of amounts shown in Column E:
	Balance at beginning of year	$5,486,185	$20,633,009	$20,633,009
	Additions -
	Cost of improvements	0	149,212	0

	Deductions -
	Sales	0	(15,296,036)	0

	Balance at end of year	$5,486,185	$5,486,185	$20,633,009

(b)	Reconciliation of amounts shown in Column F:
	Balance at beginning of year	$1,769,982	$4,900,846	$4,420,952
	Additions -
	Depreciation expense for the year	157,344	138,926	479,894

	Deductions -
	Sales	0	(3,269,790)	0

		$1,927,326	$1,769,982	$4,900,846

(c)	Aggregate cost basis for Federal income tax reporting purposes	$5,151,797	$5,151,797	$20,124,541

(d)	Accumulated depreciation for Federal income tax reporting purposes	$1,958,045	$1,845,433	$5,513,791