Form 10-Q
period 2017-03-31
SB PARTNERS
filed 2017-05-10
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[  ] large accelerated filer       [  ] accelerated filer           [X] non-accelerated filer    [  ] smaller reporting company     [  ] emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016	2

	Consolidated Statements of Changes in Partners' Equity (Deficit) (unaudited) for the three months ended March 31, 2017	3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T	Controls and Procedures	11

Part II	Other Information	11

	Signatures	12

	Exhibit 31	13-14

	Exhibit 32	15

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017 (Unaudited)	2016 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(1,966,671)	(1,927,326)
	3,519,514	3,558,859

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $14,782,703 and $13,575,238 at March 31, 2017 and December 31, 2016, respectively	27,453,591	25,211,157
	30,973,105	28,770,016

Other Assets -
Cash and cash equivalents	1,358,092	1,327,197
Cash in escrow	501,612	501,145
Other	4,242	7,363

Total assets	$32,837,051	$30,605,721

Liabilities:
Loan payable, net of unamortized deferred finance costs of $23,658 and $29,118 at March 31, 2017 and December 31, 2016, respectively	$5,736,815	$5,731,355
Accounts payable	417,704	419,755
Tenant security deposit	98,616	98,616
Accrued expenses	2,574,677	2,460,857

Total liabilities	8,827,812	8,710,583

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	24,024,578	21,910,750
General partner - 1 unit	(15,339)	(15,612)

Total partners' equity	24,009,239	21,895,138

Total liabilities and partners' equity	$32,837,051	$30,605,721

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Base rental income	$178,772	$173,492
Other rental income	87,452	88,238
Interest income	1,154	582

Total revenues	267,378	262,312

Expenses:
Real estate operating expenses	67,122	87,727
Amortization of deferred financing costs	5,460	5,460
Depreciation	39,345	39,336
Real estate taxes	30,881	31,666
Management fees	220,383	216,194
Other	32,520	34,350

Total expenses	395,711	414,733

Loss from operations	(128,333)	(152,421)

Equity in net income of investment	3,449,898	1,972,800

Reserve for value of investment	(1,207,464)	(986,400)

Net income	2,114,101	833,979

Income allocated to general partner	273	108

Income allocated to limited partners	$2,113,828	$833,871

Income per unit of limited partnership interest (basic and diluted)

Net income	$272.68	$107.57

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2017 (Unaudited)

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	7,753	$119,968,973	$(111,721,586)	$13,663,363	$21,910,750
Net income for the period	-	-	-	2,113,828	2,113,828
Balance, March 31, 2017	7,753	$119,968,973	$(111,721,586)	$15,777,191	$24,024,578

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2017	1	$10,000	$(26,364)	$752	$(15,612)
Net income for the period	-	-	-	273	273
Balance, March 31, 2017	1	$10,000	$(26,364)	$1,025	$(15,339)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net income	$2,114,101	$833,979
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(3,449,898)	(1,972,800)
Reserve for fair value of investment	1,207,464	986,400
Depreciation and amortization	44,805	44,796
Net decrease in operating assets	3,121	10,109
Net (decrease) increase in accounts payable	(2,051)	14,525
Net increase in accrued expenses	113,820	109,633

Net cash provided by operating activites	31,362	26,642

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(467)	(183)

Net cash (used in) investing activites	(467)	(183)

Cash Flows From Financing Activities:
Repayment of loan payable	-	(200,000)
Decrease in restricted cash	-	200,000

Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	30,895	26,459

Cash and cash equivalents at beginning of period	1,327,197	1,206,899

Cash and cash equivalents at end of period	$1,358,092	$1,233,358

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

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2016.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2017, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at March 31, 2017 and December 31, 2016.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2017	12/31/2016

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,486,185

Less: Accumulated depreciation				(1,966,671)	(1,927,326)

Investment in real estate				$3,519,514	$3,558,859

(3) ASSETS MEASURED AT FAIR VALUE

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2017 and December 31, 2016:

	Level 3:	March 31,
	Significant	2017
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$42,236,293	$42,236,293
Reserve for fair value of investment	(14,782,702)	(14,782,702)

Total assets	$27,453,591	$27,453,591

	Level 3:	December 31,
	Significant	2016
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$38,786,395	$38,786,395
Reserve for fair value of investment	(13,575,238)	(13,575,238)

Total assets	$25,211,157	$25,211,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended March 31, 2017 and December 31, 2016:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2016	$28,891,652	$(14,445,826)	$14,445,826
Equity in net income of investment	9,894,743	-	9,894,743
Decrease in reserve	-	870,588	870,588
Balance at December 31, 2016	38,786,395	(13,575,238)	25,211,157
Equity in net income of investment	3,449,898	-	3,449,898
Increase in reserve	-	(1,207,464)	(1,207,464)
Balance at March 31, 2017	$42,236,293	$(14,782,702)	$27,453,591

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, which are subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, Registrant anticipates Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, Registrant as of the year ended December 31, 2015 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve (see Note 7). During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in the real estate values. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016. Omaha’s unsecured loan has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell some of its properties which will reduce the net cash flow which could be available for distribution to the investors after the unsecured loan is paid off. Registrant as of the periods ended March 31, 2017 and December 31, 2016 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of March 31, 2017 and December 31, 2016 less a 35% reserve.

(4) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2017 owns 14 multifamily properties in 10 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2017 and December 31, 2016.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2017	December 31, 2016

Investment in real estate, net	$387,000	$378,460
Other assets	12,073	10,749
Debt	(254,592)	(254,913)
Other liabilities	(3,694)	(5,008)
Member's equity	$140,787	$129,288

(Unaudited)
Statement of Operations	March 31, 2017

Rent and other income	$11,287
Real estate operating expenses	(5,653)
Other expenses	(1,712)
Net unrealized income	7,577

Net increase in net assets	$11,499

(5)  LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2017	2016

Bank Loan (a):
Note B	0.000%	Apr-18	-	5,760,473	$5,760,473	$5,760,473
Less: unamortized finance costs					(23,658)	(29,118)

Loan payable					$5,736,815	$5,731,355

(a)

On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008. On April 29, 2011 the Partnership and Holder executed a new loan agreement (“Loan Agreement”) on the following terms:

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

3)

Note B in the amount of $5,760,473 has a maturity date of April 29, 2018. The Partnership has three one-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

On September 17, 2015, the Partnership sold Lino Lakes. An amount of $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. Until the Partnership’s obligations under Note B is satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. While the obligation under Note B is outstanding, the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of March 31, 2017 and December 31, 2016, $2,574,677 and $2,460,857, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

General

The consolidated financial statements for the three months ended March 31, 2017 and 2016 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an ongoing option to terminate the lease under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. As of March 31, 2017, Registrant has not received any notice from the tenant. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 13 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2017 increased $5,000 to approximately $267,000 as compared to approximately $262,000 for the three months ended March 31, 2016. Total revenues increased due to an increase in base rental income. Base rental income increased $6,000 to approximately $179,000 for the three months ended March 31, 2017 as compared to the same period in 2016 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income and interest income decreased slightly.

The Registrant reported a net loss from operations of approximately $128,000 for the three months ended March 31, 2017, an improvement of $24,000 as compared to a net loss from operations of approximately $152,000 for the same period in 2016. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2017 decreased $19,000 to approximately $396,000 from approximately $415,000 in 2016, due primarily to decreases in real estate operating expenses. This decrease was partially offset by an increase in management fee expense of $4,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Under the terms of its unsecured bank loan Omaha is precluded from making distributions to its investors, including the Registrant, until its unsecured loan is paid in full. Net increase in net assets increased $4,924,000 to approximately $11,499,000 for the three months ended March 31, 2017 compared to net increase in net assets of approximately $6,576,000 for the same period in 2016. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2015 and 2016 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015 and market rates increased during 2016. However, occupancy at two large properties which rely on tenants from a local military base declined due to deployments during 2016. Job growth continued to improve but at a slow pace. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $88,512,000 and during the first quarter of 2017, Omaha reported a net increase in its real estate portfolio of $7,577,000. During 2016, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and during the first quarter of 2017. Omaha’s unsecured loan has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell some of the properties which will reduce the net cash flow which could be available for distribution to the investors after the unsecured loan is paid off. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 50% reserve. However the above mentioned improvement in Omaha’s real estate values and operations had allowed Registrant to reduce the reserve in 2016. Registrant as of March 31, 2017 and the year ended December 31, 2016 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to such policies in 2017. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2017, the Registrant had cash and cash equivalents of approximately $1,358,000. These balances are approximately $31,000 higher than cash and cash equivalents held on December 31, 2016. Cash and cash equivalents increased slightly during the three months ended March 31, 2017 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses.

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

Total outstanding debt at March 31, 2017 consists of Note B at $5,760,473. Under the terms of the Loan Agreement, when the A Note was repaid, interest on the Note B stopped accruing. Note B matures April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied.  If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s) or other sources, if available. The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2017 increased $4,000 to approximately $266,000 as compared to approximately $262,000 for the three months ended March 31, 2016. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2017 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $13,000 for the three months ended March 31, 2017 to approximately $165,000 from approximately $152,000 for the three months ended March 31, 2016 due primarily to higher total revenues combined with lower operating expenses.. Operating expenses were lower due to lower utilities and repairs expenses.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2017 to March 31, 2016:

As of March 31, 2017, the Omaha portfolio consisted of 14 multi-family properties located in 10 markets.

Omaha’s total revenues for the three months ended March 31, 2017 were approximately $11,287,000. Income before net unrealized income was approximately $3,922,000. Major expenses included approximately $1,626,000 for interest expense, $820,000 for repairs and maintenance, $1,664,000 for payroll, and $1,342,000 for real estate taxes. Omaha reported net unrealized income of approximately $7,577,000 resulting in a net increase in net assets of approximately $11,499,000. For the three months ended March 31, 2017, the Registrant’s 30% equity interest in the income of Omaha was approximately $3,450,000. Registrant reserves 35% of the reported value of Omaha on its balance sheet for March 31, 2017.

The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2017. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2017 of $2,242,000.

Omaha’s total revenues for the three months ended March 31, 2016 were approximately $10,829,000. Income before net unrealized income was approximately $4,045,000. Major expenses included approximately $1,618,000 for interest expense, $782,000 for repairs and maintenance, $1,490,000 for payroll, and $1,150,000 for real estate taxes. Omaha reported net unrealized income of approximately $2,531,000 resulting in a net increase in net assets of approximately $6,576,000. For the three months ended March 31, 2016, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,973,000. Registrant reserved 50% of the reported value of Omaha on its balance sheet for March 31, 2016. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2016. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2016 of $986,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2017 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 10, 2017	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 10, 2017	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer