Form 10-Q
period 2017-06-30
SB PARTNERS
filed 2017-08-10
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

[ ] large accelerated filer     [ ] accelerated filer    [X] non-accelerated filer     [ ] small reporting company    [ ] emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

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

Not Applicable

SB PARTNERS

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016	2

	Consolidated Statements of Changes in Partners' Equity (Deficit) (unaudited) for the six months ended June 30, 2017	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016	4

	Notes to Consolidated Financial Statements (unaudited)	5 – 8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4T	Controls and Procedures	12

Part II	Other Information	12

	Signatures	13

	Exhibit 31	14-15

	Exhibit 32	16

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017 (Unaudited)	2016 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(2,006,016)	(1,927,326)
	3,480,169	3,558,859

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $13,251,109 and $13,575,238 at June 30, 2017 and December 31, 2016, respectively	30,919,252	25,211,157
	34,399,421	28,770,016

Other Assets -
Cash and cash equivalents	1,348,302	1,327,197
Cash in escrow	502,493	501,145
Other	1,121	7,363

Total assets	$36,251,337	$30,605,721

Liabilities:
Loan payable, net of unamortized deferred finance costs of $18,198 and $29,118 at June 30, 2017 and December 31, 2016, respectively	$5,708,392	$5,731,355
Accounts payable	408,291	419,755
Tenant security deposit	100,015	98,616
Accrued expenses	2,689,839	2,460,857

Total liabilities	8,906,537	8,710,583

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	27,359,709	21,910,750
General partner - 1 unit	(14,909)	(15,612)

Total partners' equity	27,344,800	21,895,138

Total liabilities and partners' equity	$36,251,337	$30,605,721

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Base rental income	$178,772	$173,492	$357,544	$346,984
Other rental income	87,452	88,238	174,904	176,476
Interest income	1,576	1,051	2,730	1,633

Total revenues	267,800	262,781	535,178	525,093

Expenses:
Real estate operating expenses	68,704	62,610	135,832	150,337
Amortization of deferred financing costs	5,460	5,460	10,920	10,920
Depreciation	39,345	39,336	78,690	78,672
Real estate taxes	30,882	31,666	61,763	63,331
Management fees	221,718	217,136	442,101	433,330
Other	31,785	33,634	64,305	67,984

Total expenses	397,894	389,842	793,611	804,574

Loss from operations	(130,094)	(127,061)	(258,433)	(279,481)

Equity in net income of investment	1,934,067	3,289,592	5,383,966	5,262,392

Reserve for value of investment	1,531,594	(1,644,796)	324,129	(2,631,195)

Net income	3,335,567	1,517,735	5,449,662	2,351,716

Income allocated to general partner	430	196	703	303

Income allocated to limited partners	$3,335,137	$1,517,539	$5,448,959	$2,351,413

Income per unit of limited partnership interest (basic and diluted)

Net income	$430.23	$195.76	$702.91	$303.33

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2017 (Unaudited)

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	7,753	$119,968,973	$(111,721,586)	$13,663,363	$21,910,750
Net income for the period	-	-	-	5,448,959	5,448,959
Balance, June 30, 2017	7,753	$119,968,973	$(111,721,586)	$19,112,322	$27,359,709

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated (Losses)	Total

Balance, January 1, 2017	1	$10,000	$(26,364)	$752	$(15,612)
Net income for the period	-	-	-	703	703
Balance, June 30, 2017	1	$10,000	$(26,364)	$1,455	$(14,909)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities:
Net income	$5,449,662	$2,351,716
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(5,383,966)	(5,262,392)
Reserve for fair value of investment	(324,129)	2,631,195
Depreciation and amortization	89,610	89,592
Net decrease in operating assets	6,242	12,100
Net (decrease) in accounts payable	(11,464)	(18,112)
Net increase in tenant security deposit	1,399	1,399
Net increase in accrued expenses	228,982	220,209

Net cash provided by operating activites	56,336	25,707

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(1,348)	(308)

Net cash (used in) investing activites	(1,348)	(308)

Cash Flows From Financing Activities:
Repayment of loan payable	(33,883)	(226,415)
Decrease in restricted cash	-	200,000

Net cash (used in) financing activities	(33,883)	(26,415)

Net change in cash and cash equivalents	21,105	(1,016)

Cash and cash equivalents at beginning of period	1,327,197	1,206,899

Cash and cash equivalents at end of period	$1,348,302	$1,205,883

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

The results of operations for the three and six months period ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2016.

(2) INVESTMENTS IN REAL ESTATE

As of June 30, 2017, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at June 30, 2017 and December 31, 2016.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2017	12/31/2016

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,486,185

Less: Accumulated depreciation				(2,006,016)	(1,927,326)

Investment in real estate				$3,480,169	$3,558,859

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of June 30, 2017 and December 31, 2016, respectively:

	Level 3:	June 30,
	Significant	2017
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$44,170,361	$44,170,361
Reserve for fair value of investment	(13,251,109)	(13,251,109)

Total assets	$30,919,252	$30,919,252

	Level 3:	December 31,
	Significant	2016
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$38,786,395	$38,786,395
Reserve for fair value of investment	(13,575,238)	(13,575,238)

Total assets	$25,211,157	$25,211,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended June 30, 2017 and December 31, 2016:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2016	$28,891,652	$(14,445,826)	$14,445,826
Equity in net income of investment	9,894,743	-	9,894,743
Decrease in reserve	-	870,588	870,588
Balance at December 31, 2016	38,786,395	(13,575,238)	25,211,157
Equity in net income of investment	5,383,966	-	5,383,966
Decrease in reserve	-	324,129	324,129
Balance at June 30, 2017	$44,170,361	$(13,251,109)	$30,919,252

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, which are subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, the Partnership anticipated Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, the Partnership as of the year ended December 31, 2015 had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in its real estate valuation. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which began to increase near the end of 2016. As of the period ended December 31, 2016 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve. Omaha’s unsecured loan which as of June 30, 2017 has a balance of $27,034,322 has a maturity date of December 31, 2017 with one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell one or more of its properties which will reduce its net cash flow from operations which could be available for distribution to its investors after the unsecured loan is paid off. During the three months ended June 30, 2017 Omaha sold one property located in Daytona, Florida and two properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay off each property’s secured mortgage and remaining net sales proceeds were used to pay down Omaha’s unsecured loan. As of the period ended June 30, 2017 the Partnership has recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of June 30, 2017 less a 30% reserve.

(4) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2017 owns 11 multifamily properties in 8 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended June 30, 2017 and December 31, 2016.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2017	December 31, 2016

Investment in real estate, net	$353,100	$378,460
Other assets	13,106	10,749
Debt	(215,024)	(254,913)
Other liabilities	(3,947)	(5,008)
Net assets	$147,235	$129,288

(Unaudited)
Statement of Operations	June 30, 2017

Rent and other income	$21,750
Real estate operating expenses	(11,094)
Other expenses	(3,463)
Net realized losses	(20,794)
Net unrealized income	31,548

Net increase in net assets	$17,947

(5) LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2017	2016

Bank Loan (a):
Note B	0.000%	Apr-18	-	5,726,590	$5,726,590	$5,760,473
Less: unamortized finance costs					(18,198)	(29,118)

Loan payable					$5,708,392	$5,731,355

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

3)

Note B in the amount of $5,726,590 has a maturity date of April 29, 2018. The Partnership has three one-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions.

4)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

5)

On September 17, 2015, the Partnership sold Lino Lakes. An amount of $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. Until the Partnership’s obligations under Note B is satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On May 16, 2016, the partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. On May 26, 2017, the partnership paid $33,883 to the Holder to pay down a portion of the outstanding balance of Note B. While the obligation under Note B is outstanding, the Partnership is precluded from making distributions to its partners.

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of June 30, 2017 and December 31, 2016, $2,689,839 and $2,460,857, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

General

The consolidated financial statements for the three and six months ended June 30, 2017 and 2016 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an ongoing option to terminate the lease under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. As of June 30, 2017, Registrant has not received any notice from the tenant. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 10 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2017 increased $5,000 to approximately $268,000 as compared to approximately $263,000 for the three months ended June 30, 2016. Total revenues increased due to an increase in base rental income. Base rental income increased $6,000 to approximately $179,000 for the three months ended June 30, 2017 as compared to the same period in 2016 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased slightly. Interest income increased slightly.

The Registrant reported a net loss from operations of approximately $130,000 for the three months ended June 30, 2017, an increase of $3,000 as compared to a net loss from operations of approximately $127,000 for the same period in 2016. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The increase of loss from operations was due to higher total expenses partially offset by higher total revenues. Total expenses from operations for 2017 increased $8,000 to approximately $398,000 from approximately $390,000 in 2016, due primarily to increases in real estate operating expenses and management fee expense of $6,000 and $5,000, respectively.

Total revenues from continuing operations for the six months ended June 30, 2017 increased $10,000 to approximately $535,000 as compared to approximately $525,000 for the six months ended June 30, 2016. Total revenues increased due to an increase in base rental income. Base rental income increased $11,000 to approximately $358,000 for the six months ended June 30, 2017 as compared to the same period in 2016 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased slightly. Interest income increased slightly.

The Registrant reported a net loss from operations of approximately $258,000 for the six months ended June 30, 2017, an improvement of $21,000 as compared to a net loss from operations of approximately $279,000 for the same period in 2016. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to lower total expenses combined with higher total revenues. Total expenses from operations for 2017 decreased $11,000 to approximately $794,000 from approximately $805,000 in 2016, due primarily to decreases in real estate operating expenses and professional fees. This decrease was partially offset by an increase in management fee expense of $9,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Under the terms of its unsecured bank loan Omaha is precluded from making distributions to its investors, including the Registrant, until its unsecured loan is paid in full. Net increase in net assets increased $406,000 to approximately $17,947,000 for the six months ended June 30, 2017 compared to net increase in net assets of approximately $17,541,000 for the same period in 2016. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2015 and 2016 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015 and market rates increased during 2016. However, occupancy at two large properties which rely on tenants from a local military base declined due to deployments during 2016. Job growth continued to improve but at a slow pace. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $88,512,000. During the second quarter of 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay off each property’s secured mortgage and remaining net sales proceeds were used to pay down Omaha’s unsecured loan. During the first six months of 2017, Omaha reported a net increase in its remaining real estate portfolio of $16,269,000. During 2016, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and during the first half of 2017. As mentioned above, Omaha, during the second quarter of 2017 made a pay down of its unsecured loan using net sales proceeds from the sale of three properties. Omaha’s unsecured loan which as of June 30, 2017 has a balance of $27,034,322 has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell one or more of the remaining properties which will reduce its net cash flow from operations which could be available for distribution to the investors after the unsecured loan is paid off. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. However the above mentioned improvement in Omaha’s real estate values and operations had allowed Registrant to reduce the reserve in 2016 to 35% as of December 31, 2016 and further in 2017. Registrant as of June 30, 2017 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of June 30, 2016 less a 30% reserve.

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

Liquidity and Capital Resources

As of June 30, 2017, the Registrant had cash and cash equivalents of approximately $1,348,000. These balances are approximately $21,000 higher than cash and cash equivalents held on December 31, 2016. Cash and cash equivalents increased slightly during the six months ended June 30, 2017 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses and pay down of the loan payable.

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

Total outstanding debt at June 30, 2017 consists of Note B at $5,726,590. Under the terms of the Loan Agreement, when Note A was repaid, interest on the Note B stopped accruing. Note B matures April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s) or other sources, if available. The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2017 increased $4,000 to approximately $266,000 as compared to approximately $262,000 for the three months ended June 30, 2016. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2017 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $1,000 for the three months ended June 30, 2017 to approximately $158,000 from approximately $157,000 for the three months ended June 30, 2016 due primarily to higher total revenues offset by higher operating expenses. Operating expenses were higher due to higher repairs expenses and insurance premiums.

Total revenues for the six months ended June 30, 2017 increased $9,000 to approximately $532,000 as compared to approximately $523,000 for the six months ended June 30, 2016. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2017 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $13,000 for the six months ended June 30, 2017 to approximately $323,000 from approximately $310,000 for the six months ended June 30, 2016 due primarily to higher total revenues combined with lower operating expenses. Operating expenses were lower due to lower utilities expenses and real estate taxes.

Investment in Sentinel Omaha, LLC

Comparison of three months ended June 30, 2017 to June 30, 2016:

As of June 30, 2017, the Omaha portfolio consisted of 11 multi-family properties located in 8 markets. Omaha’s total revenues for the three months ended June 30, 2017 were approximately $10,463,000. Income before realized losses and net unrealized income was approximately $3,272,000. Major expenses included approximately $1,667,000 for interest expense, $976,000 for repairs and maintenance, $1,353,000 for payroll, and $1,400,000 for real estate taxes. Omaha reported realized losses of $20,794,000 and net unrealized income of approximately $23,969,000 resulting in net increase in net assets of approximately $6,447,000. For the three months ended June 30, 2017, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $1,934,000. Registrant recognized a reserve of 30% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2017. As a result, Registrant reported net equity in net increase in net assets of Omaha for the quarter ended June 30, 2017 of $3,466,000.

Omaha’s total revenues for the three months ended June 30, 2016 were approximately $10,944,000. Income before net unrealized income was approximately $4,103,000. Major expenses included approximately $1,614,000 for interest expense, $964,000 for repairs and maintenance, $1,442,000 for payroll, and $1,061,000 for real estate taxes. Omaha reported net unrealized income of approximately $6,862,000 resulting in net increase in net assets of approximately $10,965,000. For the three months ended June 30, 2016, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $3,290,000. Registrant reserved 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2016. As a result, Registrant reported net equity in net increase in net assets of Omaha for the quarter ended June 30, 2016 of $1,645,000.

Comparison of six months ended June 30, 2017 to June 30, 2016:

Omaha’s total revenues for the six months ended June 30, 2017 were approximately $21,750,000. Income before realized losses and net unrealized income was approximately $7,193,000. Major expenses included approximately $3,293,000 for interest expense, $1,796,000 for repairs and maintenance, $3,017,000 for payroll, and $2,742,000 for real estate taxes. Omaha reported realized losses of $20,794,000 and net unrealized income of approximately $31,548,000 resulting in net increase in net assets of approximately $17,947,000. For the six months ended June 30, 2017, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $5,384,000. Registrant recognized a reserve of 30% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2017. As a result, Registrant reported net equity in net increase in net assets of Omaha for the six months ended June 30, 2017 of $5,708,000.

Omaha’s total revenues for the six months ended June 30, 2016 were approximately $21,774,000. Income before net unrealized income was approximately $8,148,000. Major expenses included approximately $3,270,000 for interest expense, $1,746,000 for repairs and maintenance, $2,932,000 for payroll, and $2,211,000 for real estate taxes. Omaha reported net unrealized income of approximately $9,393,000 resulting in net increase in net assets of approximately $17,541,000. For the six months ended June 30, 2016, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $5,262,000. Registrant reserved 50% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2016. As a result, Registrant reported net equity in net increase in net assets of Omaha for the six months ended June 30, 2016 of $2,631,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2017 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 10, 2017	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 10, 2017	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer