Form 10-Q
period 2017-09-30
SB PARTNERS
filed 2017-11-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017 (Unaudited)	2016 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,016,185	5,016,185
Less - accumulated depreciation	(2,045,361)	(1,927,326)
	3,440,824	3,558,859

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $12,045,963 and $13,575,238 at September 30, 2017 and December 31, 2016, respectively	36,137,888	25,211,157
	39,578,712	28,770,016

Other Assets -
Cash and cash equivalents	1,378,971	1,327,197
Cash in escrow	503,564	501,145
Other	2,600	7,363

Total assets	$41,463,847	$30,605,721

Liabilities:
Loan payable, net of unamortized deferred finance costs of $12,739 and $29,118 at September 30, 2017 and December 31, 2016, respectively	$5,713,851	$5,731,355
Accounts payable	410,672	419,755
Tenant security deposit	100,015	98,616
Accrued expenses	2,805,369	2,460,857

Total liabilities	9,029,907	8,710,583

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	32,448,193	21,910,750
General partner - 1 unit	(14,253)	(15,612)

Total partners' equity	32,433,940	21,895,138

Total liabilities and partners' equity	$41,463,847	$30,605,721

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Base rental income	$182,393	$177,012	$539,937	$523,996
Other rental income	87,452	88,238	262,356	264,714
Interest income	1,774	1,054	4,504	2,687

Total revenues	271,619	266,304	806,797	791,397

Expenses:
Real estate operating expenses	70,610	60,016	206,441	210,353
Amortization of deferred financing costs	5,460	5,460	16,380	16,380
Depreciation	39,345	39,336	118,035	118,008
Real estate taxes	30,881	31,665	92,644	94,996
Management fees	222,090	218,456	664,191	651,786
Other	32,730	31,800	97,035	99,784

Total expenses	401,116	386,733	1,194,726	1,191,307

Loss from operations	(129,497)	(120,429)	(387,929)	(399,910)

Equity in net income of investment	4,013,490	4,872,219	9,397,455	10,134,611

Reserve for value of investment	1,205,146	(2,436,110)	1,529,276	(5,067,305)

Net income	5,089,139	2,315,680	10,538,802	4,667,396

Income allocated to general partner	656	299	1,359	602

Income allocated to limited partners	$5,088,483	$2,315,381	$10,537,443	$4,666,794

Income per unit of limited partnership interest (basic and diluted)

Net income	$656.41	$298.68	$1,359.32	$602.01

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2017

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	7,753	$119,968,973	$(111,721,586)	$13,663,363	$21,910,750
Net income for the period	-	-	-	10,537,443	10,537,443
Balance, September 30, 2017	7,753	$119,968,973	$(111,721,586)	$24,200,806	$32,448,193

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	1	$10,000	$(26,364)	$752	$(15,612)
Net income for the period	-	-	-	1,359	1,359
Balance, September 30, 2017	1	$10,000	$(26,364)	$2,111	$(14,253)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities:
Net income	$10,538,802	$4,667,396
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(9,397,455)	(10,134,611)
Reserve for fair value of investment	(1,529,276)	5,067,305
Depreciation and amortization	134,414	134,388
Net decrease (increase) in operating assets	4,763	(23,781)
Net (decrease) increase in accounts payable	(9,083)	4,466
Net increase in tenant security deposit	1,399	1,399
Net increase in accrued expenses	344,512	332,105

Net cash provided by operating activites	88,076	48,667

Cash Flows From Investing Activities:
Interest earned on capital reserve escrow acount	(2,419)	(433)

Net cash (used in) investing activites	(2,419)	(433)

Cash Flows From Financing Activities:
Repayment of loan payable	(33,883)	(226,415)
Decrease in restricted cash	-	200,000

Net cash (used in) financing activities	(33,883)	(26,415)

Net change in cash and cash equivalents	51,774	21,819

Cash and cash equivalents at beginning of period	1,327,197	1,206,899

Cash and cash equivalents at end of period	$1,378,971	$1,228,718

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

The results of operations for the three and nine months period ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2016.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2017, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at September 30, 2017 and December 31, 2016.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2017	12/31/2016

Industrial flex property	1	2002	60,345 sf	$5,486,185	$5,486,185

Less: Accumulated depreciation				(2,045,361)	(1,927,326)

Investment in real estate				$3,440,824	$3,558,859

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of September 30, 2017 and December 31, 2016, respectively:

	Level 3:	September 30,
	Significant	2017
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$48,183,851	$48,183,851
Reserve for fair value of investment	(12,045,963)	(12,045,963)

Total assets	$36,137,888	$36,137,888

	Level 3:	December 31,
	Significant	2016
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$38,786,395	$38,786,395
Reserve for fair value of investment	(13,575,238)	(13,575,238)

Total assets	$25,211,157	$25,211,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended September 30, 2017 and December 31, 2016:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2016	$28,891,652	$(14,445,826)	$14,445,826
Equity in net income of investment	9,894,743	-	9,894,743
Decrease in reserve	-	870,588	870,588
Balance at December 31, 2016	38,786,395	(13,575,238)	25,211,157
Equity in net income of investment	9,397,456	-	9,397,456
Decrease in reserve	-	1,529,275	1,529,275
Balance at September 30, 2017	$48,183,851	$(12,045,963)	$36,137,888

On September 30, 2015, Omaha refinanced six properties which had been encumbered by a single secured credit facility with a high fixed interest rate. Previously, a refinancing of the secured credit facility would have required significant prepayment penalties which made a refinancing cost prohibitive. On September 30, 2015, the prepayment penalties were reduced enough that combined with stronger valuation rates, each property’s borrowing capacity was sufficient to support a new separate mortgage with enough combined proceeds to pay off the credit facility and the prepayment penalties. The six new mortgages have lower interest rates although the new interest rates are floating rates, which are subject to changes in the credit markets. Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. However, based on a review of the 2015 property operations and applying the terms of the new mortgages and barring any unforeseen downturn in the real estate and capital markets, the Partnership anticipated Omaha has a more likely than not chance to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the mortgages and after paying off the unsecured bank loan, make distributions to its investors for a portion of the original capital invested. Therefore, the Partnership as of the year ended December 31, 2015 had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in its real estate valuation. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which have increased during 2016 and 2017. As of the period ended December 31, 2016 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve. Omaha’s unsecured loan which as of September 30, 2017 has a balance of $26,859,322 has a maturity date of December 31, 2017 with one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell one or more of its properties which will reduce its net cash flow from operations which could be available for distribution to its investors after the unsecured loan is paid off. During the nine months ended September 30, 2017 Omaha sold one property located in Daytona, Florida and two properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay off each property’s secured mortgage and remaining net sales proceeds were used to pay down Omaha’s unsecured loan. As of the period ended September 30, 2017 the Partnership has recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of September 30, 2017 less a 25% reserve.

(4) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of September 30, 2017 owns 11 multifamily properties in 8 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended September 30, 2017 and December 31, 2016.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2017	December 31, 2016

Investment in real estate, net	$364,750	$378,460
Other assets	15,083	10,749
Debt	(214,385)	(254,913)
Other liabilities	(4,835)	(5,008)
Net assets	$160,613	$129,288

(Unaudited)
Statement of Operations	September 30, 2017

Rent and other income	$31,616
Real estate operating expenses	(16,059)
Other expenses	(5,138)
Net realized losses	(20,794)
Net unrealized income	41,700

Net increase in net assets	$31,325

(5) LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2017	2016

Bank Loan (a):
Note B	0.000%	Apr-18	-	5,726,590	$5,726,590	$5,760,473
Less: unamortized finance costs					(12,739)	(29,118)

Loan payable					$5,713,851	$5,731,355

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

6)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of September 30, 2017 and December 31, 2016, $2,805,369 and $2,460,857, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

General

The consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an ongoing option to terminate the lease under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. As of September 30, 2017, Registrant has not received any notice from the tenant. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 10 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2017 increased $6,000 to approximately $272,000 as compared to approximately $266,000 for the three months ended September 30, 2016. Total revenues increased due to an increase in base rental income. Base rental income increased $5,000 to approximately $182,000 for the three months ended September 30, 2017 as compared to the same period in 2016 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased slightly. Interest income increased slightly.

The Registrant reported a net loss from operations of approximately $129,000 for the three months ended September 30, 2017, an increase of $9,000 as compared to a net loss from operations of approximately $120,000 for the same period in 2016. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The increase of loss from operations was due to higher total expenses partially offset by higher total revenues. Total expenses from operations for 2017 increased $14,000 to approximately $401,000 from approximately $387,000 in 2016, due primarily to increases in real estate operating expenses and management fee expense of $11,000 and $4,000, respectively.

Total revenues from continuing operations for the nine months ended September 30, 2017 increased $16,000 to approximately $807,000 as compared to approximately $791,000 for the nine months ended September 30, 2016. Total revenues increased due to an increase in base rental income. Base rental income increased $16,000 to approximately $540,000 for the nine months ended September 30, 2017 as compared to the same period in 2016 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income decreased slightly. Interest income increased slightly.

The Registrant reported a net loss from operations of approximately $388,000 for the nine months ended September 30, 2017, an improvement of $12,000 as compared to a net loss from operations of approximately $400,000 for the same period in 2016. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total expenses partially offset by higher total revenues. Total expenses from operations for 2017 increased $4,000 to approximately $1,195,000 from approximately $1,191,000 in 2016, due primarily to an increase in management fee expense partially offset by decreases in real estate operating expenses, real estate taxes and professional fees.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Under the terms of its unsecured bank loan Omaha is precluded from making distributions to its investors, including the Registrant, until its unsecured loan is paid in full. Net increase in net assets decreased $2,457,000 to approximately $31,325,000 for the nine months ended September 30, 2017 compared to net increase in net assets of approximately $33,782,000 for the same period in 2016. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2015 and 2016 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015 and market rates increased during 2016. However, occupancy at two large properties which rely on tenants from a local military base declined due to deployments during 2016. Job growth continued to improve but at a slow pace. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $88,512,000. During the nine months ended September 30, 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay off each property’s secured mortgage and remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the first nine months of 2017, Omaha reported a net increase in its remaining real estate portfolio of $29,965,000. During 2016, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and during 2017. Omaha’s unsecured loan which as of September 30, 2017 has a balance of $26,859,322 has a maturity date of December 31, 2017. Omaha has one option to extend the maturity date to June 30, 2018. It is unlikely Omaha will be able to pay off the unsecured loan from net operating cash flow or refinancing proceeds. Omaha will have to sell one or more of the remaining properties which will reduce its net cash flow from operations which could be available for distribution to the investors after the unsecured loan is satisfied. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. The improvement in Omaha’s real estate values and operations allowed Registrant to reduce the reserve in 2016 to 35% as of December 31, 2016 with further improvement in 2017. Registrant as of September 30, 2017 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of September 30, 2017 less a 25% reserve.

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

Liquidity and Capital Resources

As of September 30, 2017, the Registrant had cash and cash equivalents of approximately $1,379,000. These balances are approximately $52,000 higher than cash and cash equivalents held on December 31, 2016. Cash and cash equivalents increased during the nine months ended September 30, 2017 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses and pay down of the loan payable.

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

Total outstanding debt at September 30, 2017 consists of Note B at $5,726,590. Under the terms of the Loan Agreement, when Note A was repaid, interest on the Note B stopped accruing. Note B matures April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s) or other sources, if available. The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2017 increased $5,000 to approximately $270,000 as compared to approximately $265,000 for the three months ended September 30, 2016. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2017 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $8,000 for the three months ended September 30, 2017 to approximately $171,000 from approximately $163,000 for the three months ended September 30, 2016 due primarily to higher total revenues combined with lower operating expenses. Operating expenses were lower due to lower repairs expenses and real estate tax.

Total revenues for the nine months ended September 30, 2017 increased $13,000 to approximately $802,000 as compared to approximately $789,000 for the nine months ended September 30, 2016. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2017 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $21,000 for the nine months ended September 30, 2017 to approximately $494,000 from approximately $473,000 for the nine months ended September 30, 2016 due primarily to higher total revenues combined with lower operating expenses. Operating expenses were lower due to lower utilities expense and real estate tax.

Investment in Sentinel Omaha, LLC

Comparison of three months ended September 30, 2017 to September 30, 2016:

As of September 30, 2017, the Omaha portfolio consisted of 11 multi-family properties located in 8 markets. Omaha’s total revenues for the three months ended September 30, 2017 were approximately $9,867,000. Income before net unrealized income was approximately $3,225,000. Major expenses included approximately $1,554,000 for interest expense, $898,000 for repairs and maintenance, $1,286,000 for payroll, and $1,212,000 for real estate taxes. Omaha reported net unrealized income of approximately $10,152,000 resulting in net increase in net assets of approximately $13,377,000. For the three months ended September 30, 2017, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $4,013,000. Registrant recognized a reserve of 25% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2017. As a result, Registrant reported net equity in net increase in net assets of Omaha for the quarter ended September 30, 2017 of $5,219,000.

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

Comparison of nine months ended September 30, 2017 to September 30, 2016:

Omaha’s total revenues for the nine months ended September 30, 2017 were approximately $31,616,000. Income before realized losses and net unrealized income was approximately $10,419,000. Major expenses included approximately $4,837,000 for interest expense, $2,694,000 for repairs and maintenance, $4,301,000 for payroll, and $3,952,000 for real estate taxes. Omaha reported realized losses of $20,794,000 and net unrealized income of approximately $41,700,000 resulting in net increase in net assets of approximately $31,325,000. For the nine months ended September 30, 2017, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $9,397,000. Registrant recognized a reserve of 25% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2017. As a result, Registrant reported net equity in net increase in net assets of Omaha for the nine months ended September 30, 2017 of $10,927,000.

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

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2017 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 13, 2017	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 13, 2017	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer