Form 10-K
period 2017-12-31
SB PARTNERS
filed 2018-03-28
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2017

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2017, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2017 owned 11 multifamily properties in 8 markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of multi-family properties located in secondary and tertiary markets. During 2017, physical and economic occupancy remained stable at most of Omaha’s properties. However average net rental income increased at a much slower rate of 1.1% for 2017 vs. 5.7% for 2016 and 7.2% for 2015 (see Item 2. Properties). All of Omaha’s property mortgages and bank loans pay interest based on floating interest rates. During 2017 the floating rates on these loans increased as short term LIBOR rates increased as their rates are based on one month LIBOR. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017. During 2017 Omaha was able to pay down a portion of its unsecured bank loan using net sales proceeds from the sale of three properties and cash generated from real estate operations. During 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage loan. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. As of December 31, 2017 Omaha’s unsecured loan had a balance of $20,359,322. Omaha’s unsecured loan had a maturity date of December 31, 2017. Prior to maturity, Omaha exercised its one option to extend the maturity date to June 30, 2018. During the second half of 2017 Omaha began marketing three of its properties for a sale in early 2018. If the sales close successfully, sales proceeds from these sales will be used first to pay selling expenses and pay off each property’s secured mortgage loan.  During the first quarter of 2018, sales of two of the properties were completed while the sales contract for the third was cancelled. Remaining proceeds from the two sales were used to pay off the remaining balance on the unsecured loan.

Omaha reports on a fair value basis and for the year ended December 31, 2017 Omaha reported an increase of $31,440,000 in the value of its portfolio over the same properties as of the year ended December 31, 2016. The total real estate portfolio value of $366,225,000 as of December 31, 2017 consists of the same properties which made up Omaha’s portfolio as of December 31, 2016 less the three properties sold during 2017. Omaha is precluded from making distributions to its investors until its unsecured loans are paid in full. As of December 31, 2015, barring any unforeseen downturn in the real estate and capital markets, Registrant anticipated Omaha had a more likely than not chance to continue to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the underlying mortgages and after paying off the balance of the unsecured bank loan at maturity, make distributions to its investors thereby returning a portion of the original invested capital. Registrant as of the year ended December 31, 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve for possible unforeseen disruptions in the property and capital markets. As a result of the overall increase in Omaha’s real estate values and the further pay down of its unsecured bank loan, Registrant reduced the reserve of Omaha’s equity value from 50% to 35% as of December 31, 2016.

For the year ended December 31, 2017 Sentinel Omaha reported a 10.2% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2018 as compared to 2017. As noted above, all of Omaha’s property mortgages and banks loans use floating rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2017 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017. Mortgage interest rates are expected to continue to increase in 2018 as the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease is scheduled to expire October 31, 2019. However, the tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty; the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant does not renew or if the tenant exercises its termination option, the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Sentinel Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Sentinel Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Sentinel Omaha has in the past two years paid down a significant portion of the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to continuing the pay down of Omaha's unsecured loan in 2017, the reserve is reduced from 35% to 25%.

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

General

The Registrant's investments consist of direct or indirect investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's direct real property and the Registrant's financial condition will be dependent upon its ability to operate the property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. The underlying value of the Registrant's real estate investment will be dependent upon the investment’s managing partner’s ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the properties may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex space or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew the leases of a significant number of tenants, re-lease vacant spaces or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Potential Adverse Effect on Results of Operations Due to Operating Risks

The Registrant's real estate invesments are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates.

Debt Servicing and Financing

Total outstanding debt at December 31, 2017 consists of a bank loan with a balance of $5,726,590. The loan matures on April 29, 2018. Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied. On January 30, 2018, Registrant sent a notice to the Holder of the loan to extend the maturity to April 29, 2019 which the Holder has acknowledged. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate assets upon disadvantageous terms or the Holder could foreclose on its security interest in the industrial flex property or its title holding entity which is a wholly-owned subsidiary of Registrant. This could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

On April 29, 2011, the Holder (“Holder”) and Registrant executed a new Loan Agreement (“Loan Agreement”) related to Registrant’s $22,000,000 unsecured debt. Registrant paid down a portion of the bank loan using the net sales proceeds from the sale of 175 Ambassador Drive in 2011 and a further pay down using the net sales proceeds from the sale of Lino Lakes in 2015. The terms of the remaining bank loan are:

1)

Note B in the amount of $5,726,590 has a maturity date of April 29, 2018. Registrant has three 1-year options to extend the maturity date if certain conditions are satisfied. On January 30, 2018, Registrant sent a notice to the holder of the loan to extend the maturity to April 29, 2019, which Holder has acknowledged. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of the property in Lino Lakes. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions.

2)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. Registrant’s obligations under the Notes may be accelerated upon default.

3)

Until Registrant’s obligations under Note B are satisfied in full, Registrant is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining property and investment, toward the repayment of Note B while retaining the other portion to increase cash reserves. On May 26, 2017, the Registrant paid $33,883 to the Holder to pay down a portion of the outstanding balance of Note B. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2017. On May 16, 2016, the Registrant paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note B. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2016. While the obligations under the Notes are outstanding, Registrant is precluded from making distributions to its partners.

4)

Registrant, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by Registrant to its general partner so long as the Note B remains outstanding. As of December 31, 2017 and 2016, $2,922,943 and $2,460,857, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

5)

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

Tax Matters

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law.  The Act is a complex revision to U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas.  The long term impact of the Act on the overall economy, the real estate industry, the Registrant, and the Unit holders cannot be reliably predicted at this time.  Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law (including the Act) and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holders own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2017 is as follows:

		Description			Acquisition	Percent	Occupancy at	Mortgagee
Property	Location	Sq. Ft.	Units	Acres	Date	Ownership	12/31/2017	Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

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

Investment in Sentinel Omaha LLC:
10 garden apartment properties and one high-rise apartment property	8 U.S. markets	n/a	3,305	n/a	Sept. 07	30%	92%	n/a

Additional information regarding properties owned by the Registrant:

	2017	2016	2015	2014	2013

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)(e)	n/a	n/a	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (d)	92.00%	91.00%	93.00%	91.00%	90.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (f)	$18	$18	$17	$18	$15
435 Park Court (c) (e) (f)	n/a	n/a	$6	$6	$6
Investment in Sentinel Omaha, LLC (d) (g)	$10,126	$10,012	$9,474	$8,834	$8,152

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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2017 was 2,313.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant did not declare a distribution for 2017, 2016 or 2015. Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In addition, while the obligations under the Loan Agreement are outstanding, Registrant is precluded from making distributions to its partners.

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,081	$1,059	$1,016	$1,087	$896
Operating Expenses, Less Depreciation and Amortization	(1,418)	(1,412)	(1,834)	(2,002)	(1,983)
Depreciation and Amortization	(179)	(179)	(161)	(167)	(190)

Loss from Operations	(516)	(532)	(979)	(1,082)	(1,277)
Equity in Net Income of Investment	11,320	9,895	22,142	5,081	1,669
Reserve for Value of Investment	1,048	870	(7,696)	(5,081)	(1,669)

Income (Loss) from Continuing Operations	11,852	10,233	13,467	(1,082)	(1,277)

Income from Discontinued Operations	-	-	401	207	174
Gain on Sale of Investments in Real Estate	-	-	3,569	-	-

Net Income (Loss)	$11,852	$10,233	$17,437	$(875)	$(1,103)

Income (Loss) from Continuing Operations per Unit of Partnership Interest:	$1,529	$1,320	$1,737	$(140)	$(165)

Income from Discontinued Operations per Unit of Partnership Interest:	$-	$-	$52	$27	$22

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,467	$3,559	$3,716	$3,706	$3,833
Real Estate Assets Held for Sale	$-	$-	$-	$12,026	$12,379
Investment in Sentinel Omaha, LLC, net	$37,580	$25,211	$14,446	$-	$-
Other Assets in Discontinued Operations	$-	$-	$-	$23	$22
Total Assets	$43,008	$30,606	$20,083	$17,272	$17,482
Loan Payable	$5,719	$5,731	$5,936	$9,953	$9,967
Mortgage Note in Discontinued Operations	$-	$-	$-	$10,000	$10,000
Other Liabilities in Discontinued Operations	$-	$-	$-	$25	$25
Partners' Equity (Deficit)	$33,748	$21,895	$11,662	$(5,775)	$(4,900)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2017, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2017 owns 11 multifamily properties in 8 markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2017 and 2016 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. The consolidated financial statements for the year ended December 31, 2015 reflects the operations of one warehouse distribution center located in Lino Lakes, Minnesota and one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha. Registrant’s property located in Lino Lakes, MN was encumbered by a $10,000,000 mortgage which was scheduled to mature on October 5, 2015. On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses included a sale commission of $80,250 paid to an affiliate of the general partner. The results of operations for 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. See note 4 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2017.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease is scheduled to expire on October 31, 2019. However, tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. During 2015 and 2016 capitalization rates for older properties in tertiary markets where Omaha owns most of its properties, generally were lower than for the prior years. Physical and economic occupancy improved at the properties during 2015 and market rates increased during 2016. However, occupancy at two large properties which rely on tenants from a local military base declined due to deployments during 2016. Job growth continued to improve but at a slow pace. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its portfolio of $88,512,000. During 2016, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. During the twelve months ended December 31, 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the twelve months ended December 31, 2017, Omaha reported a net increase in its remaining real estate portfolio of $33,815,000. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and continued to increase during 2017. Omaha’s unsecured loan which as of December 31, 2017 had a balance of $20,359,322 had a maturity date of December 31, 2017. Prior to maturity Omaha exercised its one option to extend the maturity date to June 30, 2018. During the second half of 2017 Omaha began marketing three of its properties for a sale in early 2018. If the sales close successfully, net sales proceeds from these sales will be used first to pay selling expenses and pay off each property’s secured mortgage loan. During the first quarter of 2018, sales of two of the properties were completed while the sales contract for the third was cancelled. Remaining proceeds were used to pay off the remaining balance of the unsecured loan. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. The improvement in Omaha’s real estate values and operations allowed Registrant to reduce the reserve in 2016 to 35% as of December 31, 2016 with further improvement in 2017. Registrant as of December 31, 2017 has recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2017 less a 25% reserve.

For the year ended December 31, 2017 Sentinel Omaha reported a 10.2% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2018 as compared to 2017. As noted above, all of Omaha’s property mortgages and banks loans use float rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2017 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017. Mortgage interest rates are expected to continue to increase in 2018 as the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

As noted earlier, the tenant for Registrant's wholly owned property has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. If the tenant does not renew or if the tenant exercises its termination option, the Registrant would have no source of internal funds until the space is released to a new tenant or Registrant receives distributions from Sentinel Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Sentinel Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Sentinel Omaha has in the past two years paid down a significant portion of the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to the continuing pay down of Omaha's unsecured loan in 2017, the reserve is reduced from 35% to 25%.

For the year ended December 31, 2017, Omaha reported net investment income of $14,151,469 of which the Registrant’s interest was $4,245,442. In addition, Omaha reported net unrealized appreciation of real estate properties and interest rate protection agreements of $44,074,122 of which the Registrant’s interest was $13,222,237. Also Omaha reported net realized loss on the sale of three real estate properties of $20,492,141 of which the Registrant’s interest was $6,147,642.

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

Estimated fair value was determined utilizing Level 3 inputs based upon independent appraisals or utilizing Level 2 inputs based upon sales contracts or bona fide sales offers.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (ASU 2014-9).  ASU 2014-9 is a comprehensive new revenue recognition model requiring an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods and services.  ASU 2014-9 specifically excludes revenues derived from lease contracts within the scope of Leases (Topic 840) and is effective for annual periods beginning after December 15, 2017.  Since the Partnership’s revenue is primarily generated through leasing arrangements, the adoption of ASU 2014-9 on January 1, 2018 is not expected to have a material impact on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (ASU 2016-2), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheet.  The accounting for lessors will remain largely unchanged from existing standards; however ASU 2016-02 requires that lease procurement costs, which were previously capitalized, be expensed as-incurred. ASU 2016-2 is effective for annual periods beginning after December 15, 2018, and requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.  The Partnership is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15).  ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues including the following that may be relevant to the Partnership: (i) debt prepayment or debt extinguishment costs and (ii) distributions received from equity method investments.  ASU 2016-15 is effective for annual periods beginning after December 31, 2017 and requires a full retrospective approach.  The adoption of ASU 2016-15 on January 1, 2018 is not expected to have a material impact on the Partnership’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18).  ASU 2016-18 is intended to reduce diversity in practice for the classification and presentation of changes in restricted cash by requiring the statement of cash flows to explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash.  Accordingly, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling beginning-of-period and end-of period totals on the statement of cash flows.  ASU 2016-18 is effective for annual periods beginning after December 15, 2017.  The adoption of ASU 2016-18 on January 1, 2018 is not expected to have a material impact on the Partnership’s consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, the Registrant’s contractual obligations consisted of a loan payable. Principal payments under the loan payable are due as follows:

For the year ending December 31,
2018	$-
2019	5,726,590
2020	-
2021	-
2022	-
Thereafter	-

Total	$5,726,590

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, Registrant had cash and cash equivalents of approximately $1,450,000 as compared to approximately $1,327,000 as of December 31, 2016. Cash and cash equivalents increased during the year ended December 31, 2017 primarily due to rental income received from the tenant leasing space at Registrant’s property less operating expenses and capital improvements at Registrants wholly owned property, partnership expenses paid and debt service obligations.

As of December 31, 2017, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the property’s operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. On May 26, 2017, Registrant paid $33,883 to the Holder to pay down a portion of the outstanding balance of Note B. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew.

Total outstanding debt at December 31, 2017 consisted of Note B at $5,726,590. Under the terms of the Bank Loan Agreement, once the A Note was paid off, interest on the B Note stopped accruing. The loan matures on April 29, 2018. Registrant has three 1-year options to extend the maturity of the loan under certain conditions. On January 30, 2018 Registrant sent notification to the Holder of the loan that Registrant was exercising its first one year option to extend the maturity date to April 29, 2019 which the Holder has acknowledged. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s). The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate assets upon disadvantageous terms, or the Holder could foreclose on its security interest in the industrial flex property or its title holding entity which is a wholly-owned subsidiary of Registrant. This could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports on a fair value basis and for 2017, Omaha reported an increase in the value of its remaining portfolio of $33,815,000 over 2017. The total real estate portfolio value of $368,400,000 as of December 31, 2017 consists of the same properties which made up Omaha’s portfolio as of December 31, 2016 except as follows. Omaha sold its garden apartment property located in Daytona, Florida on May 11, 2017 and Omaha sold both its two properties located in Fayetteville, North Carolina on May 25, 2017. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. The national industrial market improved in 2017 however Registrant may still require a longer time period to replace the tenant at its property should a default occur or should the tenant not renew its lease at the end of the lease term.

Registrant did not pay a distribution in 2017. There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution. While the obligations under the Bank Loan Agreement are outstanding, the Registrant is precluded from making distributions to its Unit holders.

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to cover operating and capital improvement costs and other working capital requirements of the Registrant so long as the tenant remains in place.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2017 VS. 2016

Total revenues from operations increased $22,000 to approximately $1,081,000 in 2017 from approximately $1,059,000 in 2016 primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income decreased slightly while interest income increased slightly.

The Registrant reported a net loss from operations of approximately $516,000 in 2017, an improvement of $16,000 as compared to a net loss from operations of approximately $532,000 in 2016. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher operating expenses. Total expenses from operations for 2017 increased $6,000 to approximately $1,597,000 from approximately $1,591,000 in 2016, due to increases in administration costs and investment fees partially offset by decreases in real estate taxes, professional fees and repairs and maintenance.

Omaha reports on a fair value basis and due to the mortgage crisis, stagnant real estate market and slow economy, Omaha reported a significant write-down in the value of its real estate portfolio of approximately $100,852,000 during the years ended December 31, 2008 through 2014. For the years 2015 and 2016, as real estate values recovered Omaha reported an increase in the value of its real estate portfolio of $88,512,000. During the twelve months ended December 31, 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the twelve months ended December 31, 2017, Omaha reported a net increase in its remaining real estate portfolio of $33,815,000.

Equity in net increase in net assets increased $1,425,000 to an income of approximately $11,320,000 for 2017 compared to income of approximately $9,895,000 for 2016. Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha is precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value prior to 2015. During 2016, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and continued to increase during 2017. Omaha’s unsecured loan which as of December 31, 2017 has a balance of $20,359,322 has a maturity date of December 31, 2017. Prior to maturity Omaha exercised its one option to extend the maturity date to June 30, 2018. During the second half of 2017 Omaha began marketing three of its properties for a sale in early 2018. If the sales close successfully, net sales proceeds from these sales will be used first to pay selling expenses and pay off each property’s secured mortgage. During the first quarter of 2018, sales of two of the properties were completed while the sales contract for the third was cancelled. Remaining proceeds were used to pay off the remaining balance of the unsecured loan. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. The improvement in Omaha’s real estate values and operations allowed Registrant to reduce the reserve in 2016 to 35% as of December 31, 2016.

For the year ended December 31, 2017 Sentinel Omaha reported a 10.2% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2018 as compared to 2017. As noted above, all of Omaha’s property mortgages and banks loans use float rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2017 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017. Mortgage interest rates are expected to continue to increase in 2018 as the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease is scheduled to expire October 31, 2019. However, the tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty; the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant does not renew or if the tenant exercises its termination option, the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Sentinel Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Sentinel Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Sentinel Omaha has in the past two years paid down a significant portion of the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to the continuing pay down of Omaha's unsecured loan in 2017, the reserve is reduced from 35% to 25%.

On September 17, 2015, Registrant completed the sale of its warehouse distribution property located in Lino Lakes, Minnesota. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses included a sale commission of $80,250 paid to an affiliate of the general partner. The results of operations for the years ended December 31, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Registrant has reported a gain on the sale of the property of $3,569,246 in the accompanying financial statements over the carrying value. See note 5 to the accompanying consolidated financial statements.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $18,000, to approximately $1,074,000 in 2017 compared with approximately $1,056,000 in 2016. Net income, which includes deductions for depreciation, increased $25,000 to approximately $656,000 in 2017 from approximately $631,000 in 2016. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income decreased slightly from 2016 to 2017. The increase in net income was due to the increase in revenues combined with a decrease in operating expenses. The decrease in operating expenses was primarily due to decreases in repairs and maintenance of $5,000 and real estate taxes of $3,000.

According to a market report by CBRE, the Minneapolis Metropolitan Statistical Area’s industrial market reported that during 2017 vacancy rates for industrial space remained the same and rental rates decreased. Net absorption of industrial space increased in 2017.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2017 Omaha sold its garden apartment property located in Dayton, Florida. and Omaha sold both its garden apartments located in Fayetteville, North Carolina. Sales proceeds from all three sales were first used to pay selling expenses and the mortgages encumbering each property. Remaining sales proceeds were used to pay down Omaha’s unsecured bank loan.

Omaha reported total revenues for 2017 of approximately $41,488,000. Net investment income before net unrealized appreciation was $14,151,000. Major expenses included $6,391,000 of interest expense, $3,806,000 for repairs and maintenance, $5,409,000 for payroll and $4,645,000 for real estate taxes. In addition, Omaha reported a net unrealized appreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $44,074,000. Also Omaha reported net realized loss on the sale of three real estate properties of $20,492,141. For the year ended December 31, 2017, the Registrant’s equity interest in the income of Omaha was approximately $11,320,000.

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

Investments

During 2016 Omaha did not purchase or sell any properties in its portfolio.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 25 through 39 of this Annual Report on Form 10-K. Supplementary financial information required by this item is contained herein on pages 40 through 41 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2017 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	75	Director

Millie C. Cassidy	72	President & Director

George N. Tietjen III	57	Chief Executive Officer

Martin Cawley	61	Vice President

Leland J. Roth	54	Treasurer & Director

John H. Zoeller	58	Chief Financial Officer

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

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 36 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2017, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2017, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,427.0 Units of Limited Partnership Interest, representing 44.2% of the outstanding number of Units on December 31, 2017. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on December 7, 2017, when the total number of Units held reached 44% of the outstanding number of Units.

(c)	During the year ended December 31, 2017, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $888,325, $867,859 and $875,788 for the years ended December 31, 2017, 2016, and 2015, respectively. Of the amounts earned in 2017, 2016 and 2015, $462,086, $441,618 and $449,548, respectively have been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts total $2,922,943 and $2,460,857 and are included in accrued expenses on the balance sheet as of December 31, 2017 and 2016, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2017, 2016 or 2015.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $54,311, $53,242 and $117,004 in 2017, 2016, and 2015, respectively.

On September 17, 2015, Registrant completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Registrant’s bank loan. Closing expenses includesda sale commission of $80,250 paid to an affiliate of the General Partner.

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2017, 2016 and 2015 were $54,000 each year.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2017, 2016 and 2015, the Registrant’s equity interest in the net income of Omaha was approximately $11,320,000, $9,895,000 and $22,142,000, respectively.

In connection with the mortgage financing of certain properties, the respective lenders required the Registrant to place the assets and liabilities of these properties into single asset limited partnerships or land trusts which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Registrant. An affiliate of the General Partner is also the trustee of the land trust. For its services, the affiliate was not paid an annual fee in 2017, 2016 or 2015.

Reference is made to Items 10 and 11, and Notes 2, 4, 5, 6 and 10 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $100,000 and $105,000 for each of the years ended December 31, 2017 and 2016, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2017 and 2016 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2017 and 2016, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

4.

All Other Fees. No other fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in subparagraphs (1) through (3) of this section.

5.	(i)The selection of the independent auditors to audit the annual financial statements and perform review procedures on the quarterly reports filed with the SEC by the Registrant is made by the general partner of Registrant. Fees quoted by the independent auditors are approved by the general partner prior to their acceptance by the Registrant.
(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2017 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

	(2)	Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 25. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)     Exhibits -

Exhibit No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2017

101.INS **	XBRL Instance
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation
101.DEF **	XBRL Taxonomy Extension Definition
101.LAB **	XBRL Taxonomy Extension Labels
101.PRE **	XBRL Taxonomy Extension Presentation

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 28, 2018	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 28, 2018	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 28, 2018
George N. Tietjen III

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	March 28, 2018
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2017 and 2016	27

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	28

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015	29

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	30

Notes to Consolidated Financial Statements	31 – 39

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017	40-41

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule of Real Estate and Accumulated Depreciation as of December 31, 2017 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

 As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2006.

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.

Shelton, Connecticut

March 28, 2018

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,081,365	5,016,185
Less - accumulated depreciation	(2,084,846)	(1,927,326)
	3,466,519	3,558,859

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $12,526,608 and $13,575,238 at December 31, 2017 and 2016, respectively	37,579,824	25,211,157
	41,046,343	28,770,016

Other Assets -
Cash and cash equivalents	1,449,927	1,327,197
Cash in escrow	504,778	501,145
Other	7,019	7,363

Total assets	$43,008,067	$30,605,721

Liabilities:
Loan payable, net of unamortized deferred finance costs of $7,279 and $29,118 as of December 31, 2017 and 2016, respectively	$5,719,311	$5,731,355
Accounts payable	516,793	419,755
Tenant security deposit	101,414	98,616
Accued expenses	2,922,943	2,460,857

Total liabilities	9,260,461	8,710,583

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	33,761,689	21,910,750
General partner - 1 unit	(14,083)	(15,612)

Total partners' equity	33,747,606	21,895,138

Total liabilities and partners' equity	$43,008,067	$30,605,721

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2017	2016	2015
Revenues:
Base rental income	$724,140	$702,768	$662,991
Other rental income	349,818	352,952	351,743
Interest on short-term investments and other	7,177	3,624	1,353

Total revenues	1,081,135	1,059,344	1,016,087

Expenses:
Real estate operating expenses	281,796	286,536	314,306
Interest on loan payable	-	-	365,183
Amortization of deferred financing costs	21,839	21,840	21,838
Depreciation	157,520	157,344	138,926
Real estate taxes	123,525	126,662	125,449
Management fees	888,325	867,859	875,788
Other	124,329	131,157	153,473

Total expenses	1,597,334	1,591,398	1,994,963

Loss from operations	(516,199)	(532,054)	(978,876)

Equity in net income of investment	11,320,037	9,894,743	22,142,099

Adjustment to reserve for value of investment	1,048,630	870,588	(7,696,273)

Income from continuing operations	11,852,468	10,233,277	13,466,950

Income from discontinued operations	-	-	400,958

Net gain on sale of investment in real estate property	-	-	3,569,246

Net income	11,852,468	10,233,277	17,437,154

Income allocated to general partner	1,529	1,320	2,249

Income allocated to limited partners	$11,850,939	$10,231,957	$17,434,905

Income per unit of limited partnership interest (basic and diluted)

Income from continuing operations	$1,528.76	$1,319.91	$1,737.00
Income from discontinued operations (including gain on sale)	$-	$-	$512.09
Net income	$1,528.76	$1,319.91	$2,249.09

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the years ended December 31, 2017, 2016 and 2015

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income (Losses)	Total

Balance, January 1, 2015	7,753	$119,968,973	$(111,721,586)	$(14,003,499)	$(5,756,112)
Net income for the year	-	-	-	17,434,905	17,434,905
Balance, December 31, 2015	7,753	119,968,973	(111,721,586)	3,431,406	11,678,793
Net income for the year	-	-	-	10,231,957	10,231,957
Balance, December 31, 2016	7,753	119,968,973	(111,721,586)	13,663,363	21,910,750
Net income for the year	-	-	-	11,850,939	11,850,939
Balance, December 31, 2017	7,753	$119,968,973	$(111,721,586)	$25,514,302	$33,761,689

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income (Losses)	Total

Balance, January 1, 2015	1	$10,000	$(26,364)	$(2,817)	$(19,181)
Net income for the year	-	-	-	2,249	2,249
Balance, December 31, 2015	1	10,000	(26,364)	(568)	(16,932)
Net income for the year	-	-	-	1,320	1,320
Balance, December 31, 2016	1	10,000	(26,364)	752	(15,612)
Net income for the year	-	-	-	1,529	1,529
Balance, December 31, 2017	1	$10,000	$(26,364)	$2,281	$(14,083)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities:
Net income	$11,852,468	$10,233,277	$17,437,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on sale of investment in real estate property	-	-	(3,569,246)
Equity in net income of investment	(11,320,037)	(9,894,743)	(22,142,099)
Adjustment of reserve for fair value of investment	(1,048,630)	(870,588)	7,696,273
Depreciation and amortization	179,359	179,184	162,732
Net decrease in other assets	344	6,524	17,408
Net increase in accounts payable	97,038	49,546	52,216
Net increase in tenant security deposit	2,798	2,798	2,798
Net increase (decrease) in accrued expenses	462,086	441,617	(663,791)

Net cash provided by (used in) operating activites	225,426	147,615	(1,006,555)

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate property	-	-	15,595,492
Interest earned on cash in escrow	(3,633)	(902)	(50)
Capital additions to real estate owned	(65,180)	-	(149,213)

Net cash provided by (used in) investing activites	(68,813)	(902)	15,446,229

Cash Flows From Financing Activities:
Repayment of mortgage note in discontinued operations	-	-	(10,000,000)
Repayment of loan payable	(33,883)	(226,415)	(3,966,148)
Decrease (increase) in restricted cash	-	200,000	(200,000)

Net cash (used in) financing activities	(33,883)	(26,415)	(14,166,148)

Net change in cash and cash equivalents	122,730	120,298	273,526

Cash and cash equivalents at beginning of year	1,327,197	1,206,899	933,373

Cash and cash equivalents at end of year	$1,449,927	$1,327,197	$1,206,899

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-	$1,881,719

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
(d)	Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2017 is estimated to be fully realizable.
(e)	Real estate held for sale is carried at the lower of cost or fair value less selling costs. Upon determination that a property is held for sale, depreciation of such property is no longer recorded.
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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $888,325, $867,859 and $875,788 for the years ended December 31, 2017, 2016, and 2015, respectively. Of the amounts earned in 2017, 2016 and 2015, $462,086, $441,618 and $449,548, respectively has been deferred while the obligations under the Loan Agreement are outstanding. The deferred amounts total $2,922,943 and $2,460,857 and are included in accrued expenses on the balance sheet as of December 31, 2017 and 2016, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2017, 2016 or 2015.

(3) INVESTMENTS IN REAL ESTATE

During 2017 and 2016 the Partnership owned an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2017 and 2016:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/17	12/31/16

Industrial flex property	1	2002	60,345 sf	$5,551,365	$5,486,185

Less: accumulated depreciation				(2,084,846)	(1,927,326)

Net book value				$3,466,519	$3,558,859

(4) REAL ESTATE TRANSACTION

On September 17, 2015, the Partnership sold Lino Lakes for $16,050,000 in an all cash transaction. The net proceeds from the sale were used, in part, to retire the mortgage note of $10,000,000 that had been secured by the property and to pay down the Partnership’s loan (see Note 8). The carrying value at the time of the sale was $12,026,246 which resulted in a net gain for financial reporting purposes of $3,569,246 after closing costs of $454,508. The closing costs of $454,508 included a sale commission of $80,250 paid to an affiliate of the general partner. The historical cost of the property at the time of the sale was $15,296,036. The results of operations for the year ended December 31, 2015 are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2017 and 2016:

	Level 3:
	Significant
	Unobservable	2017
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$50,106,432	$50,106,432
Reserve for fair value of investment	(12,526,608)	(12,526,608)

Total assets	$37,579,824	$37,579,824

	Level 3:
	Significant
	Unobservable	2016
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$38,786,395	$38,786,395
Reserve for fair value of investment	(13,575,238)	(13,575,238)

Total assets	$25,211,157	$25,211,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2016	$28,891,652	$(14,445,826)	$14,445,826
Equity in net income of investment	9,894,743	-	9,894,743
Decrease in reserve	-	870,588	870,588
Balance at December 31, 2016	38,786,395	(13,575,238)	25,211,157
Equity in net income of investment	11,320,037	-	11,320,037
Decrease in reserve	-	1,048,630	1,048,630
Balance at December 31, 2017	$50,106,432	$(12,526,608)	$37,579,824

Omaha is precluded from making distributions to its investors until its unsecured loan is paid in full. As of December 31, 2015, barring any unforeseen downturn in the real estate and capital markets, Registrant anticipated Omaha had a more likely than not chance to continue to improve the operations of the real estate assets, sell the assets at values sufficient to pay off the underlying mortgages and after paying off the balance of the unsecured bank loan at maturity, make distributions to its investors thereby returning a portion of the original invested capital. Registrant as of the year ended December 31, 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve for possible unforeseen disruptions in the property and capital markets and the lack of liquidity for a non-controlling interest. During 2016, the net operating income reported for Omaha’s properties continued to improve which led to an increase in its real estate valuation. Omaha continued to make payments on its unsecured loan. However, Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which had increased in late 2016 and have continued to increase during 2017. As of December 31, 2016 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve. Omaha’s unsecured loan which as of December 31, 2017 had a balance of $20,859,322 had a maturity date of December 31, 2017. During 2017 Omaha exercised its one option to extend the maturity date to June 30, 2018.During the second half of 2017 Omaha began marketing three of its properties for a sale in early 2018. If the sales close successfully, net sales proceeds from these sales will be used first to pay selling expenses and pay off each properties secured mortgage.  During the first quarter of 2018, sales of two of the properties were completed while the sales contract for the third was cancelled. Remaining proceeds were used to pay off the remaining balance of the unsecured loan.

For the year ended December 31, 2017 Sentinel Omaha reported a 10.2% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2018 as compared to 2017. As noted above, all of Omaha’s property mortgages and banks loans use floating rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2017 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017. Mortgage interest rates are expected to continue to increase in 2018 as the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease is scheduled to expire October 31, 2019. However, the tenant has on ongoing option to terminate the lease under certain conditions as set forth in the lease terms as amended. One of the conditions is the payment of an early termination penalty; the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant does not renew or if the tenant exercises its termination option, the Registrant would have no source of internal funds until the space is released to a new tenant or Registrant receives distributions from Sentinel Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Sentinel Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Sentinel Omaha has in the past two years paid down a significant portion of the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to the continuing pay down of Omaha's unsecured loan in 2017, the reserve is reduced from 35% to 25%.

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Registrant made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2017 owns 11 multifamily properties in 8 markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017.

Balance Sheet	2017	2016

Investment in real estate properties, at fair value	$368,600	$378,460
Other assets	10,556	10,749
Debt	(207,187)	(254,913)
Other liabilities	(4,948)	(5,008)
Members' equity	$167,021	$129,288

Statement of Operations	2017	2016	2015

Rent and other income	$41,488	$44,266	$41,850
Real estate operating expenses	(20,230)	(21,062)	(20,221)
Other expenses	(7,106)	(6,825)	(11,601)
Net unrealized gains	44,074	16,603	63,779
Net realized losses	(20,492)	-	-

Net increase in net assets	$37,734	$32,982	$73,807

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

Estimated fair value was determined utilizing Level 3 inputs based upon independent appraisals or utilizing Level 2 inputs based upon sales contracts or bona fide sales offers.

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

The mortgage notes payable are all variable rate loans at December 31, 2017; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2017 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)

Investment in real estate properties	$368,600	Discounted cash flows (DCF)	Discount rate	6.50%	-	8.00% (7.18%)

			Capitalization rate	5.00%	-	6.25% (5.78%)

			DCF Term (years)		10

(7) LOAN PAYABLE

Loan payable consists of the following:

	Net Carrying Amount
	December 31,

Property	2017	2016

Loan payable:

Bank Loan (a):
Note B	5,726,590	5,760,473
Less: unamortized finance costs	(7,279)	(29,118)

	$5,719,311	$5,731,355

(a)	On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95%. On April 29, 2011, the Holder of the unsecured credit facility and the Partnership executed a new Loan Agreement (“Loan Agreement”). Registrant paid down a portion of the bank loan using the net sales proceeds from the sale of 175 Ambassador Drive in 2011 and a further pay down using the net sales proceeds from the sale of Lino Lakes in 2015. The terms of the remaining bank loan are:

1)

Note B in the amount of $5,726,590 has a maturity date of April 29, 2018. The Partnership has three 1-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of Lino Lakes. Thereafter Note B does not accrue any interest. Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC (“Omaha”) pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net

2)

proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions. On January 30, 2018, the Partnership sent notice to Holder to exercise its first one year option to extend the maturity date to April 29, 2019, which Holder has acknowledged.

3)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under Note B may be accelerated upon default.

4)

Until the Partnership’s obligations under the Note B are satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On September 17, 2015, Registrant sold Lino Lakes. An amount of $200,000 of net sales proceeds had been held in reserve pending the expiration of the representations and warranties period as stipulated in the sales contract. On March 15, 2016, the representation and warranties period expired. There were no charges made against this reserve, therefore in March 2016, the $200,000 was used to further pay down the principal balance of the Note B in accordance with the terms of the Loan Agreement. On May 26, 2017, the partnership paid $33,883 to the Holder to pay down a portion of the outstanding balance of Note B. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2017. On May 26, 2016, the Partnership paid $26,415 to the Holder to pay down a portion of the outstanding balance of Note A. The proceeds represented excess net operating income, as defined, for the twelve months ended April 30, 2016. While the obligations under Note B are outstanding the Partnership is precluded from making distributions to its partners.

5)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the Note B remains outstanding. As of December 31, 2017 and 2016, $2,922,942 and $2,460,857, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

6)

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

Scheduled principal payments on the loan payable are as follows:

2018	$-
2019	5,726,590
2020	-
2021	-
2022	-
Thereafter	-

Total	$5,726,590

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Income per	Equity in Net
	Continuing		Unit of Limited	Income (Loss) of
Year ended December 31, 2017	Operations	Net Income	Partnership Interest	Investment

First Quarter	$267,378	$2,114,101	$272.68	$3,449,898
Second Quarter	267,800	3,335,567	430.23	1,934,067
Third Quarter	271,619	5,089,139	656.41	4,013,490
Fourth Quarter	274,338	1,313,661	169.44	1,922,582

Year ended December 31, 2016

First Quarter	$262,312	$833,979	$107.57	$1,972,800
Second Quarter	262,781	1,517,735	195.76	3,289,592
Third Quarter	266,304	2,315,680	298.68	4,872,219
Fourth Quarter	267,947	5,565,883	717.90	(239,868)

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2017	2016	2015

Net income for financial reporting purposes	$11,852,468	$10,233,277	$17,437,154

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	-	-	749,124

Difference between tax and financial statement equity in net income/ loss of investment	(12,538,521)	(8,999,145)	(14,750,473)

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	502,085	481,619	(619,789)

Difference between tax and financial statement depreciation	7,788	7,424	(230,508)

Net income (loss) for Federal income tax reporting purposes	$(176,180)	$1,723,175	$2,585,508

Net ordinary income (loss) for Federal income tax reporting purposes	$1,681,612	$1,723,175	$(1,043,005)
Net capital (Sec. 1231) gain (loss) for Federal income tax reporting purposes	(1,857,792)	-	3,628,513

	$(176,180)	$1,723,175	$2,585,508

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2017 and 2016, the tax bases of the Partnership's assets and liabilities were approximately $43,029,724 and $30,604,120 of assets, and $9,267,740 and $8,739,701 of liabilities, respectively.

(10) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2017, 2016 and 2015 billings to the Partnership amounting to $54,311, $53,242 and $117,004, respectively, and are included in real estate operating expenses.

On September 17, 2015, the Partnership completed the sale of the warehouse distribution property. Sales proceeds were used to pay selling expenses, retire the $10,000,000 mortgage encumbering the property and pay down a portion of the Partnership’s bank loan. Closing expenses includes a sale commission of $80,250 paid to an affiliate of the General Partner.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2017, 2016 and 2015 were $54,000 each year.

In connection with the mortgage financing of certain properties, the respective lenders required the Partnership to place the assets and liabilities of these properties into single asset limited partnerships which hold title to these properties. A trust company affiliated with the General Partner holds the general partner interest in each single asset limited partnership as trustee for the Partnership. For its services, the affiliate is paid an annual fee, which aggregated $0 in 2017, 2016, and 2015, respectively, and is based upon the trust company's standard rate schedule.

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

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2017 are $746,117 for 2018 and $638,353 for 2019. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV. The maturity date of this lease was extended to July 31, 2019 under an extension signed in March 2015. However, the tenant has a right to terminate the lease after paying a termination penalty and providing prior twelve month notice. The early termination penalty is not included in the aforementioned amounts.

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

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$837,981

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,081,365	$5,551,365	$2,084,846

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2017

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
			of Operations
Description	Date of Construction	Date Acquired	is Computed (in years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2017	2016	2015

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$5,486,185	$5,486,185	$20,633,009
Additions -
Cost of improvements	65,180	0	149,212

Deductions -
Sales	0	0	(15,296,036)

Balance at end of year	$5,551,365	$5,486,185	$5,486,185

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$1,927,326	$1,769,982	$4,900,846
Additions -
Depreciation expense for the year	157,520	157,344	138,926

Deductions -
Sales	0	0	(3,269,790)

	$2,084,846	$1,927,326	$1,769,982

(c) Aggregate cost basis for Federal income tax reporting purposes	$5,216,977	$5,151,797	$5,151,797

(d) Accumulated depreciation for Federal income tax reporting purposes	$2,070,468	$1,958,045	$1,845,433