Form 10-Q
period 2018-03-31
SB PARTNERS
filed 2018-05-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018 (Unaudited)	2017 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,081,365	5,081,365
Less - accumulated depreciation	(2,124,611)	(2,084,846)
	3,426,754	3,466,519

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,243,635 and $12,526,608 at March 31, 2018 and December 31, 2017, respectively	40,974,535	37,579,824
	44,401,289	41,046,343

Other Assets -
Cash and cash equivalents	1,504,625	1,449,927
Cash in escrow	506,314	504,778
Other	4,046	7,019

Total assets	$46,416,274	$43,008,067

Liabilities:
Loan payable, net of unamortized deferred finance costs of $1,820 and $7,279 at March 31, 2018 and December 31, 2017, respectively	$5,724,770	$5,719,311
Accounts payable	531,562	516,793
Tenant security deposit	101,414	101,414
Accrued expenses	3,042,548	2,922,943

Total liabilities	9,400,294	9,260,461

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	37,029,641	33,761,689
General partner - 1 unit	(13,661)	(14,083)

Total partners' equity	37,015,980	33,747,606

Total liabilities and partners' equity	$46,416,274	$43,008,067

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Base rental income	$184,203	$178,772
Other rental income	87,041	87,452
Interest income	2,537	1,154

Total revenues	273,781	267,378

Expenses:
Real estate operating expenses	67,786	67,122
Amortization of deferred financing costs	5,460	5,460
Depreciation	39,765	39,345
Real estate taxes	30,468	30,881
Management fees	226,164	220,383
Other	30,475	32,520

Total expenses	400,118	395,711

Loss from operations	(126,337)	(128,333)

Equity in net income of investment	1,111,737	3,449,898

Decrease (increase) in reserve for value of investment	2,282,974	(1,207,464)

Net income	3,268,374	2,114,101

Income allocated to general partner	422	273

Income allocated to limited partners	$3,267,952	$2,113,828

Income per unit of limited partnership interest (basic and diluted)

Net income	$421.56	$272.68

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2018

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	7,753	$119,968,973	$(111,721,586)	$25,514,302	$33,761,689
Net income for the period	-	-	-	3,267,952	3,267,952
Balance, March 31, 2018	7,753	$119,968,973	$(111,721,586)	$28,782,254	$37,029,641

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	1	$10,000	$(26,364)	$2,281	$(14,083)
Net income for the period	-	-	-	422	422
Balance, March 31, 2018	1	$10,000	$(26,364)	$2,703	$(13,661)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net income	$3,268,374	$2,114,101
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(1,111,737)	(3,449,898)
(Decrease) increase in reserve for value of investment	(2,282,974)	1,207,464
Depreciation and amortization	45,225	44,805
Net decrease in operating assets	2,972	3,121
Net increase (decrease) in accounts payable	14,769	(2,051)
Net increase in accrued expenses	119,605	113,820

Net cash provided by operating activites and net change in cash and cash equivalents and cash in escrow	56,234	31,362

Cash and cash equivalents and cash in escrow at beginning of period	1,954,705	1,828,342

Cash and cash equivalents and cash in escrow at end of period	$2,010,939	$1,859,704

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

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2017.

(2) RECLASSIFICATION

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016 – 18, Restricted Cash (ASU 2016 – 18). ASU 2016 – 18 requires the statement of cash flows to explain the change during the period in the total cash and cash equivalents and amounts generally described as restricted cash. ASU 2016 – 18 is effective for annual reporting periods beginning after December 15, 2017. The new guidance has been applied retrospectively to each prior period presented.

(3) INVESTMENTS IN REAL ESTATE

As of March 31, 2018, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at March 31, 2018 and December 31, 2017.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description (sf)	3/31/2018	12/31/2017

Industrial flex property	1	2002	60,345	$5,551,365	$5,551,365

Less: Accumulated depreciation				(2,124,611)	(2,084,846)

Investment in real estate				$3,426,754	$3,466,519

(4) ASSETS MEASURED AT FAIR VALUE

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2018 and December 31, 2017:

	Level 3:	March 31,
	Significant	2018
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$51,218,170	$51,218,170
Reserve for fair value of investment	(10,243,635)	(10,243,635)

Total assets	$40,974,535	$40,974,535

	Level 3:	December 31,
	Significant	2017
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$50,106,432	$50,106,432
Reserve for fair value of investment	(12,526,608)	(12,526,608)

Total assets	$37,579,824	$37,579,824

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended March 31, 2018 and December 31, 2017:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2017	$38,786,395	$(13,575,238)	$25,211,157
Equity in net income of investment	11,320,037	-	11,320,037
Decrease in reserve	-	1,048,630	1,048,630
Balance at December 31, 2017	50,106,432	(12,526,608)	37,579,824
Equity in net income of investment	1,111,737	-	1,111,737
Decrease in reserve	-	2,282,974	2,282,974
Balance at March 31, 2018	$51,218,169	$(10,243,634)	$40,974,535

Omaha was precluded from making distributions to its investors until its unsecured loan was paid in full. Omaha’s unsecured loan which as of December 31, 2017 had a balance of $20,859,322 had a maturity date of December 31, 2017. During 2017, Omaha exercised its one option to extend the maturity date to June 30, 2018. Registrant as of the year ended December 31, 2017 had recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2017 less a 25% reserve. During the first quarter of 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds were used first to paying selling expenses and to pay off the mortgage securing each property. Remaining proceeds were used to fully retire the remaining balance of Omaha’s unsecured loan. Registrant as of March 31, 2018 has reduced the reserve to 20%.

(5) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2018 owns 9 multifamily properties in 6 markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of and for the periods ended March 31, 2018 and December 31, 2017.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2018	December 31, 2017

Investment in real estate, net	$296,400	$368,600
Other assets	23,303	10,556
Debt	(145,695)	(207,187)
Other liabilities	(3,281)	(4,948)
Member's equity	$170,727	$167,021

(Unaudited)
Statement of Operations	March 31, 2018

Rent and other income	$9,341
Real estate operating expenses	(4,761)
Other expenses	(1,649)
Net realized gains	9,919
Net unrealized losses	(9,145)

Net increase in net assets	$3,705

(6)  LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	March 31,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2018	2017

Bank Loan (a):
Note B	0.000%	Apr-19	-	5,726,590	$5,726,590	$5,726,590
Less: unamortized finance costs					(1,820)	(7,279)

Loan payable					$5,724,770	$5,719,311

(a)

On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000. On April 29, 2011, the Holder and the Partnership executed a new Loan Agreement (“Loan Agreement”). Registrant paid down a portion of the Loan using the net sales proceeds from the sale of 175 Ambassador Drive in 2011. Registrant made a further pay down, including fully retiring Note A, using the net sales proceeds from the sale of Lino Lakes in 2015. The terms of the remaining bank loan are:

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

3)

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

4)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of March 31, 2018 and December 31, 2017, $3,042,548 and $2,922,943, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

General

The consolidated financial statements for the three months ended March 31, 2018 and 2017 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an ongoing option to terminate the lease under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. As of March 31, 2018, Registrant has not received any notice from the tenant. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of 8 garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2018 increased $7,000 to approximately $274,000 as compared to approximately $267,000 for the three months ended March 31, 2017. Total revenues increased due to an increase in base rental income and interest income. Base rental income increased $5,000 to approximately $184,000 for the three months ended March 31, 2018 as compared to the same period in 2017 due to an increase in base rent at Registrant’s property located in Maple Grove, MN. Interest income increased due to an increase in interest rates. Other rental income decreased slightly.

The Registrant reported a net loss from operations of approximately $126,000 for the three months ended March 31, 2018, an improvement of $2,000 as compared to a net loss from operations of approximately $128,000 for the same period in 2017. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher total expenses. Total expenses from operations for 2018 increased $4,000 to approximately $400,000 from approximately $396,000 in 2017, due primarily to an increase in management fee expense of $6,000 partially offset by a decrease in professional fees of $2,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets decreased $7,794,000 to approximately $3,705,000 for the three months ended March 31, 2018 compared to net increase in net assets of approximately $11,499,000 for the same period in 2017. During 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the twelve months ended December 31, 2017, Omaha reported a net increase in the value of its remaining real estate portfolio of $33,815,000. During the quarter ended March 31, 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to pay off Omaha’s unsecured loan. During the three months ended March 31, 2018, Omaha reported a net increase in the value of its remaining real estate portfolio of $1,075,000.

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

As noted above, Registrant’s only wholly owned property is 100% leased to a single tenant. If the tenant does not renew or if the tenant exercises its termination option, the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Sentinel Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Sentinel Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Sentinel Omaha has in the past two years paid off the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to the payoff of Omaha's unsecured loan in 2017, the reserve is reduced from 25% as of December 31, 2017 to 20% as of March 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to such policies in 2018. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2018, the Registrant had cash and cash equivalents of approximately $1,505,000. These balances are approximately $55,000 higher than cash and cash equivalents held on December 31, 2017. Cash and cash equivalents increased slightly during the three months ended March 31, 2018 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses.

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

Total outstanding debt at March 31, 2018 consists of Note B at $5,726,590. Under the terms of the Loan Agreement, when Note A was repaid, interest on the Note B stopped accruing. Note B matures April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied. On January 30, 2018, the Partnership sent notice to Holder to exercise its first one year option to extend the maturity date to April 29, 2019, which Holder has acknowledged. If the Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s) or other sources, if available. The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2018 increased $5,000 to approximately $271,000 as compared to approximately $266,000 for the three months ended March 31, 2017. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2018 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, decreased $4,000 for the three months ended March 31, 2018 to approximately $161,000 from approximately $165,000 for the three months ended March 31, 2017 due primarily to higher operating expenses partially offset by higher total revenues. Operating expenses were higher due to higher utilities and repairs expenses.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2018 to March 31, 2017:

As of March 31, 2018, the Omaha portfolio consisted of 9 multi-family properties located in 6 markets.

Omaha’s total revenues for the three months ended March 31, 2018 were approximately $9,341,000. Income before net unrealized income was approximately $2,931,000. Major expenses included approximately $1,586,000 for interest expense, $705,000 for repairs and maintenance, $1,283,000 for payroll, and $1,209,000 for real estate taxes. Omaha reported net unrealized losses of approximately $9,145,000 and net realized gains of approximately $9,919,000 resulting in a net increase in net assets of approximately $3,705,000. For the three months ended March 31, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,112,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2018.

The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2018. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2018 of $3,395,000.

Omaha’s total revenues for the three months ended March 31, 2017 were approximately $11,287,000. Income before net unrealized income was approximately $3,922,000. Major expenses included approximately $1,626,000 for interest expense, $820,000 for repairs and maintenance, $1,664,000 for payroll, and $1,342,000 for real estate taxes. Omaha reported net unrealized income of approximately $7,577,000 resulting in a net increase in net assets of approximately $11,499,000. For the three months ended March 31, 2017, the Registrant’s 30% equity interest in the income of Omaha was approximately $3,450,000. Registrant reserved 35% of the reported value of Omaha on its balance sheet as of March 31, 2017.

 The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2017. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2017 of $2,242,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2018 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 10, 2018	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 10, 2018	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer