Form 10-Q
period 2018-06-30
SB PARTNERS
filed 2018-08-10
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018 (Unaudited)	2017 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,081,365	5,081,365
Less - accumulated depreciation	(2,164,376)	(2,084,846)
	3,386,989	3,466,519

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,466,844 and $12,526,608 at June 30, 2018 and December 31, 2017, respectively	41,867,378	37,579,824
	45,254,367	41,046,343

Other Assets -
Cash and cash equivalents	1,466,693	1,449,927
Cash in escrow	508,140	504,778
Other	1,072	7,019

Total assets	$47,230,272	$43,008,067

Liabilities:
Loan payable, net of unamortized deferred finance costs of $0 and $7,279 at June 30, 2018 and December 31, 2017, respectively	$5,693,876	$5,719,311
Accounts payable	486,496	516,793
Tenant security deposit	102,813	101,414
Accrued expenses	3,164,890	2,922,943

Total liabilities	9,448,075	9,260,461

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	37,795,760	33,761,689
General partner - 1 unit	(13,563)	(14,083)

Total partners' equity	37,782,197	33,747,606

Total liabilities and partners' equity	$47,230,272	$43,008,067

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Base rental income	$184,203	$178,772	$368,406	$357,544
Other rental income	87,041	87,452	174,082	174,904
Interest income	5,825	1,576	8,362	2,730

Total revenues	277,069	267,800	550,850	535,178

Expenses:
Real estate operating expenses	72,007	68,704	139,794	135,832
Amortization of deferred financing costs	1,820	5,460	7,279	10,920
Depreciation	39,765	39,345	79,530	78,690
Real estate taxes	30,466	30,882	60,934	61,763
Management fees	228,903	221,718	455,067	442,101
Other	30,734	31,785	61,209	64,305

Total expenses	403,695	397,894	803,813	793,611

Loss from operations	(126,626)	(130,094)	(252,963)	(258,433)

Equity in net income of investment	1,116,053	1,934,067	2,227,790	5,383,966

(Increase) decrease in reserve
for value of investment	(223,210)	1,531,594	2,059,764	324,129

Net income	766,217	3,335,567	4,034,591	5,449,662

Income allocated to general partner	99	430	520	703

Income allocated to limited partners	$766,118	$3,335,137	$4,034,071	$5,448,959

Income per unit of limited partnership interest (basic and diluted)

Net income	$98.83	$430.23	$520.39	$702.91

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2018

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	7,753	$119,968,973	$(111,721,586)	$25,514,302	$33,761,689
Net income for the period	-	-	-	4,034,071	4,034,071
Balance, June 30, 2018	7,753	$119,968,973	$(111,721,586)	$29,548,373	$37,795,760

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	1	$10,000	$(26,364)	$2,281	$(14,083)
Net income for the period	-	-	-	520	520
Balance, June 30, 2018	1	$10,000	$(26,364)	$2,801	$(13,563)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities:
Net income	$4,034,591	$5,449,662
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(2,227,790)	(5,383,966)
(Decrease) in reserve for value of investment	(2,059,764)	(324,129)
Depreciation and amortization	86,810	89,610
Net decrease in operating assets	5,946	6,242
Net (decrease) in accounts payable	(30,297)	(11,464)
Net increase in tenant security deposit	1,399	1,399
Net increase in accrued expenses	241,947	228,982

Net cash provided by operating activites	52,842	56,336

Cash Flows From Financing Activities:
Repayment of loan payable	(32,714)	(33,883)

Net cash (used in) financing activities	(32,714)	(33,883)

Net change in cash and cash equivalents and cash in escrow	20,128	22,453

Cash and cash equivalents and cash in escrow at beginning of period	1,954,705	1,828,342

Cash and cash equivalents and cash in escrow at end of period	$1,974,833	$1,850,795

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

The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year.

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

(3) INVESTMENTS IN REAL ESTATE

As of June 30, 2018, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at June 30, 2018 and December 31, 2017.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2018	12/31/2017

Industrial flex property	1	2002	60,345 sf	$5,551,365	$5,551,365

Less: Accumulated depreciation				(2,164,376)	(2,084,846)

Investment in real estate				$3,386,989	$3,466,519

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of June 30, 2018 and December 31, 2017:

	Level 3:	June 30,
	Significant	2018
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$52,334,222	$52,334,222
Reserve for fair value of investment	(10,466,844)	(10,466,844)

Total assets	$41,867,378	$41,867,378

	Level 3:	December 31,
	Significant	2017
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$50,106,432	$50,106,432
Reserve for fair value of investment	(12,526,608)	(12,526,608)

Total assets	$37,579,824	$37,579,824

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended June 30, 2018 and December 31, 2017:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2017	$38,786,395	$(13,575,238)	$25,211,157
Equity in net income of investment	11,320,037	-	11,320,037
Decrease in reserve	-	1,048,630	1,048,630
Balance at December 31, 2017	50,106,432	(12,526,608)	37,579,824
Equity in net income of investment	2,227,790	-	2,227,790
Decrease in reserve	-	2,059,764	2,059,764
Balance at June 30, 2018	$52,334,222	$(10,466,844)	$41,867,378

Omaha was precluded from making distributions to its investors until its unsecured loan was paid in full. Omaha’s unsecured loan which, as of December 31, 2017 had a balance of $20,859,322, had a maturity date of December 31, 2017. During 2017, Omaha exercised its one option to extend the maturity date to June 30, 2018. Registrant as of the year ended December 31, 2017 had recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2017 less a 25% reserve. During the first quarter of 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds were used first to paying selling expenses and to pay off the mortgage securing each property. Remaining proceeds were used to fully retire the remaining balance of Omaha’s unsecured loan. Registrant as of March 31, 2018 had reduced the reserve to 20%.

(5) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2018 owns nine multifamily properties in six markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of June 30, 2018 and December 31, 2017 and the six months ended June 30, 2018 and 2017.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2018	December 31, 2017

Investment in real estate, net	$298,100	$368,600
Other assets	15,595	10,556
Debt	(135,779)	(207,187)
Other liabilities	(3,469)	(4,948)
Member's equity	$174,447	$167,021

	(Unaudited)	(Unaudited)
Statement of Operations	June 30, 2018	June 30, 2017

Rent and other income	$17,514	$21,750
Real estate operating expenses	(8,432)	(11,094)
Other expenses	(2,876)	(3,463)
Net realized gains (losses)	9,940	(20,794)
Net unrealized (losses) gains	(8,720)	31,548

Net increase in net assets	$7,426	$17,947

(6)  LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	June 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2018	2017

Bank Loan (a):
Note B	0.000%	Apr-19	-	$5,693,876	$5,693,876	$5,726,590
Less: unamortized finance costs					-	(7,279)

Loan payable					$5,693,876	$5,719,311

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

1)

Note B in the amount of $5,693,876 had a maturity date of April 29, 2018. The Partnership has three one-year options to extend the maturity date if certain conditions are satisfied. Note B previously accrued interest at an annual fixed rate of 5% but only until all interest and principal had been paid in full on Note A. Accrued interest related to Note B in the amount of $1,335,833 was paid off in full on September 18, 2015 using sales proceeds from the sale of Lino Lakes. Thereafter Note B does not accrue any interest.

Except as discussed below, payments of principal are deferred until Registrant’s investment in Sentinel Omaha LLC pays distributions to the Partnership or the Partnership sells Eagle Lake Business Center IV or its investment in Omaha. Distributions from Omaha or net proceeds from the sale of Eagle IV or Omaha would be used first to pay the outstanding principal balance of Note B. If there are no distributions from Omaha prior to the Note B maturity, principal is due at maturity, subject to the above mentioned extensions. On January 30, 2018, the Partnership sent notice to Holder to exercise its first one year option to extend the maturity date to April 29, 2019, which Holder has acknowledged.

2)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default.

3)

Until the Partnership’s obligations under Note B is satisfied in full, the Partnership is required to pay a portion of its net operating income (after payment of certain permitted expenses), and the net proceeds from the sale, transfer or refinancing of its remaining properties and investments, toward Note B while retaining the other portion to increase cash reserves. On May 14, 2018, the partnership paid $32,714 to the Holder to pay down a portion of the outstanding balance of Note B. On May 26, 2017, the partnership paid $33,883 to the Holder to pay down a portion of the outstanding balance of Note B. While the obligation under Note B is outstanding, the Partnership is precluded from making distributions to its partners.

4)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of June 30, 2018 and December 31, 2017, $3,164,890 and $2,922,943, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

(7) SUBSEQUENT EVENT

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease expires October 31, 2019. The tenant has an ongoing option to terminate the lease under certain conditions. One of the conditions is the payment of an early termination penalty the calculation of which is based on the remaining time period in the lease. Another condition is the tenant must provide notice twelve months prior to the termination. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

On July 26, 2018, the Partnership and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant’s base rent will continue to increase 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

General

The consolidated financial statements for the three and six months ended June 30, 2018 and 2017 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

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

On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant’s base rent will continue to increase 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same.

Sentinel Omaha LLC’s portfolio consists of eight garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2018 increased $9,000 to approximately $277,000 as compared to approximately $268,000 for the three months ended June 30, 2017. Total revenues increased due to an increase in base rental income and interest income. Base rental income increased $5,000 to approximately $184,000 for the three months ended June 30, 2018 as compared to the same period in 2017 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Interest income increased due to an increase in interest rates. Other rental income decreased slightly.

The Registrant reported a net loss from operations of approximately $127,000 for the three months ended June 30, 2018, an improvement of $3,000 as compared to a net loss from operations of approximately $130,000 for the same period in 2017. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher total expenses. Total expenses from operations for 2018 increased $6,000 to approximately $404,000 from approximately $398,000 in 2017, due primarily to an increase in management fee expense of $7,000 partially offset by a decrease in amortization cost of $4,000.

Total revenues from continuing operations for the six months ended June 30, 2018 increased $16,000 to approximately $551,000 as compared to approximately $535,000 for the six months ended June 30, 2017. Total revenues increased due to an increase in base rental income and interest income. Base rental income increased $10,000 to approximately $368,000 for the six months ended June 30, 2018 as compared to the same period in 2017 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Interest income increased due to an increase in interest rates. Other rental income decreased slightly.

The Registrant reported a net loss from operations of approximately $253,000 for the six months ended June 30, 2018, an improvement of $5,000 as compared to a net loss from operations of approximately $258,000 for the same period in 2017. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher total expenses. Total expenses from operations for 2018 increased $10,000 to approximately $804,000 from approximately $794,000 in 2017, due primarily to an increase in management fee expense of $13,000 and an increase in repairs and maintenance costs of $13,000. This increase was partially offset by a decrease in administrative expenses of $9,000 and a decrease in amortization cost of $4,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets decreased $10,521,000 to approximately $7,426,000 for the three months ended June 30, 2018 compared to net increase in net assets of approximately $17,947,000 for the same period in 2017. During 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the twelve months ended December 31, 2017, Omaha reported a net increase in the value of its remaining real estate portfolio of $33,815,000. During the six months ended June 30, 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s secured mortgage. Remaining net sales proceeds were used to pay off Omaha’s unsecured loan and were used to pay off Omaha’s secured mortgage encumbering its high rise apartment property located in Omaha, NE to further pay down Omaha’s debt. During the six months ended June 30, 2018, Omaha reported a net increase in the value of its remaining real estate portfolio of $2,775,000.

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

Since Omaha has in the past two years paid off the unsecured debt and has shown improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity and ownership of a non-controlling (minority) interest. Registrant will continue to report a reserve on the value of Omaha on its books but due to the payoff of Omaha's unsecured loan in 2017, the reserve was reduced from 25% as of December 31, 2017 to 20% as of March 31, 2018.

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

Liquidity and Capital Resources

As of June 30, 2018, the Registrant had cash and cash equivalents of approximately $1,467,000. These balances are approximately $17,000 higher than cash and cash equivalents held on December 31, 2017. Cash and cash equivalents increased slightly during the six months ended June 30, 2018 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses and a partial pay down of Registrant’s Note B.

Currently, Registrant’s only source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to fund capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant’s base rent will continue to increase 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same.

Total outstanding debt at June 30, 2018 consists of Note B at $5,693,876. Under the terms of the Loan Agreement, when Note A was repaid, interest on the Note B stopped accruing. Note B matured April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied. On January 30, 2018, the Partnership sent notice to Holder to exercise its first one year option to extend the maturity date to April 29, 2019, which Holder has acknowledged. If Registrant does not have funds on hand sufficient to repay its indebtedness at maturity, the Registrant may need to refinance such indebtedness with new debt financing or provide necessary funds through equity offering(s) or other sources, if available. The Registrant may be unable to obtain a loan which will be sufficient to retire the existing loan. If it is unable to refinance this indebtedness on acceptable terms, the Registrant may be forced to liquidate its remaining assets upon disadvantageous terms, which could result in losses to the Registrant and adversely affect the amount of cash reserves. If general economic conditions result in higher interest rates at a time when the Registrant must refinance its indebtedness, the Registrant's interest expense could increase, which would adversely affect the Registrant's results of operations and financial condition. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2018 increased $5,000 to approximately $271,000 as compared to approximately $266,000 for the three months ended June 30, 2017. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2018 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $1,000 for the three months ended June 30, 2018 to approximately $159,000 from approximately $158,000 for the three months ended June 30, 2017 due primarily to higher total revenues partially offset by higher operating expenses. Operating expenses were higher due to higher repairs expenses.

Investment in Sentinel Omaha, LLC

Comparison of three months ended June 30, 2018 to June 30, 2017:

As of June 30, 2018, the Omaha portfolio consisted of nine multi-family properties located in six markets.

Omaha’s total revenues for the three months ended June 30, 2018 were approximately $8,172,000. Income before net unrealized income and net realized gains was approximately $3,275,000. Major expenses included approximately $1,245,000 for interest expense, $646,000 for repairs and maintenance, $948,000 for payroll, and $821,000 for real estate taxes. Omaha reported net unrealized gains of approximately $425,000 and net realized gains of approximately $21,000 resulting in a net increase in net assets of approximately $3,720,000. For the three months ended June 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,116,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for June 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2018. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended June 30, 2018 of $893,000.

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

Omaha’s total revenues for the six months ended June 30, 2018 were approximately $17,514,000. Income before net unrealized losses and net realized gains was approximately $6,206,000. Major expenses included approximately $2,831,000 for interest expense, $1,352,000 for repairs and maintenance, $2,231,000 for payroll, and $2,030,000 for real estate taxes. Omaha reported net unrealized losses of approximately $8,720,000 and net realized gains of approximately $9,940,000 resulting in a net increase in net assets of approximately $7,426,000. For the six months ended June 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $2,228,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for June 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2018. As a result, Registrant reported net equity in net increase in net assets of Omaha for the six months ended June 30, 2018 of $4,288,000.

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

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2018 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 10, 2018	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: August 10, 2018	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer