Form 10-Q
period 2018-09-30
SB PARTNERS
filed 2018-11-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or a emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018 (Unaudited)	2017 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,239,859	5,081,365
Less - accumulated depreciation	(2,204,141)	(2,084,846)
	3,505,718	3,466,519

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,846,676 and $12,526,608 at September 30, 2018 and December 31, 2017, respectively	43,386,702	37,579,824
	46,892,420	41,046,343

Other Assets -
Cash and cash equivalents	1,343,903	1,449,927
Cash in escrow	509,965	504,778
Other	37,024	7,019

Total assets	$48,783,312	$43,008,067

Liabilities:
Loan payable, net of unamortized deferred finance costs of $0 and $7,279 at September 30, 2018 and December 31, 2017, respectively	$5,693,876	$5,719,311
Accounts payable	514,799	516,793
Tenant security deposit	102,813	101,414
Accrued expenses	3,286,792	2,922,943

Total liabilities	9,598,280	9,260,461

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	39,198,414	33,761,689
General partner - 1 unit	(13,382)	(14,083)

Total partners' equity	39,185,032	33,747,606

Total liabilities and partners' equity	$48,783,312	$43,008,067

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Base rental income	$187,924	$182,393	$556,330	$539,937
Other rental income	87,041	87,452	261,123	262,356
Interest income	5,825	1,774	14,187	4,504

Total revenues	280,790	271,619	831,640	806,797

Expenses:
Real estate operating expenses	66,265	70,610	206,058	206,441
Amortization of deferred financing costs	-	5,460	7,279	16,380
Depreciation	39,765	39,345	119,295	118,035
Real estate taxes	30,467	30,881	91,401	92,644
Management fees	228,463	222,090	683,530	664,191
Other	32,320	32,730	93,529	97,035

Total expenses	397,280	401,116	1,201,092	1,194,726

Loss from operations	(116,490)	(129,497)	(369,452)	(387,929)

Equity in net income of investment	1,899,156	4,013,490	4,126,946	9,397,455

(Increase) decrease in reserve for value of investment	(379,831)	1,205,146	1,679,932	1,529,276

Net income	1,402,835	5,089,139	5,437,426	10,538,802

Income allocated to general partner	181	656	701	1,359

Income allocated to limited partners	$1,402,654	$5,088,483	$5,436,725	$10,537,443

Income per unit of limited partnership interest (basic and diluted)

Net income	$180.94	$656.41	$701.33	$1,359.32

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2018

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	7,753	$119,968,973	$(111,721,586)	$25,514,302	$33,761,689
Net income for the period	-	-	-	5,436,725	5,436,725
Balance, September 30, 2018	7,753	$119,968,973	$(111,721,586)	$30,951,027	$39,198,414

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2018	1	$10,000	$(26,364)	$2,281	$(14,083)
Net income for the period	-	-	-	701	701
Balance, September 30, 2018	1	$10,000	$(26,364)	$2,982	$(13,382)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net income	$5,437,426	$10,538,802
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(4,126,946)	(9,397,455)
(Decrease) in reserve for value of investment	(1,679,932)	(1,529,276)
Depreciation and amortization	126,574	134,414
Net (increase) decrease in operating assets	(30,005)	4,763
Net (decrease) in accounts payable	(1,994)	(9,083)
Net increase in tenant security deposit	1,399	1,399
Net increase in accrued expenses	363,849	344,512

Net cash provided by operating activites	90,371	88,076

Cash Flows From Investing Activities:
Capital additions to real estate owned	(158,494)	-

Net cash (used in) investing activites	(158,494)	-

Cash Flows From Financing Activities:
Repayment of loan payable	(32,714)	(33,883)

Net cash (used in) financing activities	(32,714)	(33,883)

Net change in cash and cash equivalents and cash in escrow	(100,837)	54,193

Cash and cash equivalents and cash in escrow at beginning of period	1,954,705	1,828,342

Cash and cash equivalents and cash in escrow at end of period	$1,853,868	$1,882,535

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

The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for a full year.

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

(3) INVESTMENTS IN REAL ESTATE

As of September 30, 2018, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at September 30, 2018 and December 31, 2017.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2018	12/31/2017

Industrial flex property	1	2002	60,345 sf	$5,709,859	$5,551,365

Less: Accumulated depreciation				(2,204,141)	(2,084,846)

Investment in real estate				$3,505,718	$3,466,519

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. On July 26, 2018, the Partnership and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant’s base rent will continue to increase 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same. In accordance with the property management agreement, an affiliate of the general partner was paid a leasing commission in connection with the lease extension. The fee in the amount of $158,494 was based on 75% of the estimated prevailing market rate a third party broker would charge for similar services.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of September 30, 2018 and December 31, 2017:

	Level 3:	September 30,
	Significant	2018
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$54,233,378	$54,233,378
Reserve for fair value of investment	(10,846,676)	(10,846,676)

Total assets	$43,386,702	$43,386,702

	Level 3:	December 31,
	Significant	2017
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$50,106,432	$50,106,432
Reserve for fair value of investment	(12,526,608)	(12,526,608)

Total assets	$37,579,824	$37,579,824

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended September 30, 2018 and December 31, 2017:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2017	$38,786,395	$(13,575,238)	$25,211,157
Equity in net income of investment	11,320,037	-	11,320,037
Decrease in reserve	-	1,048,630	1,048,630
Balance at December 31, 2017	50,106,432	(12,526,608)	37,579,824
Equity in net income of investment	4,126,946	-	4,126,946
Decrease in reserve	-	1,679,932	1,679,932
Balance at September 30, 2018	$54,233,378	$(10,846,676)	$43,386,702

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

(5) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of September 30, 2018 owns nine multifamily properties in six markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of September 30, 2018 and December 31, 2017 and the nine months ended September 30, 2018 and 2017.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2018	December 31, 2017

Investment in real estate, net	$303,800	$368,600
Other assets	16,916	10,556
Debt	(135,485)	(207,187)
Other liabilities	(4,453)	(4,948)
Member's equity	$180,778	$167,021

	(Unaudited)	(Unaudited)
Statement of Operations	September 30, 2018	September 30, 2017

Rent and other income	$25,739	$21,750
Real estate operating expenses	(12,724)	(11,094)
Other expenses	(4,036)	(3,463)
Net realized gains (losses)	9,940	(20,794)
Net unrealized (losses) gains	(5,162)	31,548

Net increase in net assets	$13,757	$17,947

(6) LOAN PAYABLE

       Loan payable consists of the following:

			Annual		Net Carrying Amount
	Interest		Installment	Amount Due	September 30,	December 31,
Property	Rate	Maturity Date	Payments	at Maturity	2018	2017

Bank Loan (a):
Note B	0.000%	Apr-19	-	$5,693,876	$5,693,876	$5,726,590
Less: unamortized finance costs					-	(7,279)

Loan payable					$5,693,876	$5,719,311

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

2)

Note B may be voluntarily prepaid upon notice to the Holder, subject to certain requirements as to the application of payments. The Partnership’s obligations under the Notes may be accelerated upon default. See Note 7 below regarding the early retirement of the Loan on October 19, 2018.

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

4)

The Partnership, its general partner and the Holder also entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as Note B remains outstanding. As of September 30, 2018 and December 31, 2017, $3,286,792 and $2,922,943, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

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

(7) SUBSEQUENT EVENT

On October 4, 2018, the Partnership and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby the Partnership will make a one-time payment of $4,000,000 on or before October 30, 2018 to pay off and fully satisfy the balance of the Loan of $5,693,876 at a discount. On October 19, 2018 the Partnership paid the $4,000,000 to the Holder to pay off the Loan. The source of funds to pay off the Loan is a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 will be recorded as Income from Forgiveness of Debt.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

General

The consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 reflect the operations of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was to expire October 31, 2019. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of eight garden apartment properties and one high rise apartment property. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2018 increased $9,000 to approximately $281,000 as compared to approximately $272,000 for the three months ended September 30, 2017. Total revenues increased due to an increase in base rental income and interest income. Base rental income increased $6,000 to approximately $188,000 for the three months ended September 30, 2018 as compared to the same period in 2017 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Interest income increased due to an increase in interest rates. Other rental income decreased slightly.

The Registrant reported a net loss from operations of approximately $116,000 for the three months ended September 30, 2018, an improvement of $13,000 as compared to a net loss from operations of approximately $129,000 for the same period in 2017. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total revenues combined with lower total expenses. Total expenses from operations for 2018 decreased $4,000 to approximately $397,000 from approximately $401,000 in 2017, due primarily to a decrease in amortization of financing costs of $5,000 and real estate operating expenses of $4,000 partially offset by an increase in management fee expense of $6,000.

Total revenues from continuing operations for the nine months ended September 30, 2018 increased $25,000 to approximately $832,000 as compared to approximately $807,000 for the nine months ended September 30, 2017. Total revenues increased due to an increase in base rental income and interest income. Base rental income increased $16,000 to approximately $556,000 for the nine months ended September 30, 2018 as compared to the same period in 2017 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Interest income increased due to an increase in interest rates. Other rental income decreased slightly.

The Registrant reported a net loss from operations of approximately $369,000 for the nine months ended September 30, 2018, an improvement of $19,000 as compared to a net loss from operations of approximately $388,000 for the same period in 2017. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher total expenses. Total expenses from operations for 2018 increased $6,000 to approximately $1,201,000 from approximately $1,195,000 in 2017, due primarily to an increase in management fee expense of $19,000 and an increase in repairs and maintenance costs of $16,000. This increase was partially offset by a decrease in administrative expenses of $14,000 and a decrease in amortization of financing cost of $9,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets decreased $7,006,000 to approximately $6,331,000 for the three months ended September 30, 2018 compared to net increase in net assets of approximately $13,337,000 for the same period in 2017. During 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s related secured mortgage loan. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. During the twelve months ended December 31, 2017, Omaha reported a net increase in the value of its remaining real estate portfolio of $33,815,000. During the nine months ended September 30, 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and pay off each property’s related secured mortgage loan. Remaining net sales proceeds were used to pay off Omaha’s unsecured loan and were used to pay off Omaha’s secured mortgage loan encumbering its high rise apartment property located in Omaha, NE to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions. During the nine months ended September 30, 2018, Omaha reported a net increase in the value of its remaining real estate portfolio of $8,475,000.

During 2017 the variable rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017 and further to an average of (2.1755%) during September 2018. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017 and further to an approximate range of 5.05% to 5.10% in September 2018. Mortgage interest rates may continue to increase in 2019 as the U.S. Federal Reserve has had a policy of increasing the Federal Funds Rate during the past few years. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

Since Omaha has in the past two years fully retired its unsecured loan that restricted its activity, including making distributions to its investors, and has shown improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of liquidity and ownership of a non-controlling (minority) interest. Registrant will continue to report a reserve on the value of Omaha on its books but due to the retirement of Omaha's unsecured loan in 2017, the reserve was reduced from 25% as of December 31, 2017 to 20% as of March 31, 2018.

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

Liquidity and Capital Resources

As of September 30, 2018, the Registrant had cash and cash equivalents of approximately $1,344,000. These balances are approximately $106,000 lower than cash and cash equivalents held on December 31, 2017. Cash and cash equivalents decreased during the nine months ended September 30, 2018 due to a leasing commission paid to an affiliate of the general partner in the amount of $158,494 related to the lease extension executed with the tenant at Registrant’s Maple Grove property combined with partnership expenses and a partial pay down of Registrant’s Note B. This was partially offset by cash flow generated from operating activities at Registrant’s wholly owned property.

Currently, Registrant’s only consistent source of cash is rental income received from the tenant that leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to fund capital improvements and partnership administrative expenses. A portion of any remaining annual cash flow is used to pay down the principal balance of Note B in accordance with the Loan Agreement while the remaining cash income is retained by Registrant as cash reserves. As part of Registrant and the Holder restructuring the bank loan in 2011, Registrant set aside $500,000 in escrow to be held and used only to pay the costs to re-tenant the space at Registrant’s wholly owned property if Registrant’s tenant defaults on its lease or exercises its right to terminate the lease early or fails to renew. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant’s base rent will continue to increase 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same.

Total outstanding debt at September 30, 2018 consists of Note B at $5,693,876. Under the terms of the Loan Agreement, when Note A was repaid, interest on the Note B stopped accruing. Note B matured April 29, 2018. Registrant has three one-year options to extend the maturity date if certain conditions are satisfied. On January 30, 2018, the Partnership sent notice to Holder to exercise its first one year option to extend the maturity date to April 29, 2019, which Holder has acknowledged. The Registrant has no other debt except normal trade accounts payable and accrued investment management fees.

On October 4, 2018, the Partnership and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby the Partnership will make a one-time payment of $4,000,000 on or before October 30, 2018 to pay off and fully satisfy the balance of the Loan of $5,693,876 at a discount. On October 19, 2018 the Partnership paid the $4,000,000 to the Holder to pay off the Loan. The source of funds to pay off the Loan is a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 will be recorded as Income from Forgiveness of Debt.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2018 increased $5,000 to approximately $275,000 as compared to approximately $270,000 for the three months ended September 30, 2017. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2018 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $2,000 for the three months ended September 30, 2018 to approximately $173,000 from approximately $171,000 for the three months ended September 30, 2017 due primarily to higher total revenues partially offset by higher operating expenses. Operating expenses were higher due to higher repairs and administrative expenses.

Total revenues for the nine months ended September 30, 2018 increased $15,000 to approximately $817,000 as compared to approximately $802,000 for the three months ended September 30, 2017. The property reported higher base rental income and slightly lower other rental income. Base rental income was higher in 2018 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, decreased $1,000 for the nine months ended September 30, 2018 to approximately $493,000 from approximately $494,000 for the three months ended September 30, 2017 due primarily to higher operating expenses total revenues partially offset by higher total revenues. Operating expenses were higher due to higher repairs and administrative expenses.

Investment in Sentinel Omaha, LLC

Comparison of three months ended September 30, 2018 to September 30, 2017:

As of September 30, 2018, the Omaha portfolio consisted of nine multi-family properties located in six markets. Omaha’s total revenues for the three months ended September 30, 2018 were approximately $8,224,000. Income before net unrealized income and net realized gains was approximately $2,773,000. Major expenses included approximately $1,130,000 for interest expense, $750,000 for repairs and maintenance, $1,133,000 for payroll, and $1,061,000 for real estate taxes. Omaha reported net unrealized gains of approximately $3,558,000 resulting in a net increase in net assets of approximately $6,331,000. For the three months ended September 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,899,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2018. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended September 30, 2018 of $1,519,000.

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

Omaha’s total revenues for the nine months ended September 30, 2018 were approximately $25,739,000. Income before net unrealized losses and net realized gains was approximately $8,979,000. Major expenses included approximately $3,961,000 for interest expense, 2,101,000 for repairs and maintenance, $3,364,000 for payroll, and $3,091,000 for real estate taxes. Omaha reported net unrealized losses of approximately $5,162,000 and net realized gains of approximately $9,940,000 resulting in a net increase in net assets of approximately $13,757,000. For the nine months ended September 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $4,127,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2018. As a result, Registrant reported net equity in net increase in net assets of Omaha for the nine months ended September 30, 2018 of approximately $5,807,000.

Omaha’s total revenues for the nine months ended September 30, 2017 were approximately $31,616,000. Income before realized losses and net unrealized income was approximately $10,419,000. Major expenses included approximately $4,837,000 for interest expense, $2,694,000 for repairs and maintenance, $4,301,000 for payroll, and $3,952,000 for real estate taxes. Omaha reported realized losses of $20,794,000 and net unrealized income of approximately $41,700,000 resulting in net increase in net assets of approximately $31,325,000. For the nine months ended September 30, 2017, the Registrant’s 30% equity interest in the net increase in net assets of Omaha was approximately $9,397,000. Registrant recognized a reserve of 25% of the reported value of Omaha on its balance sheet. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2017. As a result, Registrant reported net equity in net increase in net assets of Omaha for the nine months ended September 30, 2017 of approximately $10,927,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)     The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2018 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 12, 2018	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: November 12, 2018	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer