Form 10-K
period 2018-12-31
SB PARTNERS
filed 2019-03-28
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those sections. [  ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the Registrant was required to submit such files). [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act  (check one):

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2018, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2018 owns eight multifamily properties in five markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of older multi-family properties located in secondary and tertiary markets. During 2018 and 2017, physical and economic occupancy remained stable at most of Omaha’s properties. However average net rental income increased at a much slower rate of 1.7% for 2018 and 1.1% for 2017 vs. 5.7% for 2016 and 7.2% for 2015 (see Item 2. Properties). All of Omaha’s property mortgage loans pay interest based on floating interest rates. During 2018 and 2017 the floating rates on these loans increased as short term LIBOR rates increased as their rates are based on one month LIBOR. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017 and an average of (2.4582%) during December 2018. During 2017 Omaha was able to pay down a portion of its unsecured bank loan using net sales proceeds from the sale of three properties and cash generated from real estate operations. During 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s secured mortgage loan. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. As of December 31, 2017 Omaha’s unsecured loan had a balance of $20,359,322. Omaha’s unsecured loan had a maturity date of December 31, 2017. Prior to maturity, Omaha exercised its one option to extend the maturity date to June 30, 2018. During 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its high rise apartment property located in Omaha, Nebraska to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including Registrant. On October 16, 2018 Sentinel Omaha paid distributions to its members including $2,400,000 to Registrant. During 2018 Omaha also sold its high rise apartment property located in Omaha, Nebraska. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2018 Omaha reported an increase of $8,325,000 in the value of its portfolio over the same properties as of the year ended December 31, 2017. The total real estate portfolio value of $290,500,000 as of December 31, 2018 consists of the same properties which made up Omaha’s portfolio as of December 31, 2017 less the three properties sold during 2018. Registrant as of the year ended December 31, 2016 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2016 less a 35% reserve for possible unforeseen disruptions in the property and capital markets. As a result of the overall increase in Omaha’s real estate values and the further pay down of its unsecured bank loan, Registrant reduced the reserve of Omaha’s equity value from 35% to 25% as of December 31, 2017. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. Due to Omaha paying off the unsecured debt in 2018 the reserve has been reduced to 20% as of March 31, 2018.

For the year ended December 31, 2018 Sentinel Omaha reported a 3.0% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2019 as compared to 2018. As noted above, all of Omaha’s property mortgage loans use floating rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2018 the floating rates on Omaha loans increased as short term LIBOR rates increased. Fixed mortgage loan interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017 and further to an approximate range of 5.05% to 5.10% in December 2018. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Omaha may achieve in the future.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease was to expire October 31, 2019. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant defaulted the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Omaha.

Registrant’s total outstanding debt at December 31, 2017 consisted of a bank loan (“Loan”) with a bank (“Holder”) with a balance of $5,726,590. On October 4, 2018, Registrant and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby Registrant made a one-time payment of $4,000,000 on October 19, 2018 to retire and fully satisfy the balance of the Loan of $5,693,876 at a discount. The source of funds to retire the Loan was a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 was recorded as gain on extinguishment of debt. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

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

General

The Registrant's investments consist of direct or indirect investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's direct real property and the Registrant's financial condition will be dependent upon its ability to operate the property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. The underlying value of the Registrant's real estate investment will be dependent upon the investment’s managing partner’s ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the wholly owned property and the properties of the investments may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex space or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew the leases of a significant number of tenants, re-lease vacant spaces or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

Potential Adverse Effect on Results of Operations Due to Operating Risks

The Registrant's real estate investments are subject to operating risks common to real estate in general, any and all of which may adversely affect occupancy or rental rates.

Debt Servicing and Financing

Total outstanding debt at December 31, 2017 consisted of a bank loan (“Loan”) with a bank (“Holder”) with a balance of $5,726,590. On October 4, 2018, Registrant and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby Registrant made a one-time payment of $4,000,000 on October 19, 2018 to retire and fully satisfy the balance of the Loan of $5,693,876 at a discount. The source of funds to retire the Loan was a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 was recorded as gain on extinguishment of debt. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2018 is as follows:

		Description				Percent	Occupancy
Property	Location	Sq. Ft.	Units	Acres	Acquisition	Ownership	12/31/2018	Mortgage

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0

Eagle Lake Business Center IV is 100% leased to a single tenant whose lease was scheduled to expire October 31, 2019. On July 26, 2018, Registrant and the tenant executed an amendment to the lease to, among other items, extend the maturity of the lease to October 31, 2024. The tenant's previous option to terminate the lease has been eliminated.

Investment in Sentinel Omaha LLC:
8 garden apartment properties	5 U.S. markets	n/a	2,632	n/a	Sept. 07	30%	92%	n/a

Additional information regarding properties owned by the Registrant:

	2018	2017	2016	2015	2014

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)(e)	n/a	n/a	n/a	100.00%	100.00%
Investment in Sentinel Omaha, LLC (d)	92.00%	92.00%	91.00%	93.00%	91.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (f)	$18	$18	$18	$17	$18
435 Park Court (c) (e) (f)	n/a	n/a	n/a	$6	$6
Investment in Sentinel Omaha, LLC (d) (g)	$10,968	$10,126	$10,012	$9,474	$8,834

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

ITEM 4.

(Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2018 was 2,233.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant did not declare a distribution for 2018, 2017 or 2016. Cumulative distributions since inception have totaled $111,747,950. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,110	$1,081	$1,059	$1,016	$1,087
Operating Expenses, Less Depreciation and Amortization	(1,468)	(1,418)	(1,412)	(1,834)	(2,002)
Depreciation and Amortization	(171)	(179)	(179)	(161)	(167)

Loss from Operations	(529)	(516)	(532)	(979)	(1,082)
Equity in Net Income of Investment	5,842	11,320	9,895	22,142	5,081
Reserve for Value of Investment	1,817	1,048	870	(7,696)	(5,081)

Income (Loss) from Continuing Operations	7,130	11,852	10,233	13,467	(1,082)

Income from Discontinued Operations	-	-	-	401	207
Gain on Extinguishment of Debt	1,694	-	-	-	-
Gain on Sale of Investments in Real Estate	-	-	-	3,569	-

Net Income (Loss)	$8,824	$11,852	$10,233	$17,437	$(875)

Income (Loss) from Continuing Operations per Unit of Partnership Interest:	$920	$1,529	$1,320	$1,737	$(140)

Income from Discontinued Operations per Unit of Partnership Interest:	$-	$-	$-	$52	$27

Gain on Extinguishment of Debt per Unit of Partnership Interest:	$218	$-	$-	$-	$-

Distributions paid per Unit of Partnership Interest	$-	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,461	$3,467	$3,559	$3,716	$3,706
Real Estate Assets Held for Sale	$-	$-	$-	$-	$12,026
Investment in Sentinel Omaha, LLC, net	$42,839	$37,580	$25,211	$14,446	$-
Other Assets in Discontinued Operations	$-	$-	$-	$-	$23
Total Assets	$46,646	$43,008	$30,606	$20,083	$17,272
Loan Payable	$-	$5,719	$5,731	$5,936	$9,953
Mortgage Note in Discontinued Operations	$-	$-	$-	$-	$10,000
Other Liabilities in Discontinued Operations	$-	$-	$-	$-	$25
Partners' Equity (Deficit)	$42,571	$33,748	$21,895	$11,662	$(5,775)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2018, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2018 owns eight multifamily properties in five markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2018.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is leased 100% to a single tenant whose lease was to expire October 31, 2019. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of eight garden apartment properties. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. For the years 2015 to 2017, as real estate values recovered Omaha reported an increase in the value of its portfolio of $122,327,000. During the twelve months ended December 31, 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s secured mortgage loan. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. Omaha’s mortgage loans are encumbered with floating interest rates which started to increase near the end of 2016 and continued to increase during 2017 and 2018. Omaha’s unsecured loan had a balance of $20,359,322 as of December 31, 2017. During the twelve months ended December 31, 2018, Omaha sold its garden apartment property in Asheville, North Carolina, its garden apartment property in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including Registrant. On October 16, 2018 Sentinel Omaha paid distributions totaling $8,000,000 to its members including $2,400,000 to Registrant. Registrant had in 2015 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2015 less a 50% reserve. The improvement in Omaha’s real estate values and operations and the pay down of the unsecured bank loan allowed Registrant to reduce the reserve to 35% as of December 31, 2016 and 25% as of December 31, 2017.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease was to expire October 31, 2019. On July 26, 2018, Registrant and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant defaulted the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Omaha. Registrant may have to consider that it would be in the best interests of the limited partners to sell its investment in Omaha and/or sell its wholly owned property. Registrant would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Omaha has in the past two years paid off the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to the continuing pay down of Omaha’s unsecured loan in 2017, the reserve was reduced from 35% to 25%. Due to Omaha paying off the unsecured debt in 2018 the reserve has been reduced to 20% as of March 31, 2018. For the year ended December 31, 2018 Omaha reported an increase of $8,325,000 in the value of its portfolio over the same properties as of the year ended December 31, 2017. The total real estate portfolio value of $290,500,000 as of December 31, 2018 consists of the same properties which made up Omaha’s portfolio as of December 31, 2017 less the three properties sold during 2018.

For the year ended December 31, 2018, Omaha reported net investment income of $11,892,478 of which the Registrant’s interest was $3,567,718. In addition, Omaha reported net unrealized appreciation of real estate properties and interest rate protection agreements of $487,605 of which Registrant’s interest was $146,281 for 2018. Also Omaha reported net realized gain on the sale of three real estate properties of $7,093,942 of which the Registrant’s interest was $2,128,183.

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

For the year ended December 31, 2016, Omaha reported net investment income of $16,379,734 of which the Registrant’s interest was $4,913,920. In addition, Omaha reported net unrealized appreciation of real estate properties and interest rate protection agreements of $16,602,744 of which Registrant’s interest was $4,980,823 for 2016.

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

Estimated fair value of the underlying assets of Omaha was determined utilizing Level 3 inputs based upon independent appraisals or utilizing Level 2 inputs based upon sales contracts or bona fide sales offers.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-2, Leases (ASU 2016-2), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheet. The accounting for lessors will remain largely unchanged from existing standards; however ASU 2016-02 requires that lease procurement costs, which were previously capitalized, be expensed as-incurred. ASU 2016-2 is effective for annual periods beginning after December 15, 2018, and requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements (ASU 2018-11), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-2, including a transition option that permits the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of the standard for lessors remaining largely unchanged from the previous guidance, the adoption of ASU 2016-2 and ASU 2018-11 is not expected to have a material impact on the Partnership’s consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, the Registrant’s did not have any contractual obligations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, Registrant had cash and cash equivalents of approximately $338,000 as compared to approximately $1,450,000 as of December 31, 2017. Cash and cash equivalents decreased during the year ended December 31, 2018 primarily due to the payoff of the bank loan to the Holder. This was partially offset by a distribution received from Omaha. The decrease in cash and cash equivalents was also partially offset by rental income received from the tenant leasing space at Registrant’s property less operating expenses and capital improvements at Registrants wholly owned property and partnership expenses paid.

As of December 31, 2018, Registrant’s only consistent source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the property’s operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses.

Total outstanding debt at December 31, 2017 consisted of a bank loan (“Loan”) with a bank (“Holder”) with a balance of $5,726,590. On October 4, 2018, Registrant and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby Registrant made a one-time payment of $4,000,000 on October 19, 2018 to retire and fully satisfy the balance of the Loan of $5,693,876 at a discount. The source of funds to retire the Loan was a distribution from Omaha of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan was less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 was recorded as gain on extinguishment of debt. The Registrant has no other debt except normal trade accounts payable, a security deposit held for the tenant leasing the space at the Maple Grove property and accrued investment management fees.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2018 Omaha reported an increase of $8,325,000 in the value of its portfolio over the same properties as of the year ended December 31, 2017. The total real estate portfolio value of $290,500,000 as of December 31, 2018 consists of the same properties which made up Omaha’s portfolio as of December 31, 2017 less the three properties sold during 2018. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. According to a report by CBRE, the Minneapolis industrial market reported positive absorption and a minor increase in market rates in 2018. Registrant may still require a longer time period to replace the tenant at its property should a default occur or should the tenant not renew its lease at the end of the lease term.

Registrant did not pay a distribution in 2018. There is no requirement to make such distributions, nor can there be any assurance that future operations will generate cash available for distribution.

Registrant pays the General Partner and an affiliate of the General Partner fees for services performed (See Item 13). A portion of the fees during 2011 to 2018 were accrued while Registrant’s Loan was outstanding. Since the Loan has been retired, Registrant is allowed to pay the accrued fees and current fees. However, Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will not be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current and accrued fees due to the General Partner and its affiliates. A portion of the fees due to the General partner and its affiliate may be accrued until Registrant receives distributions from Omaha or Registrant’s wholly owned property is sold.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS 2018 VS. 2017

Total revenues from operations increased $29,000 to approximately $1,110,000 in 2018 from approximately $1,081,000 in 2017 primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income decreased slightly while interest income increased.

The Registrant reported a net loss from operations of approximately $529,000 in 2018, an increase of the loss of $13,000 as compared to a net loss from operations of approximately $516,000 in 2017. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The increase of loss from operations was due to higher operating expenses partially offset by higher total revenues. Total expenses from operations for 2018 increased $43,000 to approximately $1,640,000 from approximately $1,597,000 in 2017, due to increases in repairs and maintenance, depreciation, professional fees and investment fees partially offset by decreases administration and deferred financing costs.

Omaha reports its investments in real estate properties on a fair value basis and due to the global financial crisis, stagnant real estate market and slowing economy, Omaha reported a net write-down of the value of its real estate portfolio of approximately $100,852,000 during 2008 to 2014. For the years 2015 to 2017, as real estate values recovered Omaha reported an increase in the value of its portfolio of $122,327,000. During the twelve months ended December 31, 2018, Omaha sold its garden apartment property in Asheville, North Carolina, its garden apartment property in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions. On October 16, 2018 Sentinel Omaha paid a distribution to Registrant in the amount of $2,400,000. For the year ended December 31, 2018 Omaha reported an increase of $8,325,000 in the value of its portfolio over the same properties as of the year ended December 31, 2017. The total real estate portfolio value of $290,500,000 as of December 31, 2018 consists of the same properties which made up Omaha’s portfolio as of December 31, 2017 less the three properties sold during 2018.

Equity in net income of investment decreased $5,478,000 to an income of approximately $5,842,000 for 2018 compared to income of approximately $11,320,000 for 2017. Under the terms of the unsecured loan extension Omaha signed effective July 1, 2009, as extended and modified, Omaha was precluded from making distributions to its investors until its unsecured loan is paid. As a result of the aforementioned, Registrant did not anticipate receiving any distributions from Omaha during the foreseeable future and had reserved 100% of the reported value prior to 2015. During 2016 and 2017, the net operating income reported for Omaha’s properties continued to improve which allowed Omaha to continue to make payments on its unsecured loan. The improvement in Omaha’s real estate values and operations allowed Registrant to reduce the reserve to 35% as of December 31, 2016 and to 25% as of December 31, 2017. Omaha’s mortgages and unsecured loan are encumbered with floating interest rates which started to increase near the end of 2016 and continued to increase during 2017 and 2018. Omaha’s unsecured loan had a balance of $20,359,322 as of December 31, 2017. During 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its high rise apartment property located in Omaha, Nebraska to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions.

For the year ended December 31, 2018 Sentinel Omaha reported a 3.0% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2019 as compared to 2018. As noted above, all of Omaha’s property mortgage loans and banks loans use floating rates based on one month LIBOR rates plus the credit spread.

As noted earlier, during 2018 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017 and an average of (2.4582%) during December 2018. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017and further to an approximate range of 5.05% to 5.10% in December 2018. Mortgage interest rates may continue to increase in 2019 if the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future. Since Omaha has in the past two years paid off the unsecured debt along with improving performance at the properties, the debt risk to the investment is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. Registrant will continue to report a reserve on the value of Omaha on its books but due to Omaha paying off the unsecured debt in 2018 the reserve has been reduced to 20% as of March 31, 2018.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $20,000, to approximately $1,094,000 in 2018 compared with approximately $1,074,000 in 2017. Net income, which includes deductions for depreciation, decreased $24,000 to approximately $632,000 in 2018 from approximately $656,000 in 2017. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income decreased slightly from 2017 to 2018. The decrease in net income was due to the increase in operating expenses partially offset by an increase in revenues. The increase in operating expenses was primarily due to increases in repairs and maintenance of $40,000 and depreciation of $7,000.

According to a report by CBRE the Minneapolis industrial market reported positive absorption and a minor increase in market rates in 2018.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2018 Omaha sold its garden apartment property located in Asheville, North Carolina, its garden apartment property located in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt.

Omaha reported total revenues for 2018 of approximately $33,786,000. Net investment income before net unrealized appreciation was $11,892,000. Major expenses included $5,273,000 of interest expense, $3,044,000 for repairs and maintenance, $4,319,000 for payroll and $3,640,000 for real estate taxes. In addition, Omaha reported a net unrealized appreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $488,000. Also Omaha reported net realized gain on the sale of three real estate properties of $7,094,000. For the year ended December 31, 2018, the Registrant’s equity interest in the income of Omaha was approximately $5,842,000.

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

During the twelve months ended December 31, 2017, Omaha sold its garden apartment property in Daytona, Florida and sold both garden apartment properties located in Fayetteville, North Carolina. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s secured mortgage loan. Remaining net sales proceeds were used to reduce Omaha’s unsecured loan. Equity in net increase in net assets increased $1,425,000 to an income of approximately $11,320,000 for 2017 compared to income of approximately $9,895,000 for 2016.

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

Investments

During 2017 Omaha sold its garden apartment property located in Dayton, Florida. and Omaha sold both its garden apartments located in Fayetteville, North Carolina. Sales proceeds from all three sales were first used to pay selling expenses and retire the mortgages encumbering each property. Remaining sales proceeds were used to pay down Omaha’s unsecured bank loan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 23 through 39 of this Annual Report on Form 10-K.

Supplementary financial information required by this item is contained herein on pages 38 through 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2018 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	76	Director

Millie C. Cassidy	73	President & Director

George N. Tietjen III	58	Chief Executive Officer

Martin Cawley	62	Vice President

Leland J. Roth	55	Treasurer & Director

John H. Zoeller	59	Chief Financial Officer

Mr. Streicker joined the General Partner in May 1976. He has been a Director since April 1984. He is Chairman of SHC and its parent company, The Sentinel Corporation.

Ms. Cassidy joined the General Partner in August 1982. She has been a Director of the General Partner since March 1988. She is President of SHC and its parent company, The Sentinel Corporation.

Mr. Tietjen joined the General Partner in 1990 and served as its Chief Accounting Officer until 2006 and Chief Financial Officer and Treasurer from 2004 to 2007. He is a certified public accountant with over 34 years of real estate related financial, management, accounting and reporting experience.

Mr. Cawley joined the General Partner in 1994. He is the regional manager responsible for commercial property transactions and management.

Mr. Roth joined the General Partner in 1994 and serves as its treasurer. He is a certified public accountant with over 33 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 37 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2018, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2018, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,567.0 Units of Limited Partnership Interest, representing 46% of the outstanding number of Units on December 31, 2018. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on December 19, 2018, when the total number of Units held reached 46% of the outstanding number of Units.

(c)	During the year ended December 31, 2018, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $911,615, $888,325 and $867,859 for the years ended December 31, 2018, 2017, and 2016, respectively. Of the amounts earned in 2018, 2017 and 2016, $485,374, $462,086 and $441,618, respectively had been accrued while the obligations under the Loan Agreement were outstanding. The accrued amounts total $3,408,317 and $2,922,943 and are included in accrued expenses on the balance sheet as of December 31, 2018 and 2017, respectively. Since the Loan has been retired, Registrant is allowed to pay the accrued fees and current fees. The accrued fees will be paid as cash flow from property operations and distributions from Omaha allow. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2018, 2017 or 2016.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $55,409, $54,311 and $53,242 in 2018, 2017, and 2016, respectively.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2019. On July 26, 2018, Registrant and the tenant executed an extension of the lease to October 31, 2024. An affiliate of the General Partner was paid a leasing commission of $158,494 for the lease extension.

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2018, 2017 and 2016 were $54,000 each year.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2018, 2017 and 2016, the Registrant’s equity interest in the net income of Omaha was approximately $5,842,000, $11,320,000 and $9,895,000, respectively.

Reference is made to Items 10 and 11, and Notes 3, 5, 6 and 10 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $99,000 and $100,000 for each of the years ended December 31, 2018 and 2017, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2018 and 2017 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2018 and 2017, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2018 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)

Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 23. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b) Exhibits -

Exhibit

No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2018

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 28, 2019	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 28, 2019	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 28, 2019
George N. Tietjen III

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	March 28, 2019
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2018 and 2017	26

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	27

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016	28

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	29

Notes to Consolidated Financial Statements	30 – 38

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018	39 - 40

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule of Real Estate and Accumulated Depreciation as of December 31, 2018 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, during the year ended December 31, 2018, the Partnership adopted Accounting Standards Update (ASU) No. 2016 – 15, Classification of Certain Cash Receipts and Cash Payments and ASU No. 20160-018, Restricted Cash.  Our opinion is not modified with respect to these matters.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s general partner. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dworken, Hillman, LaMorte and Sterczala, P.C.

Shelton, Connecticut

March 28, 2019

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,239,859	5,081,365
Less - accumulated depreciation	(2,249,190)	(2,084,846)
	3,460,669	3,466,519

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,709,724 and $12,526,608 at December 31, 2018 and 2017, respectively	42,838,890	37,579,824
	46,299,559	41,046,343

Other Assets -
Cash and cash equivalents	338,239	1,449,927
Cash in escrow	-	504,778
Other	7,789	7,019

Total assets	$46,645,587	$43,008,067

Liabilities:
Loan payable, net of unamortized deferred finance costs of $ 0 and $7,279 as of December 31, 2018 and 2017, respectively	$-	$5,719,311
Accounts payable	561,800	516,793
Tenant security deposit	104,212	101,414
Accrued expenses	3,408,317	2,922,943

Total liabilities	4,074,329	9,260,461

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	42,584,203	33,761,689
General partner - 1 unit	(12,945)	(14,083)

Total partners' equity	42,571,258	33,747,606

Total liabilities and partners' equity	$46,645,587	$43,008,067

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2018	2017	2016
Revenues:
Base rental income	$746,115	$724,140	$702,768
Other rental income	348,163	349,818	352,952
Interest on short-term investments and other	16,178	7,177	3,624

Total revenues	1,110,456	1,081,135	1,059,344

Expenses:
Real estate operating expenses	304,672	281,796	286,536
Amortization of deferred financing costs	7,280	21,839	21,840
Depreciation	164,344	157,520	157,344
Real estate taxes	121,868	123,525	126,662
Management fees	911,615	888,325	867,859
Other	129,967	124,329	131,157

Total expenses	1,639,746	1,597,334	1,591,398

Loss from operations	(529,290)	(516,199)	(532,054)

Equity in net income of investment	5,842,182	11,320,037	9,894,743

Adjustment to reserve for value of investment	1,816,884	1,048,630	870,588

Income from continuing operations	7,129,776	11,852,468	10,233,277

Gain on extinguishment of debt	1,693,876	-	-

Net income	8,823,652	11,852,468	10,233,277

Income allocated to general partner	1,138	1,529	1,320

Income allocated to limited partners	$8,822,514	$11,850,939	$10,231,957

Income per unit of limited partnership interest (basic and diluted)

Income from continuing operations	$919.62	$1,528.76	$1,319.91

Gain on extinguishment of debt	$218.48	$-	$-

Net income	$1,138.10	$1,528.76	$1,319.91

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the years ended December 31, 2018, 2017 and 2016

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2016	7,753	$119,968,973	$(111,721,586)	$3,431,406	$11,678,793
Net income for the year	-	-	-	10,231,957	10,231,957

Balance, December 31, 2016	7,753	119,968,973	(111,721,586)	13,663,363	21,910,750
Net income for the year	-	-	-	11,850,939	11,850,939

Balance, December 31, 2017	7,753	119,968,973	(111,721,586)	25,514,302	33,761,689
Net income for the year	-	-	-	8,822,514	8,822,514

Balance, December 31, 2018	7,753	$119,968,973	$(111,721,586)	$34,336,816	$42,584,203

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income (Losses)	Total

Balance, January 1, 2016	1	$10,000	$(26,364)	$(568)	$(16,932)
Net income for the year	-	-	-	1,320	1,320

Balance, December 31, 2016	1	10,000	(26,364)	752	(15,612)
Net income for the year	-	-	-	1,529	1,529

Balance, December 31, 2017	1	10,000	(26,364)	2,281	(14,083)
Net income for the year	-	-	-	1,138	1,138

Balance, December 31, 2018	1	$10,000	$(26,364)	$3,419	$(12,945)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016

Cash Flows From Operating Activities:
Net income	$8,823,652	$11,852,468	$10,233,277
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(1,693,876)	-	-
Equity in net income of investment	(5,842,182)	(11,320,037)	(9,894,743)
Adjustment of reserve for fair value of investment	(1,816,885)	(1,048,630)	(870,588)
Depreciation and amortization	171,624	179,359	179,184
Net (increase) decrease in other assets	(770)	344	6,524
Net increase in accounts payable	45,007	97,038	49,546
Net increase in tenant security deposit	2,798	2,798	2,798
Net increase in accrued expenses	485,374	462,086	441,617
Distribution from investment in Sentinel Omaha, LLC	2,400,000	-	-

Net cash provided by operating activities	2,574,742	225,426	147,615

Cash Flows From Investing Activities:
Capital additions to real estate owned	(158,494)	(65,180)	-

Net cash (used in) investing activities	(158,494)	(65,180)	-

Cash Flows From Financing Activities:
Repayment of loan payable	(4,032,714)	(33,883)	(226,415)

Net cash (used in) financing activities	(4,032,714)	(33,883)	(226,415)

Net change in cash and cash equivalents, restricted cash and cash in escrow	(1,616,466)	126,363	(78,800)

Cash and cash equivalents, restricted cash and cash in escrow, at beginning of year	1,954,705	1,828,342	1,907,142

Cash and cash equivalents, restricted cash and cash in escrow, at end of year	$338,239	$1,954,705	$1,828,342

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-	$-

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

(c)	Depreciation of buildings, furnishings and improvements is computed using the straight-line method of depreciation, based upon the estimated useful lives of the related properties, as follows:

Buildings and Improvements (years)	5	to	40
Furnishings (years)	5	to	7

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

(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2018 is estimated to be fully realizable.

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

Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less. Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants. The tenant lease at the industrial flex property has a term that exceeds one year. Rental income at the industrial flex property is recognized on a straight-line basis over the term of the lease. Other rental income is comprised of tenant reimbursements for utilities, real estate taxes, insurance, management fees and other property operating expenses. Other rental income is recognized in the period in which the related expenses are incurred.

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

(2) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (ASU 2014-9). ASU 2014-9, as amended, is a comprehensive new revenue recognition model requiring an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods and services and is effective for annual periods beginning after December 15, 2017. Accordingly, the Partnership adopted ASU 2014-9 on January 1, 2018 using the modified retrospective transition approach. ASU 2014-9 specifically excludes revenues derived from lease contracts within the scope of Leases (Topic 840). Since the Partnership’s revenue is primarily generated through leasing arrangements, the adoption of ASU 2014-9 on January 1, 2018 did not have a material impact on the Partnership’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows and is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues including the following that are relevant to the Partnership: (i) debt prepayment or debt extinguishment costs and (ii) distributions received from equity method investments. The Partnership adopted ASU 2016-15 on January 1, 2018 using the full retrospective approach and, as permitted, elected to classify distributions received from equity method investees using the cumulative earnings approach. Accordingly, distributions received from equity method investees are classified as cash inflows from operating activities on the accompanying Consolidated Statements of Cash Flows. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Partnership’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 is intended to reduce diversity in practice for the classification and presentation of changes in restricted cash by requiring the statement of cash flows to explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash. Accordingly, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling beginning-of-period and end-of period totals on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017. The Partnership adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 resulted in an increase in ending cash and cash equivalents for the years ended December 31, 2017 and 2016 of $504,778 and $501,145, respectively.

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $911,615, $888,325 and $867,859 for the years ended December 31, 2018, 2017, and 2016, respectively. Of the amounts earned in 2018, 2017 and 2016, $485,375, $462,086 and $441,618, respectively had been accrued while the obligations under the Loan Agreement were outstanding. The accrued amounts total $3,408,317 and $2,922,943 and are included in accrued expenses on the balance sheet as of December 31, 2018 and 2017, respectively. Since the Loan has been retired, the Partnership is allowed to pay the accrued fees and current fees. The accrued fees will be paid as cash flow from property operations and distributions from Omaha allow. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2018, 2017 or 2016.

(4) INVESTMENTS IN REAL ESTATE

During 2018 and 2017 the Partnership owned an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2018 and 2017:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/18	12/31/17

Industrial flex property	1	2002	60,345 sf	$5,709,859	$5,551,365

Less: accumulated depreciation				(2,249,190)	(2,084,846)

Net book value				$3,460,669	$3,466,519

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2018 and 2017:

	Level 3:
	Significant
	Unobservable	2018
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$53,548,614	$53,548,614
Reserve for fair value of investment	(10,709,724)	(10,709,724)

Total assets	$42,838,890	$42,838,890

	Level 3:
	Significant
	Unobservable	2017
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$50,106,432	$50,106,432
Reserve for fair value of investment	(12,526,608)	(12,526,608)

Total assets	$37,579,824	$37,579,824

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2017	$38,786,395	$(13,575,238)	$25,211,157
Equity in net income of investment	11,320,037	-	11,320,037
Decrease in reserve	-	1,048,630	1,048,630
Balance at December 31, 2017	50,106,432	(12,526,608)	37,579,824
Equity in net income of investment	5,842,182	-	5,842,182
Distribution from investment	(2,400,000)	-	(2,400,000)
Decrease in reserve	-	1,816,884	1,816,884
Balance at December 31, 2018	$53,548,614	$(10,709,724)	$42,838,890

As of December 31, 2017 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2017 less a 25% reserve. As of December 31, 2017 Omaha’s unsecured loan had a balance of $20,359,322. Omaha’s unsecured loan had a maturity date of December 31, 2017. Prior to maturity, Omaha exercised its one option to extend the maturity date to June 30, 2018. During 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its high rise apartment property located in Omaha, Nebraska to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions. During 2018 Omaha also sold its high rise apartment property located in Omaha, Nebraska. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Since Omaha has in the past two years paid off the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. The Partnership will continue to report a reserve on the value of Omaha on its books but due to the continuing pay down of Omaha’s unsecured loan in 2017, the reserve was reduced from 35% to 25%. Due to Omaha paying off the unsecured debt in 2018 the reserve has been reduced to 20% as of March 31, 2018.

For the year ended December 31, 2018 Sentinel Omaha reported a 3.0% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2019 as compared to 2018. As noted above, all of Omaha’s property mortgage loans use floating rates based on one month LIBOR rates plus the credit spread.

During 2018 the floating rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (0.7164%) during December 2016 to an average of (1.4925%) during December 2017 and an average of (2.4582%) during December 2018. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2017 from an approximate range of 4.10% to 4.15% in early 2017 to 4.35% to 4.50% near the end of 2017 and further to an approximate range of 5.05% to 5.10% in December 2018. Mortgage interest rates may continue to increase in 2019 if the U.S. Federal Reserve continues a policy to increase the Federal Funds Rate. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

The Partnership has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease was to expire October 31, 2019. On July 26, 2018, the Partnership and the tenant executed the Fifth Amendment to the lease agreement which extends the expiration date to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year and the tenant’s option to terminate the lease early has been eliminated. All other significant terms of the lease remain the same. The tenant pays directly or reimburses the Partnership for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant defaulted the Partnership would have no internal source of funds until the space is released to a new tenant or the Partnership receives distributions from Omaha. The Partnership may have to consider that it would be in the best interests of the limited partners to sell its investment in Omaha and/or sell its wholly owned property. The Partnership would not have considered a sale of its 30% non-controlling investment in Omaha in prior years due to Omaha’s unsecured debt. Selling the investment in Omaha while Omaha had a significant unsecured loan with an upcoming maturity would have likely realized a sale price for the investment that would be heavily discounted reflecting the unsecured debt risk. However, since Omaha has in the past two years paid off the unsecured debt along with improving performance at the properties, the debt risk is estimated to be lower. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. The Partnership will continue to report a reserve on the value of Omaha on its books but due to Omaha paying off the unsecured debt in 2018 the reserve has been reduced to 20% as of March 31, 2018.

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2018 owns eight multifamily properties in five markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

With respect to its investment in Omaha, the Partnership elected to adopt Accounting Standards Codification Topic 825. Accordingly, the investment is presented at fair value. Adoption was elected, in part, because the audited financial statements of Omaha are presented at fair value and it was believed that a similar presentation would best reflect the value of the Partnership’s investment from its inception.

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018.

Balance Sheet	2018	2017

Investment in real estate properties, at fair value	$290,500	$368,600
Other assets	13,960	10,556
Debt	(121,481)	(207,187)
Other liabilities	(4,484)	(4,948)
Members' equity	$178,495	$167,021

Statement of Operations	2018	2017	2016

Rent and other income	$33,786	$41,488	$44,266
Real estate operating expenses	(16,189)	(20,230)	(21,062)
Other expenses	(5,705)	(7,106)	(6,825)
Net unrealized gains	488	44,074	16,603
Net realized gain (losses)	7,094	(20,492)	-

Net increase in net assets	$19,474	$37,734	$32,982

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

The investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha’s operations and therefore control does not vest in the Partnership. Were the Partnership deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

The values of real estate properties have been prepared giving consideration to the income and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Generally, the income approach carries the most weight in the value reconciliation. Substantially all of Omaha’s real estate properties are classified within Level 3 of the valuation hierarchy.

The mortgage notes payable are all variable rate loans at December 31, 2018; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2018 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)
Investment in real estate properties	$247,200	Discounted cash flows (DCF)	Discount rate	7.00%	-	7.75%	(7.46%)

			Capitalization rate	5.25%	-	6.00%	(5.71%)

			DCF Term (years)	10 years

(7) LOAN PAYABLE

Loan payable consists of the following:

	Net Carrying Amount
	December 31,

Property	2018	2017

Loan payable:

Bank Loan:
Note B	$-	$5,726,590
Less: unamortized finance costs	-	(7,279)

	$-	$5,719,311

On September 17, 2007, the Partnership entered into a bank loan (the “Loan”) with a bank (“Holder”) in the amount of $22,000,000, which matured on October 1, 2008 and provided for interest only monthly payments based upon LIBOR plus 1.95%. On April 29, 2011, the Holder of the unsecured credit facility and the Partnership executed a new Loan Agreement (“Loan Agreement”). The Partnership paid down a portion of the bank loan using the net sales proceeds from the sale of 175 Ambassador Drive in 2011 and a further pay down using the net sales proceeds from the sale of Lino Lakes in 2015. Pay downs were also made annually from excess cash flow in accordance with the terms of the Loan Agreement.

On October 4, 2018, the Partnership and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby the Partnership made a one-time payment of $4,000,000 on October 19, 2018 to retire and fully satisfy the balance of the Loan of $5,693,876 at a discount. The source of funds to retire the Loan was a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 was recorded as gain on extinguishment of debt.

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Income per	Equity in Net
	Continuing		Unit of Limited	Income (Loss) of
Year ended December 31, 2018	Operations	Net Income	Partnership Interest	Investment

First Quarter	$273,781	$3,268,374	$421.56	$1,111,737
Second Quarter	277,069	766,217	98.83	1,116,053
Third Quarter	280,790	1,402,835	180.94	1,899,156
Fourth Quarter	278,816	3,386,226	436.77	1,715,236

Year ended December 31, 2017

First Quarter	$267,378	$2,114,101	$272.68	$3,449,898
Second Quarter	267,800	3,335,567	430.23	1,934,067
Third Quarter	271,619	5,089,139	656.41	4,013,490
Fourth Quarter	274,338	1,313,661	169.44	1,922,582

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2018	2017	2016

Net income for financial reporting purposes	$8,823,652	$11,852,468	$10,233,277

Adjustment to net loss on sale of investment in real estate property to reflect differences between tax and financial reporting bases of assets and liabilities	-	-	-

Difference between tax and financial statement equity in net income/ loss of investment	2,807,300	(12,538,521)	(8,999,145)

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	525,375	502,085	481,619

Difference between tax and financial statement depreciation	13,429	7,788	7,424

Net income (loss) for Federal income tax reporting purposes	$12,169,756	$(176,180)	$1,723,175

Net ordinary income for Federal income tax reporting purposes	$4,745,461	$1,681,612	$1,723,175
Net capital (Sec. 1231) gain (loss) for Federal income tax reporting purposes	7,424,295	(1,857,792)	-

	$12,169,756	$(176,180)	$1,723,175

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2018 and 2017, the tax bases of the Partnership's assets and liabilities were approximately $46,360,757 and $43,029,724 of assets, and $4,074,329, and $9,267,740 of liabilities, respectively.

(10) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2018, 2017 and 2016 billings to the Partnership amounting to $55,409, $54,311 and $53,242, respectively, and are included in real estate operating expenses.

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2019. On July 26, 2018, the Partnership and the tenant executed an extension of the lease to October 31, 2024. An affiliate of the General Partner was paid a leasing commission of $158,494 for the lease extension.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2018, 2017 and 2016 were $54,000 each year.

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

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2018 are $772,620 for 2019, $809,634 for 2020, $833,922 for 2021, $858,940 for 2022 and $884,709 for 2023. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV. The maturity date of this lease was extended to October 31, 2024 under an extension signed in July 2018.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager. In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$996,474

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,239,859	$5,709,859	$2,249,190

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2018

Column A	Column G	Column H	Column I

			Life on which
			Depreciation in
			Latest Statement
			of Operations
Description	Date of Construction	Date Acquired	is Computed (in years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2018	2017	2016

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$5,551,365	$5,486,185	$5,486,185
Additions -
Cost of improvements	158,494	65,180	0

Deductions -
Sales	0	0	0

Balance at end of year	$5,709,859	$5,551,365	$5,486,185

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$2,084,846	$1,927,326	$1,769,982
Additions -
Depreciation expense for the year	164,344	157,520	157,344

Deductions -
Sales	0	0	0

	$2,249,190	$2,084,846	$1,927,326

(c) Aggregate cost basis for Federal income tax reporting purposes	$5,216,980	$5,216,980	$5,151,797

(d) Accumulated depreciation for Federal income tax reporting purposes	$2,534,020	$2,070,468	$1,845,433