Form 10-Q
period 2019-03-31
SB PARTNERS
filed 2019-05-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019 (Unaudited)	2018 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,239,859	5,239,859
Less - accumulated depreciation	(2,285,065)	(2,249,190)
	3,424,794	3,460,669

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,791,509 and $10,709,724 at March 31, 2019 and December 31, 2018, respectively	43,166,013	42,838,890
	46,590,807	46,299,559

Other Assets -
Cash and cash equivalents	373,873	338,239
Other	4,465	7,789

Total assets	$46,969,145	$46,645,587

Liabilities:
Accounts payable	$550,245	$561,800
Tenant security deposit	104,212	104,212
Accrued expenses	3,554,011	3,408,317

Total liabilities	4,208,468	4,074,329

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	42,773,598	42,584,203
General partner - 1 unit	(12,921)	(12,945)

Total partners' equity	42,760,677	42,571,258

Total liabilities and partners' equity	$46,969,145	$46,645,587

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Base rental income	$189,785	$184,203
Other rental income	88,532	87,041
Interest income	39	2,537

Total revenues	278,356	273,781

Expenses:
Real estate operating expenses	65,908	67,786
Amortization of deferred financing costs	-	5,460
Depreciation	35,875	39,765
Real estate taxes	31,959	30,468
Management fees	252,254	226,164
Other	30,064	30,475

Total expenses	416,060	400,118

Loss from operations	(137,704)	(126,337)

Equity in net income of investment	408,908	1,111,737

(Increase) decrease in reserve for value of investment	(81,785)	2,282,974

Net income	189,419	3,268,374

Income allocated to general partner	24	422

Income allocated to limited partners	$189,395	$3,267,952

Income per unit of limited partnership interest (basic and diluted)

Net income	$24.43	$421.56

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
For the Three Months Ended March 31, 2019

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	7,753	$119,968,973	$(111,721,586)	$34,336,816	$42,584,203
Net income for the period	-	-	-	189,395	189,395
Balance, March 31, 2019	7,753	$119,968,973	$(111,721,586)	$34,526,211	$42,773,598

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	1	$10,000	$(26,364)	$3,419	$(12,945)
Net income for the period	-	-	-	24	24
Balance, March 31, 2019	1	$10,000	$(26,364)	$3,443	$(12,921)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Cash Flows From Operating Activities:
Net income	$189,419	$3,268,374
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(408,908)	(1,111,737)
Increase (decrease) in reserve for value of investment	81,785	(2,282,974)
Depreciation and amortization	35,875	45,225
Net decrease in operating assets	3,324	2,972
Net (decrease) increase in accounts payable	(11,555)	14,769
Net increase in accrued expenses	145,694	119,605

Net cash provided by operating activites and net change in cash and cash equivalents and cash in escrow	35,634	56,234

Cash and cash equivalents and cash in escrow at beginning of period	338,239	1,954,705

Cash and cash equivalents and cash in escrow at end of period	$373,873	$2,010,939

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

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2018.

(2) INVESTMENTS IN REAL ESTATE

As of March 31, 2019, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at March 31, 2019 and December 31, 2018.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2019	12/31/2018

Industrial flex property	1	2002	60,345 sf	$5,709,859	$5,709,859

Less: Accumulated depreciation				(2,285,065)	(2,249,190)

Investment in real estate				$3,424,794	$3,460,669

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2019 and December 31, 2018:

	Level 3:	March 31,
	Significant	2019
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$53,957,522	$53,957,522
Reserve for fair value of investment	(10,791,509)	(10,791,509)

Total assets	$43,166,013	$43,166,013

	Level 3:	December 31,
	Significant	2018
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$53,548,614	$53,548,614
Reserve for fair value of investment	(10,709,724)	(10,709,724)

Total assets	$42,838,890	$42,838,890

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended March 31, 2019 and December 31, 2018:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2018	$50,106,432	$(12,526,608)	$37,579,824
Equity in net income of investment	5,842,182	-	5,842,182
Distribution from investment	(2,400,000)	-	(2,400,000)
Decrease in reserve	-	1,816,884	1,816,884
Balance at December 31, 2018	53,548,614	(10,709,724)	42,838,890
Equity in net income of investment	408,908	-	408,908
(Increase) in reserve	-	(81,785)	(81,785)
Balance at March 31, 2019	$53,957,522	$(10,791,509)	$43,166,013

Omaha was precluded from making distributions to its investors until its unsecured loan was paid in full. During the first quarter of 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds were used first to paying selling expenses and to pay off the mortgage securing each property. Remaining proceeds were used to fully retire the remaining balance of Omaha’s unsecured loan. Registrant as of March 31, 2018 had reduced the reserve to 20%. On October 16, 2018 Sentinel Omaha paid a distribution to the Partnership in the amount of $2,400,000. The Partnership used these funds to retire the Partnership’s unsecured loan.

(4) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2019 owns eight multifamily properties in five markets. Omaha is an affiliate of the Registrant’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of March 31, 2019 and December 31, 2018 and the three months ended March 31, 2019 and 2018.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2019	December 31, 2018

Investment in real estate, net	$289,349	$290,500
Other assets	14,522	13,960
Debt	(121,110)	(121,481)
Other liabilities	(2,903)	(4,484)
Members equity	$179,858	$178,495

	(Unaudited)	(Unaudited)
Statement of Operations	March 31, 2019	March 31, 2018

Rent and other income	$7,829	$9,341
Real estate operating expenses	(3,777)	(4,761)
Other expenses	(1,115)	(1,649)
Net realized gains	-	9,919
Net unrealized (losses)	(1,574)	(9,145)

Net increase in net assets	$1,363	$3,705

(5) ACCRUED EXPENSES

The Partnership, its general partner and the holder of the unsecured loan had entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the unsecured loan remained outstanding. On October 4, 2018, the Partnership retired the unsecured loan. As of March 31, 2019 and December 31, 2018, $3,554,011 and $3,408,317, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

 (6) SUBSEQUENT EVENT

On April 11, 2019, Sentinel Omaha paid a distribution to the Partnership in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution will be paid in June 2019.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

General

The consolidated financial statements for the three months ended March 31, 2019 and 2018 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consisted of eight garden apartment properties located in five markets. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant. On April 6, 2019, Omaha sold its garden apartment property in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. On May 6, 2019, Omaha sold its garden apartment property in Columbus, Ohio. Net sales proceeds were used to pay selling expenses and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s debt.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2019 increased $4,000 to approximately $278,000 as compared to approximately $274,000 for the three months ended March 31, 2018. Total revenues increased due to an increase in base rental income. Base rental income increased $6,000 to approximately $190,000 for the three months ended March 31, 2019 as compared to the same period in 2018 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other rental income increased slightly. Interest income decreased due to a decrease in cash reserves.

The Registrant reported a net loss from operations of approximately $138,000 for the three months ended March 31, 2019, an increase of $12,000 as compared to a net loss from operations of approximately $126,000 for the same period in 2018. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The increase of loss from operations was due to higher total expenses partially offset by higher total income. Total expenses from operations for 2019 increased $16,000 to approximately $416,000 from approximately $400,000 in 2018, due primarily to an increase in management fee expense of $26,000 combined with an increase in administration expenses of $7,000. This was partially offset by a decrease in repairs and maintenance expense of $9,000, a decrease of mortgage amortization expense of $5,000 and a decrease in depreciation expense of $4,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets decreased $2,342,000 to approximately $1,363,000 for the three months ended March 31, 2019 compared to net increase in net assets of approximately $3,705,000 for the same period in 2018. During 2018, Omaha sold its garden apartment property in Asheville, North Carolina, its garden apartment property in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including Registrant. During the three months ended March 31, 2019, Omaha reported a slight net decrease in the value of its remaining real estate portfolio of $1,151,000.

During 2018 the variable rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (1.4925%) during December 2017 to an average of (2.4582%) during December 2018. The one month LIBOR rate increased slightly to an average of (2.4898) during March 2019. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2018 from an approximate range of 4.35% to 4.50% near the end of 2017 to 5.05% to 5.10% near the end of 2018. Fixed mortgage interest rates have remained flat during 2019. Although increases in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

The investment in a 30% non-controlling interest is valued at a discount due to the lack of liquidity and ownership of a non-controlling (minority) interest. Registrant has reported a reserve on the value of Omaha on its books of 20% since March 31, 2018.

On April 11, 2019, Sentinel Omaha paid a distribution to the Partnership in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution will be paid in June 2019.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There were no significant changes to such policies in 2019. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2019, the Registrant had cash and cash equivalents of approximately $374,000. These balances are approximately $36,000 higher than cash and cash equivalents held on December 31, 2018. Cash and cash equivalents increased during the three months ended March 31, 2019 due to cash flow generated from operating activities at Registrant’s wholly owned property partially offset by partnership expenses paid.

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

Registrant pays the General Partner and an affiliate of the General Partner fees for services performed. A portion of the fees during 2011 to 2018 were accrued while Registrant’s unsecured loan was outstanding. Since the unsecured loan has been retired, Registrant is allowed to pay the accrued fees and current fees. However, Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will not be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current and accrued fees due to the General Partner and its affiliates. A portion of the fees due to the General Partner and its affiliate may be accrued until Registrant receives distributions from Omaha or Registrant’s wholly owned property is sold. The Registrant has no debt except normal trade accounts payable and accrued investment management fees.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

On April 11, 2019, Sentinel Omaha paid a distribution to the Partnership in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution will be paid in June 2019.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2019 increased $7,000 to approximately $278,000 as compared to approximately $271,000 for the three months ended March 31, 2018. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2019 due to a scheduled increase in the base rent. Net operating income, which includes deductions for depreciation, increased $19,000 for the three months ended March 31, 2019 to approximately $180,000 from approximately $161,000 for the three months ended March 31, 2018 due primarily to higher total revenues combined with lower operating expenses. Operating expenses were lower due to lower repairs and maintenance expense and depreciation expense.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2019 to March 31, 2018:

As of March 31, 2019, the Omaha portfolio consisted of eight multi-family properties located in five markets. Omaha’s total revenues for the three months ended March 31, 2019 were approximately $7,829,000. Income before net unrealized losses was approximately $2,937,000. Major expenses included approximately $1,085,000 for interest expense, $559,000 for repairs and maintenance, $1,045,000 for payroll, and $953,000 for real estate taxes. Omaha reported net unrealized losses of approximately $1,574,000 resulting in a net increase in net assets of approximately $1,363,000. For the three months ended March 31, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $409,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2019. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2019. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2019 of $327,000.

As of March 31, 2018, the Omaha portfolio consisted of nine multi-family properties located in six markets. Omaha’s total revenues for the three months ended March 31, 2018 were approximately $9,341,000. Income before net realized gains and net unrealized losses was approximately $2,931,000. Major expenses included approximately $1,586,000 for interest expense, $705,000 for repairs and maintenance, $1,283,000 for payroll, and $1,209,000 for real estate taxes. Omaha reported net unrealized losses of approximately $9,145,000 and net realized gains of approximately $9,919,000 resulting in a net increase in net assets of approximately $3,705,000. For the three months ended March 31, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,112,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2018. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2018 of $3,395,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2019 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 13, 2019	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer
Dated: May 13, 2019	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer