Form 10-Q
period 2019-09-30
SB PARTNERS
filed 2019-11-13
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “small reporting company” and “emerging reporting company” in Rule 12b-2 of the Exchange Act.

[ ] large accelerated filer     [ ] accelerated filer [X] non-accelerated filer     [ ] small reporting company [ ] emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019 (Unaudited)	2018 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,638,551	5,239,859
Less - accumulated depreciation	(2,356,815)	(2,249,190)
	3,751,736	3,460,669

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $9,558,611 and $10,709,724 at September 30, 2019 and December 31, 2018, respectively	38,234,422	42,838,890
	41,986,158	46,299,559

Other Assets -
Cash and cash equivalents	1,053,706	338,239
Other	38,808	7,789

Total assets	$43,078,672	$46,645,587

Liabilities:
Accounts payable	$132,312	$561,800
Tenant security deposit	105,611	104,212
Accrued expenses	12,344	3,408,317

Total liabilities	250,267	4,074,329

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	42,841,317	42,584,203
General partner - 1 unit	(12,912)	(12,945)

Total partners' equity	42,828,405	42,571,258

Total liabilities and partners' equity	$43,078,672	$46,645,587

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Base rental income	$189,785	$187,924	$569,355	$556,330
Other rental income	88,532	87,041	265,596	261,123
Interest income	1,452	5,825	2,167	14,187

Total revenues	279,769	280,790	837,118	831,640

Expenses:
Real estate operating expenses	73,742	66,265	225,393	206,058
Amortization of deferred financing costs	-	-	-	7,280
Depreciation	35,875	39,765	107,625	119,295
Real estate taxes	32,873	30,467	97,597	91,401
Management fees	252,343	228,463	755,343	683,530
Other	26,621	32,320	88,145	93,529

Total expenses	421,454	397,280	1,274,103	1,201,093

Loss from operations	(141,685)	(116,490)	(436,985)	(369,453)

Equity in net income of investment	1,439,584	1,899,156	2,644,419	4,126,946

Decrease (increase) in reserve for value of investment	(287,916)	(379,831)	1,151,113	1,679,933

Net income	1,009,983	1,402,835	3,358,547	5,437,426

Income allocated to general partner	130	181	433	701

Income allocated to limited partners	$1,009,853	$1,402,654	$3,358,114	$5,436,725

Income per unit of limited partnership interest (basic and diluted)

Net income	$130.27	$180.94	$433.19	$701.33

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

For the Nine Months Ended September 30, 2019

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	7,753	$119,968,973	$(111,721,586)	$34,336,816	$42,584,203
Net income for the period	-	-	-	3,358,114	3,358,114
Distribution paid	-	-	(3,101,000)	-	(3,101,000)

Balance, September 30, 2019	7,753	$119,968,973	$(114,822,586)	$37,694,930	$42,841,317

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	1	$10,000	$(26,364)	$3,419	$(12,945)
Net income for the period	-	-	-	433	433
Distribution paid	-	-	(400)	-	(400)

Balance, September 30, 2019	1	$10,000	$(26,764)	$3,852	$(12,912)

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows From Operating Activities:
Net income	$3,358,547	$5,437,426
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of investment	(2,644,419)	(4,126,946)
(Decrease) in reserve for value of investment	(1,151,113)	(1,679,932)
Depreciation and amortization	107,625	126,574
Net decrease in operating assets	(31,019)	(30,005)
Net (decrease) in accounts payable	(429,488)	(1,994)
Net increase in tenant security deposit	1,399	1,399
Net (decrease) increase in accrued expenses	(3,395,973)	363,849
Distributions from investment in Sentinel Omaha, LLC	8,400,000	-

Net cash provided by operating activities	4,215,559	90,371

Cash Flows From Investing Activities:
Capital additions to real estate owned	(398,692)	(158,494)

Net cash used in investing activities	(398,692)	(158,494)

Cash Flows From Financing Activities:
Distribution paid to partners	(3,101,400)	-
Repayment of loan payable	-	(32,714)

Net cash used in financing activities	(3,101,400)	(32,714)

Net change in cash and cash equivalents and cash in escrow	715,467	(100,837)

Cash and cash equivalents and cash in escrow at beginning of period	338,239	1,954,705

Cash and cash equivalents and cash in escrow at end of period	$1,053,706	$1,853,868

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

The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2018.

(2) INVESTMENTS IN REAL ESTATE

As of September 30, 2019, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at September 30, 2019 and December 31, 2018.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2019	12/31/2018

Industrial flex property	1	2002	60,345 sf	$6,108,551	$5,709,859

Less: Accumulated depreciation				(2,356,815)	(2,249,190)

Investment in real estate				$3,751,736	$3,460,669

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of September 30, 2019 and December 31, 2018:

	Level 3:	September 30,
	Significant	2019
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$47,793,033	$47,793,033
Reserve for fair value of investment	(9,558,611)	(9,558,611)

Total assets	$38,234,422	$38,234,422

	Level 3:	December 31,
	Significant	2018
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$53,548,614	$53,548,614
Reserve for fair value of investment	(10,709,724)	(10,709,724)

Total assets	$42,838,890	$42,838,890

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended September 30, 2019 and December 31, 2018:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2018	$50,106,432	$(12,526,608)	$37,579,824
Equity in net income of investment	5,842,182	-	5,842,182
Distribution from investment	(2,400,000)	-	(2,400,000)
Decrease in reserve	-	1,816,884	1,816,884
Balance at December 31, 2018	53,548,614	(10,709,724)	42,838,890
Equity in net income of investment	2,644,419	-	2,644,419
Distribution from investment	(8,400,000)		(8,400,000)
Decrease in reserve	-	1,151,113	1,151,113
Balance at September 30, 2019	$47,793,033	$(9,558,611)	$38,234,422

(4) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of September 30, 2019 owns six multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of September 30, 2019 and December 31, 2018 and the nine months ended September 30, 2019 and 2018.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2019	December 31, 2018

Investment in real estate, net	$218,800	$290,500
Other assets	17,482	13,960
Debt	(74,023)	(121,481)
Other liabilities	(2,948)	(4,484)
Members equity	$159,311	$178,495

	(Unaudited)	(Unaudited)
Statement of Operations	September 30, 2019	September 30, 2018

Rent and other income	$20,333	$25,739
Real estate operating expenses	(9,898)	(12,724)
Other expenses	(2,726)	(4,036)
Net realized gains	13,635	9,940
Net unrealized (losses)	(12,528)	(5,162)

Net increase in net assets	$8,816	$13,757

During the first quarter of 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds were used first to paying selling expenses and to pay off the mortgage securing each property. Remaining proceeds were used to fully retire the remaining balance of Omaha’s unsecured loan. Omaha was precluded from making distributions to its investors until its unsecured loan was paid in full. On October 16, 2018, following the retirement of the unsecured loan, Sentinel Omaha paid a distribution to the Partnership in the amount of $2,400,000. The Partnership used these funds to retire the Partnership’s unsecured loan at a discount. During the first nine months of 2019, Omaha sold its garden apartment property located in Independence, Missouri and its garden apartment property located in Columbus, Ohio. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s debt. During 2019, Omaha paid two distributions to its investors including an aggregate of $8,400,000 to the Partnership.

(5) ACCRUED EXPENSES

The Partnership, its general partner and the holder of the unsecured loan had entered into a Management Subordination Agreement accruing a portion of the investment management fee payable by the Partnership to its general partner so long as the unsecured loan remained outstanding. On October 4, 2018, the Partnership retired the unsecured loan. During the quarter ending June 30, 2019, Omaha paid distributions to the Partnership. A portion of the distributions was used to pay down the accrued expenses. As of September 30, 2019 and December 31, 2018, $12,344 and $3,408,317, respectively of investment management fees have been accrued and are included in accrued expenses on the balance sheet.

(6) DISTRIBUTION TO PARTNERS

On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution totaling $3,101,400 was paid on June 4, 2019.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

General

The consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Omaha’s portfolio as of January 1, 2019 consisted of eight garden apartment properties located in five markets. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant. On April 6, 2019, Omaha sold its garden apartment property in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. On May 6, 2019, Omaha sold its garden apartment property in Columbus, Ohio. Net sales proceeds were used to pay selling expenses and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s debt.

Results of Operations

Total revenues from continuing operations for the three months ended September 30, 2019 decreased $1,000 to approximately $280,000 as compared to approximately $281,000 for the three months ended September 30, 2018. Total revenues decreased due to a decrease in interest income partially offset by an increase in base rental income and other income. Interest income decreased due to a decrease in cash reserves. Base rental income increased $2,000 to approximately $190,000 for the three months ended September 30, 2019 as compared to the same period in 2018 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant.

The Registrant reported a net loss from operations of approximately $142,000 for the three months ended September 30, 2019, an increase of $26,000 as compared to a net loss from operations of approximately $116,000 for the same period in 2018. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The increase of loss from operations was primarily due to higher total expenses. Total expenses from operations for 2019 increased $24,000 to approximately $421,000 from approximately $397,000 in 2018, due primarily to an increase in management fee expense of $24,000 and an increase in repairs and maintenance expense of $12,000. This was partially offset by a decrease in administration expense of $6,000 and a decrease in professional fees expense of $6,000.

Total revenues from continuing operations for the nine months ended September 30, 2019 increased $5,000 to approximately $837,000 as compared to approximately $832,000 for the nine months ended September 30, 2018. Total revenues increased due to an increase in base rental income and other income. Base rental income increased $13,000 to approximately $569,000 for the nine months ended September 30, 2019 as compared to the same period in 2018 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant. Interest income decreased due to a decrease in cash reserves.

The Registrant reported a net loss from operations of approximately $437,000 for the nine months ended September 30, 2019, an increase of $68,000 as compared to a net loss from operations of approximately $369,000 for the same period in 2018. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The increase of loss from operations was due to higher total expenses partially offset by higher total revenue. Total expenses from operations for 2019 increased $73,000 to approximately $1,274,000 from approximately $1,201,000 in 2018, due primarily to an increase in management fee expense of $72,000, an increase in repairs and maintenance expenses of $7,000 and an increase in administration costs of $12,000. This increase was partially offset by a decrease in professional fee expense of $5,000, a decrease in depreciation expense of $12,000 and a decrease in amortization cost of $7,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets decreased $4,941,000 to approximately $8,816,000 for the nine months ended September 30, 2019 compared to net increase in net assets of approximately $13,757,000 for the same period in 2018. During 2018, Omaha sold its garden apartment property located in Asheville, North Carolina, its garden apartment property located in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including Registrant. During the first nine months of 2019, Omaha sold its garden apartment property located in Independence, Missouri and its garden apartment property located in Columbus, Ohio. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s debt. During the nine months ended September 30, 2019, Omaha reported a net decrease in the value of its remaining real estate portfolio of $2,600,000.

During 2018, the variable interest rates on Omaha loans increased as short term LIBOR rates increased. The one month LIBOR rate increased from an average of (1.4925%) during December 2017 to an average of (2.4582%) during December 2018. The one month LIBOR rate decreased to an average of (2.0432%) during September 2019. Fixed mortgage interest rates for multi-family properties of similar class and location as Omaha’s portfolio also increased during 2018 from an approximate range of 4.35% to 4.50% near the end of 2017 to 5.05% to 5.10% near the end of 2018. Fixed mortgage interest rates have decreased during 2019 to an average of 3.90% to 3.97% in September 2019. Although changes in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, increases in fixed and floating rates on commercial mortgage debt can have a negative impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

The investment in a 30% non-controlling interest is valued at a discount due to the lack of liquidity and ownership of a non-controlling (minority) interest. Registrant has reported a reserve on the value of Omaha on its books of 20% since September 30, 2018.

On April 11, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution was paid on September 4, 2019. On May 31, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $3,300,000. The distribution was used to pay accrued investment management fees and accrued expenses and to increase cash reserves of the Registrant.

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

Liquidity and Capital Resources

As of September 30, 2019, the Registrant had cash and cash equivalents of approximately $1,054,000. These balances are approximately $716,000 higher than cash and cash equivalents held on December 31, 2018. Cash and cash equivalents increased during the nine months ended September 30, 2019 due to distributions received from Omaha combined with cash flow generated from operating activities at Registrant’s wholly owned property. This increase was partially offset by a distribution paid to the partners and payments of accrued investment management fees and accrued expenses, payments to replace the roof at Registrant’s wholly owned property as well as partnership expenses paid.

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

Registrant pays the General Partner and an affiliate of the General Partner fees for services performed. A portion of the fees during 2011 to 2018 were accrued while Registrant’s unsecured loan was outstanding. Since the unsecured loan has been retired, Registrant was allowed to pay the accrued fees and current fees. On April 11, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution was paid on June 4, 2019. On May 31, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $3,300,000. The distribution was used to pay accrued investment management fees and accrued expenses and to increase cash reserves of the Registrant. Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current fees due to the General Partner and its affiliate. The Registrant has no debt except normal trade accounts payable and accrued investment management fees.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2019 increased $3,000 to approximately $278,000 as compared to approximately $275,000 for the three months ended September 30, 2018. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2019 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, decreased $6,000 for the three months ended September 30, 2019 to approximately $167,000 from approximately $173,000 for the three months ended September 30, 2018 due primarily to higher operating expenses partially offset by higher total revenues. Operating expenses were higher due to higher repairs and maintenance expense and real estate tax expense.

Total revenues for the nine months ended September 30, 2019 increased $18,000 to approximately $835,000 as compared to approximately $817,000 for the nine months ended September 30, 2018. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2019 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, increased $17,000 for the nine months ended September 30, 2019 to approximately $510,000 from approximately $493,000 for the nine months ended September 30, 2018 due primarily to higher total revenues. Operating expenses were flat due to lower depreciation expense partially offset by higher real estate tax expense and higher repairs and maintenance expenses.

Investment in Sentinel Omaha, LLC

Comparison of three months ended September 30, 2019 to September 30, 2018:

As of September 30, 2019, the Omaha portfolio consisted of six multi-family properties located in three markets. Omaha’s total revenues for the three months ended September 30, 2019 were approximately $6,220,000. Income before net unrealized losses was approximately $2,485,000. Major expenses included approximately $534,000 for interest expense, $615,000 for repairs and maintenance, $835,000 for payroll, and $767,000 for real estate taxes. Omaha reported net unrealized gains of approximately $2,313,000 resulting in a net increase in net assets of approximately $4,799,000. For the three months ended September 30, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,440,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2019. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2019. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended September 30, 2019 of $1,152,000.

As of September 30, 2018, the Omaha portfolio consisted of nine multi-family properties located in six markets Omaha’s total revenues for the three months ended September 30, 2018 were approximately $8,224,000. Income before net unrealized income and net realized gains was approximately $2,773,000. Major expenses included approximately $1,130,000 for interest expense, $750,000 for repairs and maintenance, $1,133,000 for payroll, and $1,061,000 for real estate taxes. Omaha reported net unrealized gains of approximately $3,558,000 resulting in a net increase in net assets of approximately $6,331,000. For the three months ended September 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $1,899,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended September 30, 2018. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended September 30, 2018 of $1,519,000.

Comparison of nine months ended September 30, 2019 to September 30, 2018:

Omaha’s total revenues for the nine months ended September 30, 2019 were approximately $20,333,000. Income before net unrealized losses and net realized gains was approximately $7,709,000. Major expenses included approximately $2,629,000 for interest expense, $1,743,000 for repairs and maintenance, $2,724,000 for payroll, and $2,187,000 for real estate taxes. Omaha reported net unrealized losses of approximately $12,528,000 and net realized gains of approximately $13,635,000 resulting in a net increase in net assets of approximately $8,816,000. For the nine months ended September 30, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $2,644,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2019. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2019. As a result, Registrant reported net income from equity interest in income of Omaha for the nine months ended September 30, 2019 of $3,796,000.

Omaha’s total revenues for the nine months ended September 30, 2018 were approximately $25,739,000. Income before net unrealized losses and net realized gains was approximately $8,979,000. Major expenses included approximately $3,961,000 for interest expense, $2,101,000 for repairs and maintenance, $3,364,000 for payroll, and $3,091,000 for real estate taxes. Omaha reported net unrealized losses of approximately $5,162,000 and net realized gains of approximately $9,940,000 resulting in a net increase in net assets of approximately $13,757,000. For the nine months ended September 30, 2018, the Registrant’s 30% equity interest in the income of Omaha was approximately $4,127,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for September 30, 2018. The reserve for value was adjusted in conjunction with recording the equity income for the nine months ended September 30, 2018. As a result, Registrant reported net equity in net increase in net assets of Omaha for the nine months ended September 30, 2018 of $5,807,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2019 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 13, 2019	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: November 13, 2019	By:	/s John H. Zoeller
John H. Zoeller
Chief Financial Officer