Form 10-K
period 2019-12-31
SB PARTNERS
filed 2020-03-26
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2019

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

Units of Limited Partnership Interests
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those sections. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer       ☐ Accelerated Filer        ☒ Non-Accelerated Filer          ☐ Smaller Reporting Company

☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2019, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2019 owns six multifamily properties in three markets. Omaha is an affiliate of the Registrant’s general partner.

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

Recent Developments and Real Estate Investment Factors

Due to the COVID-19 outbreak, Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha’s debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2019.

Omaha’s portfolio consists exclusively of older multi-family properties located in secondary and tertiary markets. During 2019 and 2018, physical and economic occupancy remained stable at most of Omaha’s properties. However average net rental income increased at a slower rate of 1.8% for 2019 and 1.7% for 2018 (see Item 2. Properties). All of Omaha’s property mortgage loans pay interest based on floating interest rates. During 2018 the floating rates on these loans increased as short term LIBOR rates and various bond index rates increased as their rates are based on one month LIBOR or bond index rates. During 2018, Omaha sold its garden apartment property in Asheville, North Carolina and its garden apartment property in Fresno, California. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its high rise apartment property located in Omaha, Nebraska to further pay down Omaha’s overall debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including the Registrant. On October 16, 2018 Sentinel Omaha paid distributions to its members including $2,400,000 to Registrant. During 2018 Omaha also sold its high rise apartment property located in Omaha, Nebraska. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s overall debt. During 2019, Omaha sold its garden apartment property located in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Also during 2019, Omaha sold its garden apartment property located in Columbus, Ohio. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt.

On April 11, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution was paid on June 4, 2019. On May 31, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $3,300,000. The distribution was used to pay accrued investment management fees and accrued expenses, and to increase cash reserves of the Registrant.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2019 Omaha reported an increase of $9,500,000 (4.3%) in the value of its portfolio over the same properties as of the year ended December 31, 2018. The total real estate portfolio value of $230,900,000 as of December 31, 2019 consists of the same properties which made up Omaha’s portfolio as of December 31, 2018 with the exception of the two properties sold during 2019 as referred to above. Registrant as of the year ended December 31, 2017 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2017 less a 25% reserve for possible unforeseen disruptions in the property and capital markets. As a result of the overall increase in Omaha’s real estate values and the further pay down of its unsecured bank loan, Registrant reduced the reserve of Omaha’s equity value from 25% to 20% as of March 31, 2018. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity.

As noted above, all of Omaha’s property mortgage loans use floating rates based on one month LIBOR rates plus the credit spread or based on various bond index rates. During 2019 the floating rates on Omaha loans decreased as short term LIBOR rates and bond index rates decreased. Fixed mortgage loan interest rates for multi-family properties of similar class and location as Omaha’s portfolio increased during 2018 from an approximate range of 4.35% to 4.50% in early 2018 to 5.05% to 5.10% near the end of 2018. Fixed mortgage loan interest rates decreased to an approximate range of 3.45% to 3.82% near the end of 2019. Although changes in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, changes in fixed and floating rates on commercial mortgage debt can have an impact on capitalization rates and the sales prices Omaha may achieve in the future. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2020 as compared to 2019.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease expires October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant defaulted the Registrant would have no internal source of funds until the space is released to a new tenant or Registrant receives distributions from Omaha.

Registrant’s total outstanding debt at December 31, 2017 consisted of a bank loan (“Loan”) with a bank (“Holder”) with a balance of $5,726,590. On October 4, 2018, Registrant and the Holder of the Loan executed a Discounted Payoff Agreement (“Payoff Agreement”) whereby Registrant made a one-time payment of $4,000,000 on October 19, 2018 to retire and fully satisfy the balance of the Loan of $5,693,876 at a discount. The source of funds to retire the Loan was a distribution from Sentinel Omaha, LLC of $2,400,000, cash escrow held by the Holder of approximately $510,000 and the remainder from partnership cash reserves to total $4,000,000. The payoff of $4,000,000 to satisfy the Loan is less than the outstanding balance of the Loan in the amount of $5,693,876. The difference of $1,693,876 was recorded as gain on extinguishment of debt. The Registrant has no other debt except normal trade accounts payable and a security deposit held for the tenant leasing the space at the Maple Grove property.

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

Covid-19

Due to the COVID-19 outbreak, Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha’s debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2019.

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

Risks of Liability and Loss

The development and ownership of real estate may result in liability to third parties due to conditions existing on a property which may result in injury. In addition, real estate may suffer a loss in value due to casualties such as fire or natural disaster. Such liability or loss may be uninsurable in some circumstances, such as a loss caused by the presence of mold or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate the Registrant for the value lost.

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

Tax Matters

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act is a complex revision to U.S. federal income tax laws with various impacts on different categories of taxpayers and industries. The long term impact of the Act on the overall economy, the real estate industry, the Registrant, and the Unit holders cannot be reliably predicted at this time. Unit holders are urged to consult their own tax advisors with respect to the tax consequences arising under the federal law (including the Act) and the laws of any state, municipality or other taxing jurisdiction, including tax consequences arising from such Unit holders own tax characteristics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2019 is as follows:

		Description			Acquisition	Percent	Occupancy at	Mortgage
Property	Location	Sq. Ft.	Units	Acres	Date	Ownership	12/31/2019	Payable

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0
Eagle Lake Business Center IV is 100% leased to a single tenant whose lease expires October 31, 2024.

Investment in Sentinel Omaha LLC:
6 garden apartment properties	3 U.S. markets	n/a	1,924	n/a	Sept. 07	30%	95%	n/a

Additional information regarding properties owned by the Registrant:

	2019	2018	2017	2016	2015

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
435 Park Court (c)(e)	n/a	n/a	n/a	n/a	100.00%
Investment in Sentinel Omaha, LLC (d)	95.00%	92.00%	92.00%	91.00%	93.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (f)	$19	$18	$18	$18	$17
435 Park Court (c) (e) (f)	n/a	n/a	n/a	n/a	$6
Investment in Sentinel Omaha, LLC (d) (g)	$11,162	$10,968	$10,126	$10,012	$9,474

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2019 was 2,128.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant paid a distribution during 2019 to Unit holders of record as of June 1, 2019 in the amount of $400 for each Unit owned. Registrant did not declare a distribution for 2018 or 2017. Cumulative distributions since inception have totaled $114,849,350. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.

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

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,131	$1,110	$1,081	$1,059	$1,016
Operating Expenses, Less Depreciation and Amortization	(1,559)	(1,468)	(1,418)	(1,412)	(1,834)
Depreciation and Amortization	(146)	(171)	(179)	(179)	(161)

Loss from Operations	(574)	(529)	(516)	(532)	(979)
Equity in Net Income of Investment	6,829	5,842	11,320	9,895	22,142
Reserve for Value of Investment	314	1,817	1,048	870	(7,696)

Income from Continuing Operations	6,569	7,130	11,852	10,233	13,467

Income from Discontinued Operations	-	-	-	-	401
Gain on Extinguishment of Debt	-	1,694	-	-	-
Gain on Sale of Investments in Real Estate	-	-	-	-	3,569

Net Income	$6,569	$8,824	$11,852	$10,233	$17,437

Income from Continuing Operations per Unit of Partnership Interest:	$847	$920	$1,529	$1,320	$1,737

Income from Discontinued Operations per Unit of Partnership Interest:	$-	$-	$-	$-	$52

Gain on Extinguishment of Debt per Unit of Partnership Interest:	$-	$218	$-	$-	$-

Distributions paid per Unit of Partnership Interest	$400	$-	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,746	$3,461	$3,467	$3,559	$3,716
Investment in Sentinel Omaha, LLC, net	$41,582	$42,839	$37,580	$25,211	$14,446
Total Assets	$46,324	$46,646	$43,008	$30,606	$20,083
Loan Payable	$-	$-	$5,719	$5,731	$5,936
Partners' Equity	$46,040	$42,571	$33,748	$21,895	$11,662

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2019, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2019 owns six multifamily properties in three markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2019.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is leased 100% to a single tenant whose lease expires October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Sentinel Omaha LLC’s portfolio consists of six garden apartment properties. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

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

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. During the twelve months ended December 31, 2018, Omaha sold its garden apartment property in Asheville, North Carolina, its garden apartment property in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s debt. Retirement of the unsecured loan removed certain restrictions placed on Omaha by the lender including making distributions to its members including Registrant. On October 16, 2018 Sentinel Omaha paid distributions totaling $8,000,000 to its members including $2,400,000 to Registrant. During 2019, Omaha sold its garden apartment property located in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Also during 2019, Omaha sold its garden apartment property located in Columbus, Ohio. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During 2019, Omaha paid distributions totaling $28,000,000 to its members including $8,400,000 to Registrant. For the year ended December 31, 2019 Omaha reported an increase of $9,500,000 in the value of its portfolio over the same properties as of the year ended December 31, 2018. The total real estate portfolio value of $230,900,000 as of December 31, 2019 consists of the same properties which made up Omaha’s portfolio as of December 31, 2018 less the two properties sold during 2019. As of December 31, 2018, the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2018 less a 20% reserve. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. The Partnership continues to report a reserve on the value of Omaha on its books of 20% as of December 31, 2019.

For the year ended December 31, 2019, Omaha reported net investment income of $10,495,319 of which the Registrant’s interest was $3,148,596. In addition, Omaha reported net unrealized depreciation of real estate properties and interest rate protection agreements of $1,366,240 of which Registrant’s interest was $409,872 for 2019. Also Omaha reported net realized gain on the sale of two real estate properties of $13,634,547 of which the Registrant’s interest was $4,090,364.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 is intended to improve fair value measurement disclosures by removing, modifying, and/or adding certain disclosures and is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Partnership does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements or disclosures.

CONTRACTUAL OBLIGATIONS

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, Registrant had cash and cash equivalents of approximately $988,000 as compared to approximately $338,000 as of December 31, 2018. Cash and cash equivalents increased during the year ended December 31, 2019 primarily due to distributions received from Omaha combined with cash flow generated from operating activities at Registrant’s wholly owned property. This increase was partially offset by a distribution paid to the partners and payments of accrued investment management fees and accrued expenses, payments to replace the roof at Registrant’s wholly owned property as well as partnership expenses paid.

As of December 31, 2019, Registrant’s only consistent source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the property’s operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2019 Omaha reported an increase of $9,500,000 in the value of its portfolio over the same properties as of the year ended December 31, 2018. The total real estate portfolio value of $230,900,000 as of December 31, 2019 consists of the same properties which made up Omaha’s portfolio as of December 31, 2018 with the exception of the two properties sold during 2019. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.4% in 2019. Registrant may still require a longer time period to replace the tenant at its property should a default ocur and the space become vacant.

Registrant pays the General Partner and an affiliate of the General Partner fees for services performed. A portion of the fees during 2011 to 2018 were accrued while Registrant’s unsecured loan was outstanding. Since the unsecured loan had been retired in 2018, Registrant was allowed to pay the accrued fees and current fees. On April 11, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $5,100,000. On April 16, 2019, the general partner declared a distribution of $400 per full unit for all partners holding units or participations on May 31, 2019. The distribution was paid on June 4, 2019. On May 31, 2019, Sentinel Omaha paid a distribution to Registrant in the amount of $3,300,000. The distribution was used to pay accrued investment management fees and accrued expenses and to increase cash reserves of the Registrant. Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current fees due to the General Partner and its affiliate. The Registrant has no debt except normal trade accounts payable and a security deposit held for the tenant at Registrant’s wholly owned property.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2019 VS. 2018

Total revenues from operations increased $21,000 to approximately $1,131,000 in 2019 from approximately $1,110,000 in 2018 primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income increased slightly due to an increase in real estate tax reimbursement while interest income decreased due to a decrease in cash reserves available for investment.

The Registrant reported a net loss from operations of approximately $574,000 in 2019, an increase of the loss of $45,000 as compared to a net loss from operations of approximately $529,000 in 2018. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The increase of loss from operations was due to higher operating expenses partially offset by higher total revenues. Total expenses from operations for 2019 increased $65,000 to approximately $1,705,000 from approximately $1,640,000 in 2018, due to increases in investment fees, real estate taxes and administrative expenses partially offset by decreases in depreciation expense, repairs and maintenance expense and deferred financing costs.

Omaha reports its investments in real estate properties on a fair value basis. During 2019, Omaha sold its garden apartment property located in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Also during 2019, Omaha sold its garden apartment property located in Columbus, Ohio. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During 2019, Omaha paid distributions totaling $28,000,000 to its members including $8,400,000 to Registrant. For the year ended December 31, 2019 Omaha reported an increase of $9,500,000 in the value of its portfolio over the same properties as of the year ended December 31, 2018. The total real estate portfolio value of $230,900,000 as of December 31, 2019 consists of the same properties which made up Omaha’s portfolio as of December 31, 2018 less the two properties sold during 2019.

Equity in net income of investment increased $987,000 to an income of approximately $6,829,000 for 2019 compared to income of approximately $5,842,000 for 2018. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2020 as compared to 2019. All of Omaha’s property mortgage loans and banks loans use floating rates based on one month LIBOR rates plus the credit spread or based on bond index rates. During 2019 the floating rates on Omaha loans decreased as short term LIBOR rates and bond index rates decreased.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $33,000, to approximately $1,127,000 in 2019 compared with approximately $1,094,000 in 2018. Net income, which includes deductions for depreciation, increased $58,000 to approximately $690,000 in 2019 from approximately $632,000 in 2018. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was due to higher rental income combined with higher other income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income increased from 2018 to 2019 due to an increase in real estate tax reimbursement. The increase in net income was due to the increase in revenues combined with the decrease in operating expenses. The decrease in operating expenses was primarily due to decreases in repairs and maintenance of $13,000 and depreciation of $18,000.

According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.4% in 2019.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2019, Omaha sold its garden apartment property located in Independence, Missouri. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Also during 2019, Omaha sold its garden apartment property located in Columbus, Ohio. Net sales proceeds were used to first pay selling expenses. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During 2019, Omaha paid distributions totaling $28,000,000 to its members including $8,400,000 to Registrant. For the year ended December 31, 2019 Omaha reported an increase of $9,500,000 in the value of its portfolio over the same properties as of the year ended December 31, 2018. The total real estate portfolio value of $230,900,000 as of December 31, 2019 consists of the same properties which made up Omaha’s portfolio as of December 31, 2018 less the two properties sold during 2019.

Omaha reported total revenues for 2019 of approximately $26,602,000. Net investment income before net unrealized appreciation was $10,495,000. Major expenses included $3,101,000 of interest expense, $2,443,000 for repairs and maintenance, $3,429,000 for payroll and $2,789,000 for real estate taxes. In addition, Omaha reported a net unrealized depreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $1,366,000. Also Omaha reported net realized gain on the sale of two real estate properties of $13,635,000. For the year ended December 31, 2019, the Registrant’s equity interest in the income of Omaha was approximately $6,829,000.

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

Investments

During 2018 Omaha sold its garden apartment property located in Asheville, North Carolina, its garden apartment property located in Fresno, California and its high rise apartment property located in Omaha, Nebraska. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s unsecured loan and were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Columbus, Ohio to further pay down Omaha’s overall debt.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item, together with the Report of Independent Registered Public Accounting Firm thereon, are contained herein on pages 23 through 37 of this Annual Report on Form 10-K.

Supplementary financial information required by this item is contained herein on pages 38 through 39 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A . CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2019 that could significantly affect those controls subsequent to the date of evaluation.

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

Our evaluation of internal control over financial reporting includes using the COSO 2013 framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	77	Director

Millie C. Cassidy	74	President & Director

George N. Tietjen III	59	Chief Executive Officer

Martin Cawley	63	Vice President

Leland J. Roth	56	Treasurer & Director

John H. Zoeller	60	Chief Financial Officer

Mr. Streicker joined the General Partner in May 1976. He has been a Director since April 1984. He is Chairman of SHC and its parent company, The Sentinel Corporation.

Ms. Cassidy joined the General Partner in August 1982. She has been a Director of the General Partner since March 1988. She is President of SHC and its parent company, The Sentinel Corporation.

Mr. Tietjen joined the General Partner in 1990 and served as its Chief Accounting Officer until 2006 and Chief Financial Officer and Treasurer from 2004 to 2007. He is a certified public accountant with over 35 years of real estate related financial, management, accounting and reporting experience.

Mr. Cawley joined the General Partner in 1994. He is the regional manager responsible for commercial property transactions and management.

Mr. Roth joined the General Partner in 1994 and serves as its treasurer. He is a certified public accountant with over 34 years of real estate related financial, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 38 years of real estate related financial, accounting and reporting experience.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2019, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2019, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,921.0 Units of Limited Partnership Interest, representing 50.6% of the outstanding number of Units on December 31, 2019. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on September 5, 2019, when the total number of Units held reached 50% of the outstanding number of Units.

(c)	During the year ended December 31, 2019, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $1,007,137, $911,615 and $888,325 for the years ended December 31, 2019, 2018, and 2017, respectively. Of the amounts earned in 2018 and 2017 $485,374 and $462,086, respectively had been accrued while the obligations under the Loan agreement were outstanding. The accrued amounts totaled $3,408,317 and were included in accrued expenses on the balance sheet as of December 31, 2018. Since the Loan has been retired, Registrant was allowed to pay the accrued fees and current fees. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2019, 2018 or 2017.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $56,734, $55,409 and $54,311 in 2019, 2018, and 2017, respectively.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2019. On July 26, 2018, Registrant and the tenant executed an extension of the lease to October 31, 2024. An affiliate of the General Partner was paid a leasing commission of $158,494 for the lease extension.

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2019, 2018 and 2017 were $54,000 each year.

During 2019 the Partnership had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2019, 2018 and 2017, the Registrant’s equity interest in the net income of Omaha was approximately $6,829,000, $5,842,000 and $11,320,000, respectively.

Reference is made to Items 10 and 11, and Notes 3, 5, 6 and 9 in the consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees.  The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $99,000 for each of the years ended December 31, 2019 and 2018, respectively.

2.

Audit-Related Fees.  No fees were billed by the principal accountant during the years ended December 31, 2019 and 2018 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees.  The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2019 and 2018, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2019 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)

Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 23. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

 (b)     Exhibits -

Exhibit
No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2019

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

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 26, 2020	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 26, 2020	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 26, 2020
George N. Tietjen III

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	March 26, 2020
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2019 and 2018	25

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	26

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017	27

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	28

Notes to Consolidated Financial Statements	29 – 37

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019	38 - 39

Report of Independent Registered Public Accounting Firm

To the Partners of SB Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule of Real Estate and Accumulated Depreciation as of December 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF O'Connor Davies, LLP

We have served as the Partnership’s auditor since 2006.

Shelton, Connecticut

March 26, 2020

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,239,859
Less - accumulated depreciation	(2,395,451)	(2,249,190)
	3,745,650	3,460,669

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,395,545 and $10,709,724 at December 31, 2019 and 2018, respectively	41,582,157	42,838,890
	45,327,807	46,299,559

Other Assets -
Cash and cash equivalents	987,624	338,239
Other	8,743	7,789

Total assets	$46,324,174	$46,645,587

Liabilities:
Accounts payable	$177,596	$561,800
Tenant security deposit	107,010	104,212
Accrued expenses	-	3,408,317

Total liabilities	284,606	4,074,329

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	46,052,066	42,584,203
General partner - 1 unit	(12,498)	(12,945)

Total partners' equity	46,039,568	42,571,258

Total liabilities and partners' equity	$46,324,174	$46,645,587

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$1,126,745	$1,094,278	$1,073,958
Interest income	4,739	16,178	7,177

Total revenues	1,131,484	1,110,456	1,081,135

Expenses:
Real estate operating expenses	304,542	304,672	281,796
Amortization of deferred financing costs	-	7,280	21,839
Depreciation	146,261	164,344	157,520
Real estate taxes	129,556	121,868	123,525
Management fees	1,007,137	911,615	888,325
Other	117,545	129,967	124,329

Total expenses	1,705,041	1,639,746	1,597,334

Loss from operations	(573,557)	(529,290)	(516,199)

Equity in net income of investment	6,829,088	5,842,182	11,320,037

Decrease in reserve for value of investment	314,179	1,816,884	1,048,630

Income from continuing operations	6,569,710	7,129,776	11,852,468

Gain on extinguishment of debt	-	1,693,876	-

Net income	6,569,710	8,823,652	11,852,468

Income allocated to general partner	847	1,138	1,529

Income allocated to limited partners	$6,568,863	$8,822,514	$11,850,939

Income per unit of limited partnership interest (basic and diluted)

Income from continuing operations	$847.38	$919.62	$1,528.76

Gain on extinguishment of debt	$-	$218.48	$-

Net income	$847.38	$1,138.10	$1,528.76

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2019, 2018 and 2017

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	7,753	$119,968,973	$(111,721,586)	$13,663,363	$21,910,750
Net income for the year	-	-	-	11,850,939	11,850,939
Balance, December 31, 2017	7,753	119,968,973	(111,721,586)	25,514,302	33,761,689
Net income for the year	-	-	-	8,822,514	8,822,514
Balance, December 31, 2018	7,753	119,968,973	(111,721,586)	34,336,816	42,584,203
Net income for the year	-	-	-	6,568,863	6,568,863
Distribution paid	-	-	(3,101,000)	-	(3,101,000)
Balance, December 31, 2019	7,753	$119,968,973	$(114,822,586)	$40,905,679	$46,052,066

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2017	1	$10,000	$(26,364)	$752	$(15,612)
Net income for the year	-	$-	$-	$1,529	1,529
Balance, December 31, 2017	1	10,000	(26,364)	2,281	(14,083)
Net income for the year	-	$-	$-	$1,138	1,138
Balance, December 31, 2018	1	10,000	(26,364)	3,419	(12,945)
Net income for the year	-	-	-	847	847
Distribution paid	-	-	(400)	-	(400)
Balance, December 31, 2019	1	$10,000	$(26,764)	$4,266	$(12,498)

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017

Cash Flows From Operating Activities:
Net income	$6,569,710	$8,823,652	$11,852,468
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	-	(1,693,876)	-
Equity in net (income) of investment	(6,829,088)	(5,842,182)	(11,320,037)
(Decrease) in reserve for value of investment	(314,179)	(1,816,885)	(1,048,630)
Depreciation and amortization	146,261	171,624	179,359
Net (increase) decrease in other assets	(954)	(770)	344
Net (decrease) increase in accounts payable	(384,204)	45,007	97,038
Net increase in tenant security deposit	2,798	2,798	2,798
Net (decrease) increase in accrued expenses	(3,408,317)	485,374	462,086
Distributions from investment in Sentinel Omaha, LLC	8,400,000	2,400,000	-

Net cash provided by operating activities	4,182,027	2,574,742	225,426

Cash Flows From Investing Activities:
Capital additions to real estate owned	(431,242)	(158,494)	(65,180)

Net cash used in investing activities	(431,242)	(158,494)	(65,180)

Cash Flows From Financing Activities:
Distribution paid to partners	(3,101,400)	-	-
Repayment of loan payable	-	(4,032,714)	(33,883)

Net cash used in financing activities	(3,101,400)	(4,032,714)	(33,883)

Net change in cash and cash equivalents and cash in escrow	649,385	(1,616,466)	126,363

Cash and cash equivalents and cash in escrow at beginning of period	338,239	1,954,705	1,828,342

Cash and cash equivalents and cash in escrow at end of period	$987,624	$338,239	$1,954,705

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

(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2019 is estimated to be fully realizable.

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

The Partnership has elected to classify distributions received from equity method investees using the cumulative earnings approach. Accordingly, distributions received from equity method investees are classified as cash inflows from operating activities on the accompanying Consolidated Statements of Cash Flows.

(i)

Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less. Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants. The Partnership’s lease at the industrial flex property is comprised of both fixed and variable income. Fixed lease income includes base rent and is recognized on a straight-line basis over the term of the lease. The industrial flex property lease also contains provisions for the reimbursement of the tenant’s share of real estate taxes, insurance, and common area maintenance (CAM) costs (collectively, “Recoverable Costs”) incurred. This variable lease income is recognized in the period in which the related expenses are incurred and is included in rental income in the accompanying Consolidated Statements of Operations. See Note 2.

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

(2) RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-2, Leases (ASU 2016-2), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term on their balance sheet. The accounting for lessors remained largely unchanged from existing standards; however ASU 2016-02 narrowed the definition of initial direct lease costs and resulted in certain lease procurement costs, which were previously capitalized, be expensed as incurred. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements (ASU 2018-11), which provided entities with relief from the costs of implementing certain aspects of ASU 2016-2, including a transition option that permitted the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Partnership adopted ASU 2016-02 and ASU 2018-11 (collectively, “ASC Topic 842”) on January 1, 2019.

In connection with the adoption of ASC Topic 842, the Partnership elected the practical expedient concerning the treatment of CAM costs. CAM is a non-lease component of the lease contract under ASC 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from rental income based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenant for CAM reimbursements per the term of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenant’s use of the underlying lease asset, the Partnership elected, under the practical expedient, to combine CAM and other Recoverable Costs with the remaining lease components, and recognize them together as rental income in the accompanying Consolidated Statements of Operations.

The following table provides a disaggregation of rental income recognized by the Partnership for each of the three years in the period ended December 31, 2019:

	2019	2018	2017
Operating lease income:
Fixed lease income (Base Rent)	$772,617	$746,115	$724,140
Variable lease income (Recoverable Costs)	354,128	348,163	349,818

Total Rental Income	$1,126,745	$1,094,278	$1,073,958

Because the standard for lessors remained largely unchanged from the previous guidance, the adoption of ASC Topic 842 did not have a material impact on the Partnership’s consolidated financial statements.

(3) INVESTMENT MANAGEMENT AGREEMENT

The Partnership entered into a management agreement with the General Partner. Under the terms of this agreement, the General Partner is responsible for the acquisition, management and disposition of all investments, as well as performance of the day-to-day administrative operations and provision of office space for the Partnership.

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,007,137, $911,615 and $888,325 for the years ended December 31, 2019, 2018, and 2017, respectively. Of the amounts earned in 2018 and 2017, $485,375 and $462,086, respectively had been accrued while the obligations under the Loan Agreement were outstanding. The accrued amounts totaled $3,408,317 and were included in accrued expenses on the balance sheet as of December 31, 2018. Since the Loan has been retired, the Partnership is allowed to pay the accrued fees and current fees. During 2019 the accrued fees were paid from cash flow from property operations and distributions from Omaha. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2019, 2018 or 2017.

(4) INVESTMENTS IN REAL ESTATE

During 2019 and 2018 the Partnership owned an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2019 and 2018:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/19	12/31/18

Industrial flex property	1	2002	60,345 sf	$6,141,101	$5,709,859

Less: accumulated depreciation				(2,395,451)	(2,249,190)

Net book value				$3,745,650	$3,460,669

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2019 and 2018:

	Level 3:
	Significant
	Unobservable	2019
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$51,977,702	$51,977,702
Reserve for fair value of investment	(10,395,545)	(10,395,545)

Total assets	$41,582,157	$41,582,157

	Level 3:
	Significant
	Unobservable	2018
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$53,548,614	$53,548,614
Reserve for fair value of investment	(10,709,724)	(10,709,724)

Total assets	$42,838,890	$42,838,890

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2018	$50,106,432	$(12,526,608)	$37,579,824
Equity in net income of investment	5,842,182	-	5,842,182
Distribution from investment	(2,400,000)		(2,400,000)
Decrease in reserve	-	1,816,884	1,816,884
Balance at December 31, 2018	53,548,614	(10,709,724)	42,838,890
Equity in net income of investment	6,829,088	-	6,829,088
Distribution from investment	(8,400,000)	-	(8,400,000)
Decrease in reserve	-	314,179	314,179
Balance at December 31, 2019	$51,977,702	$(10,395,545)	$41,582,157

As of December 31, 2018 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2018 less a 20% reserve. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. The Partnership will continue to report a reserve on the value of Omaha on its books of 20% as of December 31, 2019.

For the year ended December 31, 2019 Sentinel Omaha reported a 4.3% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2019 as compared to 2018. As noted above, all of Omaha’s property mortgage loans use floating rates based on either one month LIBOR rates plus the credit spread or a bond index rates.

During 2019 the floating rates on Omaha loans decreased as short term LIBOR rates and bond index rates decreased. Mortgage interest rates may change in 2020 if the U.S. Federal Reserve makes changes to the Federal Funds Rate. Although changes in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, changes in fixed and floating rates on commercial mortgage debt can have an impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2019 owns six multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019:

Balance Sheet	2019	2018

Investment in real estate properties, at fair value	$230,900	$290,500
Other assets	19,825	13,960
Debt	(73,892)	(121,481)
Other liabilities	(3,574)	(4,484)
Members' equity	$173,259	$178,495

Statement of Operations	2019	2018	2017

Rent and other income	$26,602	$33,786	$41,488
Real estate operating expenses	(12,618)	(16,189)	(20,230)
Other expenses	(3,489)	(5,705)	(7,106)
Net unrealized (losses) gains	(1,366)	488	44,074
Net realized gain (losses)	13,635	7,094	(20,492)

Net increase in net assets	$22,764	$19,474	$37,734

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

The mortgage notes payable are all variable rate loans at December 31, 2019; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2019 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)
Investment in real estate properties	$230,900	Discounted cash flows (DCF)	Discount rate	7.50%	-	7.75%	(7.53%)

			Capitalization rate	5.50%	-	5.75%	(5.53%)

			DCF Term (years)		10

(7) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Income per	Equity in Net
	Continuing		Unit of Limited	Income of
Year ended December 31, 2019	Operations	Net Income	Partnership Interest	Investment

First Quarter	$278,356	$189,419	$24.43	$408,908
Second Quarter	278,993	2,159,145	278.49	795,927
Third Quarter	279,769	1,009,983	130.27	1,439,584
Fourth Quarter	294,366	3,211,163	414.19	4,184,669

Year ended December 31, 2018

First Quarter	$273,781	$3,268,374	$421.56	$1,111,737
Second Quarter	277,069	766,217	98.83	1,116,053
Third Quarter	280,790	1,402,835	180.94	1,899,156
Fourth Quarter	278,816	3,386,226	436.77	1,715,236

(8) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income for financial reporting purposes to net income (loss) for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2019	2018	2017

Net income for financial reporting purposes	$6,569,710	$8,823,652	$11,852,468

Difference between tax and financial statement equity in net income/ loss of investment	4,175,809	2,807,300	(12,538,521)

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	(3,734,253)	525,375	502,085

Difference between tax and financial statement depreciation	8,712	13,429	7,788

Net income (loss) for Federal income tax reporting purposes	$7,019,978	$12,169,756	$(176,180)

Net ordinary income (loss) for Federal income tax reporting purposes	$(1,173,621)	$4,745,461	$1,681,612
Net capital (Sec. 1231) gain (loss) for Federal income tax reporting purposes	8,193,599	7,424,295	(1,857,792)

	$7,019,978	$12,169,756	$(176,180)

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2019 and 2018, the tax bases of the Partnership's assets and liabilities were approximately $46,324,174 and $46,360,757 of assets, and $277,606, and $4,074,329 of liabilities, respectively.

(9) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2019, 2018 and 2017 billings to the Partnership amounting to $56,734, $55,409 and $54,311, respectively, and are included in real estate operating expenses.

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant whose lease was scheduled to expire July 31, 2019. On July 26, 2018, the Partnership and the tenant executed an extension of the lease to October 31, 2024. An affiliate of the General Partner was paid a leasing commission of $158,494 for the lease extension.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2019, 2018 and 2017 were $54,000 each year.

During 2019 the Partnership had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.

(11) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2019 are $809,634 for 2020, $833,922 for 2021, $858,940 for 2022, $884,709 for 2023 and $755,600 for 2024. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager. In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

(12) SUBSEQUENT EVENTS

Due to the COVID-19 outbreak, the Partnership and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha’s debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2019.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019

Column A	Column B	Column C			Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$1,427,716

Column A	Column E			Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,671,101	$6,141,101	$2,395,451

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2019

Column A	Column G	Column H	Column I

Life on which
Depreciation in
Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed (years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2019	2018	2017

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$5,709,859	$5,551,365	$5,486,185
Additions -
Cost of improvements	431,242	158,494	65,180

Deductions -
Sales	0	0	0

Balance at end of year	$6,141,101	$5,709,859	$5,551,365

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$2,249,190	$2,084,846	$1,927,326
Additions -
Depreciation expense for the year	146,261	164,344	157,520

Deductions -
Sales	0	0	0

	$2,395,451	$2,249,190	$2,084,846

(c) Aggregate cost basis for Federal income tax reporting purposes	$5,648,218	$5,216,980	$5,216,980

(d) Accumulated depreciation for Federal income tax reporting purposes	$2,299,877	$2,184,074	$2,070,468