Form 10-Q
period 2020-03-31
SB PARTNERS
filed 2020-05-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

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

☐ large accelerated filer     ☐ accelerated filer   ☒ non-accelerated filer     ☐ small reporting company   ☐ emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020 (Unaudited)	2019 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,671,101
Less - accumulated depreciation	(2,436,578)	(2,395,451)
	3,704,523	3,745,650

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,492,441 and $10,395,545 at March 31, 2020 and December 31, 2019, respectively	41,969,738	41,582,157
	45,674,261	45,327,807

Other Assets -
Cash and cash equivalents	890,447	987,624
Other	5,066	8,743

Total assets	$46,569,774	$46,324,174

Liabilities:
Accounts payable	$172,837	$177,596
Tenant security deposit	107,010	107,010

Total liabilities	279,847	284,606

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	46,302,393	46,052,066
General partner - 1 unit	(12,466)	(12,498)

Total partners' equity	46,289,927	46,039,568

Total liabilities and partners' equity	$46,569,774	$46,324,174

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$293,365	$278,317
Interest income	-	39

Total revenues	293,365	278,356

Expenses:
Real estate operating expenses	70,414	65,908
Depreciation	41,127	35,875
Real estate taxes	35,393	31,959
Management fees	252,998	252,254
Other	30,655	30,064

Total expenses	430,587	416,060

Loss from operations	(137,222)	(137,704)

Equity in net income of investment	484,477	408,908

(Increase) in reserve for value of investment	(96,896)	(81,785)

Net income	250,359	189,419

Income allocated to general partner	32	24

Income allocated to limited partners	$250,327	$189,395

Income per unit of limited partnership interest (basic and diluted)

Net income	$32.29	$24.43

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended March 31, 2020

Limited Partners:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2020	7,753	$119,968,973	$(114,822,586)	$40,905,679	$46,052,066
Net income for the period	-	-	-	250,327	250,327
Balance, March 31, 2020	7,753	$119,968,973	$(114,822,586)	$41,156,006	$46,302,393

General Partner:

	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2020	1	$10,000	$(26,764)	$4,266	$(12,498)
Net income for the period	-	-	-	32	32
Balance, March 31, 2020	1	$10,000	$(26,764)	$4,298	$(12,466)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities:
Net income	$250,359	$189,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) of investment	(484,477)	(408,908)
Increase in reserve for value of investment	96,896	81,785
Depreciation	41,127	35,875
Net decrease in other assets	3,677	3,324
Net (decrease) in accounts payable	(4,759)	(11,555)
Net increase in accrued expenses	-	145,694

Net cash provided by (used in) operating activites and net change in cash and cash equivalents	(97,177)	35,634

Cash and cash equivalents at beginning of period	987,624	338,239

Cash and cash equivalents at end of period	$890,447	$373,873

See notes to consolidated financial statements

SB PARTNERS

Notes to Consolidated Financial Statements (Unaudited)

(1)	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2019.

(2)	COVID-19

Due to the COVID-19 outbreak, the Partnership and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at March 31, 2020.

(3)	COMMON AREA MAINTENANCE REIMBURSEMENTS

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

The following table provides a disaggregation of rental income recognized by the Partnership for the three months ended March 31, 2020 and 2019:

	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$201,401	$189,785
Variable lease income (Recoverable Costs)	91,964	88,532

Total Rental Income	$293,365	$278,317

(4)	INVESTMENTS IN REAL ESTATE

As of March 31, 2020, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at March 31, 2020 and December 31, 2019.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2020	12/31/2019

Industrial flex property	1	2002	60,345 sf	$6,141,101	$6,141,101

Less: Accumulated depreciation				(2,436,578)	(2,395,451)

Investment in real estate				$3,704,523	$3,745,650

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2020 and December 31, 2019:

	Level 3:	March 31,
	Significant	2020
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$52,462,179	$52,462,179
Reserve for fair value of investment	(10,492,441)	(10,492,441)

Total assets	$41,969,738	$41,969,738

	Level 3:	December 31,
	Significant	2019
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$51,977,702	$51,977,702
Reserve for fair value of investment	(10,395,545)	(10,395,545)

Total assets	$41,582,157	$41,582,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended March 31, 2020 and December 31, 2019:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2019	$53,548,614	$(10,709,724)	$42,838,890
Equity in net income of investment	6,829,088	-	6,829,088
Distribution from investment	(8,400,000)	-	(8,400,000)
Decrease in reserve	-	314,179	314,179
Balance at December 31, 2019	51,977,702	(10,395,545)	41,582,157
Equity in net income of investment	484,477	-	484,477
(Increase) in reserve	-	(96,896)	(96,896)
Balance at March 31, 2020	$52,462,179	$(10,492,441)	$41,969,738

(6)	INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2020 owns six multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of March 31, 2020 and December 31, 2019 and the three months ended March 31, 2020 and 2019.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2020	December 31, 2019

Investment in real estate, net	$230,000	$230,900
Other assets	20,362	19,825
Debt	(73,761)	(73,892)
Other liabilities	(1,727)	(3,574)
Members equity	$174,874	$173,259

	(Unaudited)	(Unaudited)
Statement of Operations	March 31, 2020	March 31, 2019

Rent and other income	$6,234	$7,829
Real estate operating expenses	(2,965)	(3,777)
Other expenses	(493)	(1,115)
Net unrealized (losses)	(1,161)	(1,574)

Net increase in net assets	$1,615	$1,363

During 2019, Omaha sold its garden apartment property located in Independence, Missouri and its garden apartment property located in Columbus, Ohio. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During 2019, Omaha paid two distributions to its investors including an aggregate of $8,400,000 to the Partnership.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

General

The consolidated financial statements for the three months ended March 31, 2020 and 2019 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Omaha’s portfolio as of March 31, 2020 consists of six garden apartment properties located in three markets. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

COVID-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at March 31, 2020.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2020 increased $15,000 to approximately $293,000 as compared to approximately $278,000 for the three months ended March 31, 2019. Total revenues increased due to an increase in base rental income and other income. Base rental income increased $11,000 to approximately $201,000 for the three months ended March 30, 2020 as compared to the same period in 2019 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant.

The Registrant reported a net loss from operations of approximately $137,000 for the three months ended March 31, 2020, a decrease of $1,000 as compared to a net loss from operations of approximately $138,000 for the same period in 2019. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was primarily due to higher total income offset by higher total expenses. Total expenses from operations for 2020 increased $15,000 to approximately $431,000 from approximately $416,000 in 2019, due primarily to an increase in depreciation expense of $5,000, an increase in repairs and maintenance expense of $4,000 and an increase in real estate taxes of $3,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets increased $252,000 to approximately $1,615,000 for the three months ended March 31, 2020 compared to net increase in net assets of approximately $1,363,000 for the same period in 2019. During 2019, Omaha sold its garden apartment property located in Independence, Missouri and its garden apartment property located in Columbus, Ohio. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During the three months ended March 31, 2020, Omaha reported a net decrease in the value of its remaining real estate portfolio of $900,000. The investment in a 30% non-controlling interest is valued at a discount due to the lack of liquidity and ownership of a non-controlling (minority) interest. Registrant has reported a reserve on the value of Omaha on its books of 20% since March 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There were no significant changes to such policies in 2020. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2020, the Registrant had cash and cash equivalents of approximately $890,000. These balances are approximately $97,000 lower than cash and cash equivalents held on December 31, 2019. Cash and cash equivalents decreased during the three months ended March 31, 2020 due to partnership expenses partially offset by cash flow generated from operating activities at Registrant’s wholly owned property.

Currently, Registrant’s only consistent source of cash is rental income received from the tenant that leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the properties’ operating expenses leaving a significant portion of the base rent received available to fund partnership administrative expenses.

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current fees due to the General Partner and its affiliates. The Registrant has no debt except normal trade accounts payable and a security deposit held for the tenant at Registrant’s wholly owned property.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2020 increased $15,000 to approximately $293,000 as compared to approximately $278,000 for the three months ended March 31, 2019. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2020 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, remained approximately the same at $180,000 for the three months ended March 31, 2020 as compared to the same period in 2019. Higher total revenue was offset by higher operating expenses. Operating expenses were higher due to higher depreciation expense, repairs and maintenance expense and real estate tax expense.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2020 to March 31, 2019:

As of March 31, 2020, the Omaha portfolio consisted of six multi-family properties located in three markets. Omaha’s total revenues for the three months ended March 31, 2019 were approximately $6,234,000. Income before net unrealized losses was approximately $2,776,000. Major expenses included approximately $492,000 for interest expense, $431,000 for repairs and maintenance, $891,000 for payroll, and $729,000 for real estate taxes. Omaha reported net unrealized losses of approximately $1,161,000 resulting in a net increase in net assets of approximately $1,615,000. For the three months ended March 31, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $484,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2020. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2020. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2020 of $387,000.

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

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2020 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 14, 2020	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: May 14, 2020	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer