Form 10-Q
period 2020-06-30
SB PARTNERS
filed 2020-08-12
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 New Haven Avenue, Suite 102A, Milford, CT.	06460
(Address of principal executive offices)	(Zip Code)

(203) 283-9593
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE		UNITS OF LIMITED PARTNERSHIP INTEREST

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020 (Unaudited)	2019 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,671,101
Less - accumulated depreciation	(2,477,705)	(2,395,451)
	3,663,396	3,745,650

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,403,896 and $10,395,545 at June 30, 2020 and December 31, 2019, respectively	41,615,561	41,582,157
	45,278,957	45,327,807

Other Assets -
Cash and cash equivalents	756,621	987,624
Other	1,391	8,743

Total assets	$46,036,969	$46,324,174

Liabilities:
Accounts payable	$129,761	$177,596
Tenant security deposit	108,409	107,010

Total liabilities	238,170	284,606

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	45,811,328	46,052,066
General partner - 1 unit	(12,529)	(12,498)

Total partners' equity	45,798,799	46,039,568

Total liabilities and partners' equity	$46,036,969	$46,324,174

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$293,365	$278,317	$586,730	$556,634
Interest income	1,935	676	1,935	715

Total revenues	295,300	278,993	588,665	557,349

Expenses:
Real estate operating expenses	69,841	85,743	140,255	151,651
Depreciation	41,127	35,875	82,254	71,750
Real estate taxes	35,393	32,765	70,786	64,724
Management fees	255,706	250,746	508,704	503,000
Other	30,184	31,460	60,839	61,524

Total expenses	432,251	436,589	862,838	852,649

Loss from operations	(136,951)	(157,596)	(274,173)	(295,300)

Equity in net income (loss) of investment	(442,722)	795,927	41,755	1,204,835

Decrease (Increase) in reserve for value of investment	88,545	1,520,814	(8,351)	1,439,029

Net income (loss)	(491,128)	2,159,145	(240,769)	2,348,564

Income (loss) allocated to general partner	(63)	278	(31)	303

Income (loss) allocated to limited partners	$(491,065)	$2,158,867	$(240,738)	$2,348,261

Income (loss) per unit of limited partnership interest (basic and diluted)

Net income (loss)	$(63.35)	$278.49	$(31.05)	$302.92

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
For the Three and Six Months Ended June 30, 2020 and 2019

Limited Partners:
	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	7,753	$119,968,973	$(111,721,586)	$34,336,816	$42,584,203
Net income for the three months ended March 31, 2019	-	-	-	189,395	189,395
Balance, March 31, 2019	7,753	119,968,973	(111,721,586)	34,526,211	42,773,598
Net income for the three months ended June 30, 2019	-	-	-	2,158,866	2,158,866
Distribution paid	-	-	(3,101,000)	-	(3,101,000)
Balance, June 30, 2019	7,753	$119,968,973	$(114,822,586)	$36,685,077	$41,831,464

Balance, January 1, 2020	7,753	$119,968,973	$(114,822,586)	$40,905,679	$46,052,066
Net income for the three months ended March 31, 2020	-	-	-	250,327	250,327
Balance, March 31, 2020	7,753	119,968,973	(114,822,586)	41,156,006	46,302,393
Net (loss) for the three months ended June 30, 2020	-	-	-	(491,065)	(491,065)
Balance, June 30, 2020	7,753	$119,968,973	$(114,822,586)	$40,664,941	$45,811,328

General Partner:
	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	1	$10,000	$(26,364)	$3,419	$(12,945)
Net income for the three months ended March 31, 2019	-	-	-	24	24
Balance, March 31, 2019	1	10,000	(26,364)	3,443	(12,921)
Net income for the three months ended June 30, 2019	-	-	-	279	279
Distribution paid	-	-	(400)	-	(400)
Balance, June 30, 2019	1	$10,000	$(26,764)	$3,722	$(13,042)

Balance, January 1, 2020	1	$10,000	$(26,764)	$4,266	$(12,498)
Net income for the three months ended March 31, 2020	-	-	-	32	32
Balance, March 31, 2020	1	10,000	(26,764)	4,298	(12,466)
Net (loss) for the three months ended June 30, 2020	-	-	-	(63)	(63)
Balance, June 30, 2020	1	$10,000	$(26,764)	$4,235	$(12,529)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities:
Net income (loss)	$(240,769)	$2,348,564
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) of investment	(41,755)	(1,204,835)
Decrease (increase) in reserve for value of investment	8,351	(1,439,029)
Depreciation and amortization	82,254	71,750
Net decrease in operating assets	7,352	6,649
Net (decrease) in accounts payable	(47,835)	(371,026)
Net increase in tenant security deposit	1,399	1,399
Net (decrease) in accrued expenses	-	(3,317,082)
Distributions from investment in Sentinel Omaha, LLC	-	8,400,000

Net cash provided by (used in) operating activites	(231,003)	4,496,390

Cash Flows From Investing Activities:
Capital additions to real estate owned	-	(7,250)

Net cash used in investing activities	-	(7,250)

Cash Flows From Financing Activities:
Distributions paid to partners	-	(3,101,400)

Net cash used in financing activities	-	(3,101,400)

Net change in cash and cash equivalents and cash in escrow	(231,003)	1,387,740

Cash and cash equivalents at beginning of period	987,624	338,239

Cash and cash equivalents at end of period	$756,621	$1,725,979

See notes to consolidated financial statements

SB PARTNERS

Notes to Consolidated Financial Statements (Unaudited)

(1)	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2019.

(2)	COVID-19

Due to the COVID-19 outbreak, the Partnership and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at June 30, 2020.

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

The following table provides a disaggregation of rental income recognized by the Partnership for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$201,401	$189,785	$402,802	$379,570
Variable lease income (Recoverable Costs)	91,964	88,532	183,928	177,064

Total Rental Income	$293,365	$278,317	$586,730	$556,634

(4)	INVESTMENTS IN REAL ESTATE

As of June 30, 2020, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership at June 30, 2020 and December 31, 2019.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2020	12/31/2019

Industrial flex property	1	2002	60,345 sf	$6,141,101	$6,141,101

Less: Accumulated depreciation				(2,477,705)	(2,395,451)

Investment in real estate				$3,663,396	$3,745,650

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of June 30, 2020 and December 31, 2019:

	Level 3:	June 30,
	Significant	2020
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$52,019,457	$52,019,457
Reserve for fair value of investment	(10,403,896)	(10,403,896)

Total assets	$41,615,561	$41,615,561

	Level 3:	December 31,
	Significant	2019
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$51,977,702	$51,977,702
Reserve for fair value of investment	(10,395,545)	(10,395,545)

Total assets	$41,582,157	$41,582,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended June 30, 2020 and December 31, 2019:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2019	$53,548,614	$(10,709,724)	$42,838,890
Equity in net income of investment	6,829,088	-	6,829,088
Distribution from investment	(8,400,000)	-	(8,400,000)
Decrease in reserve	-	314,179	314,179
Balance at December 31, 2019	51,977,702	(10,395,545)	41,582,157
Equity in net income of investment	41,755	-	41,755
(Increase) in reserve	-	(8,351)	(8,351)
Balance at June 30, 2020	$52,019,457	$(10,403,896)	$41,615,561

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of June 30, 2020 owns six multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of June 30, 2020 and December 31, 2019 and the six months ended June 30, 2020 and 2019.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2020	December 31, 2019

Investment in real estate, net	$226,000	$230,900
Other assets	23,087	19,825
Debt	(73,629)	(73,892)
Other liabilities	(2,060)	(3,574)
Members equity	$173,398	$173,259

	(Unaudited)	(Unaudited)
Statement of Operations	June 30, 2020	June 30, 2019

Rent and other income	$12,209	$14,113
Real estate operating expenses	(5,638)	(6,705)
Other expenses	(828)	(2,184)
Net realized gains	0	13,635
Net unrealized (losses)	(5,604)	(14,842)

Net increase in net assets	$139	$4,017

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

The Omaha portfolio reported a loss of value on its real estate investments of approximately $4,900,000 (-2.12%) for the six month period ended June 30, 2020. The loss in value is due primarily to estimates of lower income growth and higher rental income collection losses during the near term due to the effects of the Covid 19 pandemic.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

General

The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Omaha’s portfolio as of June 30, 2020 consists of six garden apartment properties located in three markets. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

COVID-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at June 30, 2020.

Results of Operations

Total revenues from continuing operations for the three months ended June 30, 2020 increased $16,000 to approximately $295,000 as compared to approximately $279,000 for the three months ended June 30, 2019. Total revenues increased due to an increase in base rental income and other income. Base rental income increased $12,000 to approximately $201,000 for the three months ended June 30, 2020 as compared to the same period in 2019 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant.

The Registrant reported a net loss from operations of approximately $137,000 for the three months ended June 30, 2020, a decrease of $21,000 as compared to a net loss from operations of approximately $158,000 for the same period in 2019. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was primarily due to higher total income combined with lower total expenses. Total expenses from operations for 2020 decreased $5,000 to approximately $432,000 from approximately $437,000 in 2019, due primarily to a decrease in repairs and maintenance expense of $21,000 partially offset by increases in asset management fees of $5,000, an increase in depreciation expense of $5,000 and an increase in real estate taxes of $3,000.

Total revenues from continuing operations for the six months ended June 30, 2020 increased $32,000 to approximately $589,000 as compared to approximately $557,000 for the six months ended June 30, 2019. Total revenues increased due to an increase in base rental income and other income. Base rental income increased $23,000 to approximately $403,000 for the six months ended June 30, 2020 as compared to the same period in 2019 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant.

The Registrant reported a net loss from operations of approximately $274,000 for the six months ended June 30, 2020, a decrease of $21,000 as compared to a net loss from operations of approximately $295,000 for the same period in 2019. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was primarily due to higher total income partially offset by higher total expenses. Total expenses from operations for 2020 increased $10,000 to approximately $863,000 from approximately $853,000 in 2019, due primarily to increases in asset management fees of $6,000, an increase in depreciation expense of $11,000 and an increase in real estate taxes of $6,000 partially offset by a decrease in repairs and maintenance expense of $17,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net decrease in net assets decreased 3,878,000 to approximately $139,000 for the six months ended June 30, 2020 compared to net increase in net assets of approximately $4,017,000 for the same period in 2019.

The Omaha portfolio reported a loss of value on its real estate investments of approximately $4,900,000 (-2.12%) for the six month period ended June 30, 2020. The loss in value is due primarily to estimates of lower income growth and higher rental income collection losses during the near term due to the effects of the Covid 19 pandemic. Omaha estimated the value of the properties in its portfolio using the Direct Capitalization and Discounted Cash Flow methods of the Income Approach as it is anticipated that most buyers would estimate values this way. Omaha used the same capitalization, termination and discount rates as used in the prior quarter as there is minimal current market sales transactions to refer to and based on discussions with numerous third party appraisers.

During 2019, Omaha sold its garden apartment property located in Independence, Missouri and its garden apartment property located in Columbus, Ohio. Net sales proceeds in each transaction were used to first pay selling expenses and retire each property’s related secured mortgage loan. Remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering its garden apartment property located in Charleston, South Carolina to further pay down Omaha’s overall debt. During the six months ended June 30, 2020, Omaha reported a net decrease in the value of its remaining real estate portfolio of $4,900,000.

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

Liquidity and Capital Resources

As of June 30, 2020, the Registrant had cash and cash equivalents of approximately $757,000. These balances are approximately $231,000 lower than cash and cash equivalents held on December 31, 2019. Cash and cash equivalents decreased during the six months ended June 30, 2020 due to partnership expenses partially offset by cash flow generated from operating activities at Registrant’s wholly owned property.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2020 increased $15,000 to approximately $293,000 as compared to approximately $278,000 for the three months ended June 30, 2019. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2020 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, increased $28,000 for the three months ended June 30, 2020 as compared to the same period in 2019. Net operating income increased due to higher total revenue combined with lower operating expenses. Operating expenses were lower due to lower repairs and maintenance expense partially offset by higher depreciation expense and real estate tax expense.

Total revenues for the six months ended June 30, 2020 increased $29,000 to approximately $372,000 as compared to approximately $343,000 for the six months ended June 30, 2019. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2020 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, increased $28,000 for the six months ended June 30, 2020 as compared to the same period in 2019. Net operating income increased due to higher total revenue partially offset by slightly higher operating expenses. Operating expenses were higher due to higher depreciation expense and real estate tax expense partially offset by lower repairs and maintenance expense.

Investment in Sentinel Omaha, LLC

Comparison of three months ended June 30, 2020 to June 30, 2019:

As of June 30, 2020, the Omaha portfolio consisted of six multi-family properties located in three markets. Omaha’s total revenues for the three months ended June 30, 2019 were approximately $5,976,000. Income before net unrealized losses was approximately $2,967,000. Major expenses included approximately $317,000 for interest expense, $474,000 for repairs and maintenance, $657,000 for payroll, and $639,000 for real estate taxes. Omaha reported net unrealized losses of approximately $4,443,000 resulting in a net decrease in net assets of approximately $1,476,000. For the three months ended June 30, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $443,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for June 30, 2020. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended June 30, 2020. As a result, Registrant reported net loss from equity interest in income of Omaha for the quarter ended June 30, 2020 of $354,000.

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

Comparison of six months ended June 30, 2020 to June 30, 2019:

Omaha’s total revenues for the six months ended June 30, 2019 were approximately $12,209,000. Income before net unrealized losses was approximately $5,743,000. Major expenses included approximately $809,000 for interest expense, $905,000 for repairs and maintenance, $1,547,000 for payroll, and $1,369,000 for real estate taxes. Omaha reported net unrealized losses of approximately $5,604,000 resulting in a net increase in net assets of approximately $139,000. For the six months ended June 30, 2019, the Registrant’s 30% equity interest in the income of Omaha was approximately $42,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for June 30, 2020. The reserve for value was adjusted in conjunction with recording the equity income for the six months ended June 30, 2020. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended June 30, 2020 of $33,000.

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

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2020 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 12, 2020	By:	/s/ George N. Tietjen III
George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: August 12, 2020	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer