Form 10-K
period 2020-12-31
SB PARTNERS
filed 2021-03-30
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2020

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2020, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2020 owns five multifamily properties in three markets. Omaha is an affiliate of the Registrant’s general partner.

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

COVID -19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2020.

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of older multi-family properties located in secondary and tertiary markets. During 2020 and 2019, physical and economic occupancy remained stable at most of Omaha’s properties. However rent collections were lower during the second half of 2020 due to delinquencies from residents negatively impacted by the Covid 19 pandemic economic downturn. Average net rental income increased at a slower rate of 0.72% for 2020 vs. 1.8% for 2019 and 1.7% for 2018 (see Item 2. Properties). All of Omaha’s current property mortgage loans pay interest based on floating interest rates tied to the SIFMA bond index rate. During March 2020 the SIFMA bond rate increased significantly for a three week period as the market reacted to the extreme uncertainty in the initial stages of the Covid 19 pandemic. However by mid-April the SIFMA bond rate had declined to .21% and has remained in a range of .08% to .21% during the rest of 2020.

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

During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Remaining net sales proceeds were used to pay a distribution to its investors in January 2021 including $10,800,000 to Registrant, and to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee to further pay down Omaha’s overall debt.  In January 2021, Registrant declared a distribution of $1,300 for a full unit for all partners holding units or participations on February 1, 2021.  The distribution was paid on February 28, 2021.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2020 Omaha reported an increase of $6,900,000 (3.8%) in the value of its portfolio over the same properties as of the year ended December 31, 2019. The total real estate portfolio value of $190,600,000 as of December 31, 2020 consists of the same properties which made up Omaha’s portfolio as of December 31, 2019 with the exception of the property sold during 2020 as referred to above. Registrant as of the year ended December 31, 2020 and 2019 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2020 and 2019, respectively less a 20% reserve for possible unforeseen disruptions in the property and capital markets. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity.

As noted above, all of Omaha’s property mortgage loans use floating rates based on the SIFMA bond index rate plus the credit spread. During March 2020 the SIFMA bond index rate increased significantly for a three week period as the market reacted to the extreme uncertainty in the initial stages of the Covid 19 pandemic. However by mid-April the SIFMA bond rate had declined to .21% and has remained in a range of .21% to .08% during the rest of 2020. During 2019 the floating rates on Omaha loans decreased as short term LIBOR rates and bond index rates decreased. Fixed mortgage loan interest rates decreased to an approximate range of 3.82% in early 2020 to 2.85% near the end of 2020. Although changes in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, changes in fixed and floating rates on commercial mortgage debt can have an impact on capitalization rates and the sales prices Omaha may achieve in the future. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2021 as compared to 2020.

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

Covid-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2020 is as follows:

		Description				Percent	Occupancy
Property	Location	Sq. Ft.	Units	Acres	Acquisition	Ownership	12/31/2020	Mortgage

Industrial Flex:
Eagle Lake Business Center IV	Maple Grove, MN	60,000	n/a	5.15	Jun 02	100%	100%	$0
Eagle Lake Business Center IV is 100% leased to a single tenant whose lease expires October 31, 2024.

Investment in Sentinel Omaha LLC:
5 garden apartment properties	3 U.S. markets	n/a	1,514	n/a	Sept. 07	30%	95%	n/a

Additional information regarding properties owned by the Registrant:

	2020	2019	2018	2017	2016

Average Occupancy (a)
Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (c)	95.00%	95.00%	92.00%	92.00%	91.00%

Effective Annual Rent (a)
Eagle Lake Business Center IV (b) (d)	$20	$19	$18	$18	$18
Investment in Sentinel Omaha, LLC (c) (e)	$11,684	$11,162	$10,968	$10,126	$10,012

(a) For period of ownership.

(b) Property was purchased June 12, 2002.

(c) Investment was purchased September 2007.

(d) Average per square foot per annum. Base rent plus operating expense reimbursements from tenant, divided by the total number of square feet at the property. Expense reimbursements include only expenses paid by Registrant in accordance with the terms of each lease. Reimbursements by the tenant include real estate taxes, insurance and certain operating expenses. Amounts are annualized for periods of ownership of less than one year.

(e) Average per apartment unit per annum. Gross potential rent, less concessions and vacancies, divided by the total number of apartment units at the property. Amounts are annualized for periods of ownership of less than one year.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2020 was 2,075.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant paid a distribution during 2019 to Unit holders of record as of June 1, 2019 in the amount of $400 for each Unit owned. Registrant did not declare a distribution for 2020. Cumulative distributions since inception have totaled $114,849,350. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution. In January 2021, Registrant declared a distribution of $1,300 for a full unit for all partners holding units or participations on February 1, 2021.  The distribution was paid on February 28, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Registrant's financial condition and results of operations determined in accordance with accounting principles generally accepted in the United States of America. This data should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this annual report on Form 10‑K.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,180	$1,131	$1,110	$1,081	$1,059
Operating Expenses, Less Depreciation and Amortization	(1,595)	(1,559)	(1,468)	(1,418)	(1,412)
Depreciation and Amortization	(165)	(146)	(171)	(179)	(179)

Loss from Operations	(580)	(574)	(529)	(516)	(532)
Equity in Net Income of Investment	7,637	6,829	5,842	11,320	9,895
Reserve for Value of Investment	(1,527)	314	1,817	1,048	870

Income from Continuing Operations	5,530	6,569	7,130	11,852	10,233

Gain on Extinguishment of Debt	-	-	1,694	-	-

Net Income	$5,530	$6,569	$8,824	$11,852	$10,233

Income from Continuing Operations per Unit of Partnership Interest:	$713	$847	$920	$1,529	$1,320

Gain on Extinguishment of Debt per Unit of Partnership Interest:	$-	$-	$218	$-	$-

Distributions paid per Unit of Partnership Interest	$-	$400	$-	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,581	$3,746	$3,461	$3,467	$3,559
Investment in Sentinel Omaha, LLC, net	$47,692	$41,582	$42,839	$37,580	$25,211
Total Assets	$51,834	$46,324	$46,646	$43,008	$30,606
Loan Payable	$-	$-	$-	$5,719	$5,731
Partners' Equity	$51,569	$46,040	$42,571	$33,748	$21,895

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2020, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2020 owns five multifamily properties in three markets. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2020.

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

Sentinel Omaha LLC’s portfolio consists of five garden apartment properties. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

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

During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used in 2021 to retire Omaha’s secured mortgage loan encumbering one of its other garden apartment properties located in Nashville, Tennessee to further pay down Omaha’s debt. The rest of the remaining proceeds were used to pay a distribution to Omaha’s investors in 2021, including $10,800,000 to Registrant.  In January 2021, Registrant declared a distribution of $1,300 for a full unit for all partners holding units or participations on February 1, 2021.  The distribution was paid on February 28, 2021.

.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2020 Omaha reported an increase of $6,900,000 (3.8%) in the value of its portfolio over the same properties as of the year ended December 31, 2019. The total real estate portfolio value of $190,600,000 as of December 31, 2020 consists of the same properties which made up Omaha’s portfolio as of December 31, 2019 with the exception of the property sold during 2020 as referred to above. Registrant as of the year ended December 31, 2020 and 2019 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2020 and 2019, respectively less a 20% reserve for possible unforeseen disruptions in the property and capital markets. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity.

For the year ended December 31, 2020, Omaha reported net investment income of $10,586,967 of which the Registrant’s interest was $3,176,007. In addition, Omaha reported net unrealized depreciation of real estate properties and interest rate protection agreements of $8,286,294 of which Registrant’s interest was $2,485,888 for 2020. Also Omaha reported net realized gain on the sale of a real estate property of $23,157,727 of which the Registrant’s interest was $6,947,318.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 is intended to improve fair value measurement disclosures by removing, modifying, and/or adding certain disclosures and is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Partnership adopted ASU 2018-13 on January 1, 2020 and it did not have a material impact on its consolidated financial statements or disclosures.

CONTRACTUAL OBLIGATIONS

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, Registrant had cash and cash equivalents of approximately $549,000 as compared to approximately $988,000 as of December 31, 2019. Cash and cash equivalents decreased during the year ended December 31, 2020 primarily due to partnership expenses paid partially offset by cash flow generated from operating activities at Registrant’s wholly owned property.

As of December 31, 2020, Registrant’s only consistent source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the property’s operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports its investments in real estate properties on a fair value basis and for the year ended December 31, 2020 Omaha reported an increase of $6,900,000 in the value of its portfolio over the same properties as of the year ended December 31, 2019. The total real estate portfolio value of $190,600,000 as of December 31, 2020 consists of the same properties which made up Omaha’s portfolio as of December 31, 2019 with the exception of the property sold during 2020. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.7% in 2020. Registrant may still require a longer time period to replace the tenant at its property should a default occur and the space become vacant.

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

During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used in 2021 to retire Omaha’s secured mortgage loan encumbering one of its other garden apartment properties located in Nashville, Tennessee to further pay down Omaha’s debt. The rest of the remaining proceeds were used to pay a distribution to Omaha’s investors in 2021, including $10,800,000 to Registrant.  In January 2021, Registrant declared a distribution of $1,300 for a full unit for all partners holding units or participations on February 1, 2021.  The distribution was paid on February 28, 2021.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2020 VS. 2019

Total revenues from operations increased $49,000 to approximately $1,180,000 in 2020 from approximately $1,131,000 in 2019 primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income increased due to an increase in real estate tax reimbursement while interest income decreased due to a decrease in cash reserves available for investment.

The Registrant reported a net loss from operations of approximately $580,000 in 2020, an increase of the loss of $6,000 as compared to a net loss from operations of approximately $574,000 in 2019. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The increase of loss from operations was due to higher operating expenses partially offset by higher total revenues. Total expenses from operations for 2020 increased $55,000 to approximately $1,760,000 from approximately $1,705,000 in 2019, due to increases in investment fees, real estate taxes, depreciation and administrative expenses partially offset by decreases in repairs and maintenance expense.

Omaha reports its investments in real estate properties on a fair value basis. During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Remaining net sales proceeds were used in 2021 to retire Omaha’s secured mortgage loan encumbering another of its garden apartment properties located in Nashville, Tennessee to further pay down Omaha’s debt and make a distribution to Omaha’s investors. For the year ended December 31, 2020 Omaha reported an increase of $6,900,000 in the value of its portfolio over the same properties as of the year ended December 31, 2020. The total real estate portfolio value of $190,600,000 as of December 31, 2020 consists of the same properties which made up Omaha’s portfolio as of December 31, 2019 less the property sold during 2020.

Equity in net income of investment increased $808,000 to an income of approximately $7,637,000 for 2020 compared to income of approximately $6,829,000 for 2019. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2020 as compared to 2019. All of Omaha’s property mortgage loans and banks loans use floating rates based on the SIFMA Bond Index rate plus the credit spread. During March 2020 the floating rates on Omaha loans increased significantly for approximately three weeks as the SIFMA bond index rate spiked upward in initial response to the extreme uncertainty in the Covid 19 pandemic. However by mid-April the SIFMA bond index rate had declined to .21% and has remained in a range of .08% to .21% during the rest of 2020

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $50,000, to approximately $1,177,000 in 2020 compared with approximately $1,127,000 in 2019. Net income, which includes deductions for depreciation, increased $22,000 to approximately $712,000 in 2020 from approximately $690,000 in 2019. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was due to higher rental income combined with higher other income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income increased from 2019 to 2020 due to an increase in real estate tax reimbursement. The increase in net income was due to the increase in revenues partially offset by an increase in operating expenses. The increase in operating expenses was primarily due to increases in real estate taxes of $12,000 and depreciation of $18,000.

According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.7% in 2020.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Remaining net sales proceeds were used in 2021 to retire Omaha’s secured mortgage loan encumbering another of its garden apartment properties located in Nashville, Tennessee to further pay down Omaha’s debt and make a distribution to Omaha’s investors. For the year ended December 31, 2020 Omaha reported an increase of $6,900,000 in the value of its portfolio over the same properties as of the year ended December 31, 2020. The total real estate portfolio value of $190,600,000 as of December 31, 2020 consists of the same properties which made up Omaha’s portfolio as of December 31, 2019 less the property sold during 2020.

Omaha reported total revenues for 2020 of approximately $24,239,000. Net investment income before net unrealized appreciation and realized gain was $10,587,000. Major expenses included $1,280,000 of interest expense, $1,999,000 for repairs and maintenance, $3,186,000 for payroll and $3,154,000 for real estate taxes. In addition, Omaha reported a net unrealized depreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $8,286,000. Also Omaha reported a realized gain on the sale of one real estate property of $23,158,000. For the year ended December 31, 2020, the Registrant’s equity interest in the income of Omaha was approximately $7,637,000.

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

Investments

Omaha reported total revenues for 2019 of approximately $26,602,000. Net investment income before net unrealized appreciation was $10,495,000. Major expenses included $3,101,000 of interest expense, $2,443,000 for repairs and maintenance, $3,429,000 for payroll and $2,789,000 for real estate taxes. In addition, Omaha reported a net unrealized depreciation based on the valuation of the remaining real estate assets and interest rate protection agreements of $1,366,000. Also Omaha reported net realized gain on the sale of three real estate properties of $13,635,000. For the year ended December 31, 2019, the Registrant’s equity interest in the income of Omaha was approximately $6,829,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2020 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

John H. Streicker	78	Director

Leland J. Roth	57	President & Director

George N. Tietjen III	60	Chief Executive Officer

John H. Zoeller	61	Chief Financial Officer and Director

Joseph Stein	50	Treasurer

Martin Cawley	64	Vice President

Mr. Streicker joined the General Partner in May 1976. He has been a Director since April 1984. He is Chairman of SHC and its parent company, The Sentinel Corporation.

Mr. Roth joined the General Partner in 1994 and serves as its President and Director. He is a certified public accountant with over 34 years of real estate related financial, accounting and reporting experience.

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

Mr. Stein joined the General Partner in 2002 and had served as its assistant controller from 2002 to 2007.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant has no executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2020, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2020, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 3,992.5 Units of Limited Partnership Interest, representing 51.5% of the outstanding number of Units on December 31, 2020. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on March 10, 2020, when the total number of Units held reached 51% of the outstanding number of Units.

(c)	During the year ended December 31, 2020, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $1,018,617, $1,007,137and $911,615 for the years ended December 31, 2020, 2019, and 2018, respectively. Of the amounts earned in 2018 $485,374 had been accrued while the obligations under the Loan agreement were outstanding. Since the Loan has been retired, Registrant was allowed to pay the accrued fees and current fees. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2020, 2019 or 2018.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $58,587, $56,734 and $55,409 in 2020, 2019, and 2018, respectively.

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2020, 2019 and 2018 were $54,000 each year.

During 2019 the Partnership had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2020, 2018 and 2017, the Registrant’s equity interest in the net income of Omaha was approximately $7,637,000, $6,829,000 and $5,842,000, respectively.

Reference is made to Items 10 and 11, and Notes 3, 5, 6 and 9 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $104,000 and $99,000 for each of the years ended December 31, 2020 and 2019, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2020 and 2019 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $15,000 for each for the years ended December 31, 2020 and 2019, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2020 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

	(2)	Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)  Exhibits -

Exhibit No.	Description
3.1	Agreement of Limited Partnership (incorporated by reference to Exhibit A to Registration Statement on form S-11 as filed with the Securities and Exchange Commission on May 16, 1985)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2020

101.INS **	XBRL Instance
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation
101.DEF **	XBRL Taxonomy Extension Definition
101.LAB **	XBRL Taxonomy Extension Labels
101.PRE **	XBRL Taxonomy Extension Presentation

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 29, 2021	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 29, 2021	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 29, 2021
George N. Tietjen III

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	March 29, 2021
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule of Real Estate and Accumulated Depreciation as of December 31, 2020 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the general partner and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investment in Sentinel Omaha

As discussed in Notes 6 and 7 to the financial statements, the Partnership has estimated the fair value of its 30% Sentinel Omaha investment at $47.7 million at December 31, 2020. Determination of the fair value of the Sentinel Omaha investment involves estimates and subjective judgments that are subject to change in response to current and future economic and market conditions. Judgment regarding these factors are not subject to precise quantification or verification and may change from time to time as economic and market factors change.

Auditing the determination of the fair value of the investment in Sentinel Omaha including management’s marketability discount involves a high degree of judgment and estimation. The determination of fair value for the underlying properties were based upon independent appraisers and have been prepared giving consideration to the income and sales comparison approaches of estimating property value. The determination of the discounted cash flows using the income approach are sensitive to significant assumptions such as rental revenue and expense growth rates, and capitalization rates used to estimate a property’s value, all of which can be affected by expectations about future market conditions, demand and competition, as well as Sentinel Omaha’s intent to hold and operate the property over the term assumed in the analysis. The determination of the sales based approach uses comparable markets for recent sales of similar properties adjusted for common unit comparison factors including market conditions, location and quality.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing inputs used in the third party valuation reports and our assessment of marketability comparisons for non- controlling interests in real estate investments. Among other audit procedures performed, we evaluated the reasonableness of the inputs and assumptions used in the third party valuation reports and determining whether those inputs and assumptions were consistent with evidence obtained by our internal valuation team and by considering the consistency of inputs such as capitalization rates with external market and industry data. Our internal valuation team also compared the marketability discount to similar sales of partnerships that held investments in income producing properties. As part of our evaluation, we performed sensitivity analyses of certain assumptions to evaluate the changes in the value of the non-controlling interests in Sentinel Omaha that would result from changes in assumptions used by management. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

We have served as the Partnership’s auditor since 2006.

/s/ PKF O’Connor Davies, LLP

Shelton, Connecticut

March 26, 2021

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,671,101
Less - accumulated depreciation	(2,559,959)	(2,395,451)
	3,581,142	3,745,650

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $11,923,033 and $10,395,545 at December 31, 2020 and 2019, respectively	47,692,106	41,582,157
	51,273,248	45,327,807

Other Assets -
Cash and cash equivalents	549,195	987,624
Other	11,198	8,743
Total assets	$51,833,641	$46,324,174

Liabilities:
Accounts payable	$154,636	$177,596
Tenant security deposit	109,808	107,010

Total liabilities	264,444	284,606

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	51,580,982	46,052,066
General partner - 1 unit	(11,785)	(12,498)

Total partners' equity	51,569,197	46,039,568

Total liabilities and partners' equity	$51,833,641	$46,324,174

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$1,177,488	$1,126,745	$1,094,278
Interest income	2,230	4,739	16,178

Total revenues	1,179,718	1,131,484	1,110,456

Expenses:
Real estate operating expenses	312,558	304,542	304,672
Amortization of deferred financing costs	-	-	7,280
Depreciation	164,508	146,261	164,344
Real estate taxes	141,572	129,556	121,868
Management fees	1,018,617	1,007,137	911,615
Other	122,783	117,545	129,967

Total expenses	1,760,038	1,705,041	1,639,746

Loss from operations	(580,320)	(573,557)	(529,290)

Equity in net income of investment	7,637,437	6,829,088	5,842,182

(Increase) decrease in reserve for value of investment	(1,527,488)	314,179	1,816,884

Income from continuing operations	5,529,629	6,569,710	7,129,776

Gain on extinguishment of debt	-	-	1,693,876

Net income	5,529,629	6,569,710	8,823,652

Income allocated to general partner	713	847	1,138

Income allocated to limited partners	$5,528,916	$6,568,863	$8,822,514

Income per unit of limited partnership interest (basic and diluted)

Income from continuing operations	$713.22	$847.38	$919.62

Gain on extinguishment of debt	$-	$-	$218.48

Net income	$713.22	$847.38	$1,138.10

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2020, 2019 and 2018

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total
Balance, January 1, 2018	7,753	$119,968,973	$(111,721,586)	$25,514,302	$33,761,689
Net income for the year	-	-	-	8,822,514	8,822,514
Balance, December 31, 2018	7,753	119,968,973	(111,721,586)	34,336,816	42,584,203
Net income for the year	-	-	-	6,568,863	6,568,863
Distribution paid	-	-	(3,101,000)	-	(3,101,000)
Balance, December 31, 2019	7,753	119,968,973	(114,822,586)	40,905,679	46,052,066
Net income for the year	-	-	-	5,528,916	5,528,916
Balance, December 31, 2020	7,753	$119,968,973	$(114,822,586)	$46,434,595	$51,580,982

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total
Balance, January 1, 2018	1	$10,000	$(26,364)	$2,281	$(14,083)
Net income for the year	-	-	-	1,138	1,138
Balance, December 31, 2018	1	10,000	(26,364)	3,419	(12,945)
Net income for the year	-	-	-	847	847
Distribution paid	-	-	(400)	-	(400)
Balance, December 31, 2019	1	10,000	(26,764)	4,266	(12,498)
Net income for the year	-	-	-	713	713
Balance, December 31, 2020	1	$10,000	$(26,764)	$4,979	$(11,785)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018

Cash Flows From Operating Activities:
Net income	$5,529,629	$6,569,710	$8,823,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	-	-	(1,693,876)
Equity in net (income) of investment	(7,637,437)	(6,829,088)	(5,842,182)
Increase (decrease) in reserve for value of investment	1,527,488	(314,179)	(1,816,885)
Depreciation and amortization	164,508	146,261	171,624
Net (increase) in other assets	(2,455)	(954)	(770)
Net (decrease) increase in accounts payable	(22,960)	(384,204)	45,007
Net increase in tenant security deposit	2,798	2,798	2,798
Net (decrease) increase in accrued expenses	-	(3,408,317)	485,374
Distributions from investment in Sentinel Omaha, LLC	-	8,400,000	2,400,000

Net cash provided by (used in) operating activities	(438,429)	4,182,027	2,574,742

Cash Flows From Investing Activities:
Capital additions to real estate owned	-	(431,242)	(158,494)

Net cash used in investing activities	-	(431,242)	(158,494)

Cash Flows From Financing Activities:
Distribution paid to partners	-	(3,101,400)	-
Repayment of loan payable	-	-	(4,032,714)

Net cash used in financing activities	-	(3,101,400)	(4,032,714)

Net change in cash and cash equivalents	(438,429)	649,385	(1,616,466)

Cash and cash equivalents at beginning of period	987,624	338,239	1,954,705

Cash and cash equivalents at end of period	$549,195	$987,624	$338,239

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

(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2020 is estimated to be fully realizable.

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

(i)

Tenant leases at the multifamily properties owned by Omaha generally have terms of one year or less. Rental income at the multifamily properties is recognized when earned pursuant to the terms of the leases with tenants. The Partnership’s lease at the industrial flex property is comprised of both fixed and variable income. Fixed lease income includes base rent and is recognized on a straight-line basis over the term of the lease. The industrial flex property lease also contains provisions for the reimbursement of the tenant’s share of real estate taxes, insurance, and common area maintenance (CAM) costs (collectively, “Recoverable Costs”) incurred. This variable lease income is recognized in the period in which the related expenses are incurred and is included in rental income in the accompanying Consolidated Statements of Operations. (See Note 3).

(j)

Sales of real estate owned are recognized in accordance with accounting principles generally accepted in the United States.  Gains or losses on sales of real estate are recorded when a contract exists between buyer and seller, and whereby the entity transfers title.  Net realized gain or loss on investments in real estate, if any, is the Company’s share of cash proceeds from disposition of investments in real estate less the cost basis and transaction costs.

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

(2) COVID-19

Due to the COVID-19 outbreak, the Partnership and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at December 31, 2020.

(3) COMMON AREA MAINTENANCE REIMBURSEMENTS

In connection with the adoption of ASC Topic 842, the Partnership elected the practical expedient concerning the treatment of CAM costs. CAM is a non-lease component of the lease contract under ASC 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from rental income based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenant for CAM reimbursements per the term of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenant’s use of the underlying lease asset, the Partnership elected, under the practical expedient, to combine CAM and other Recoverable Costs with the remaining lease components and recognize them together as rental income in the accompanying Consolidated Statements of Operations.

The following table provides a disaggregation of rental income recognized by the Partnership for each of the three years in the period ended December 31, 2020:

	2020	2019	2018
Operating lease income:
Fixed lease income (Base Rent)	$809,632	$772,617	$746,115
Variable lease income (Recoverable Costs)	367,856	354,128	348,163

Total Rental Income	$1,177,488	$1,126,745	$1,094,278

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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $1,018,617, $1,007,137 and $911,615 for the years ended December 31, 2020, 2019, and 2018, respectively. Of the amount earned in 2018, $485,375 had been accrued while the obligations under the Loan Agreement were outstanding. Since the Loan has been retired, the Partnership was allowed to pay the accrued fees and current fees. During 2019 the accrued fees were paid from cash flow from property operations and distributions from Omaha. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2020, 2019 or 2018.

(5) INVESTMENTS IN REAL ESTATE

During 2020 and 2019 the Partnership owned an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2020 and 2019:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/20	12/31/19

Industrial flex property	1	2002	60,345 sf	$6,141,101	$6,141,101

Less: accumulated depreciation				(2,559,959)	(2,395,451)

Net book value				$3,581,142	$3,745,650

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2020 and 2019:

	Level 3:
	Significant
	Unobservable	2020
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$59,615,139	$59,615,139
Reserve for fair value of investment	(11,923,033)	(11,923,033)

Total assets	$47,692,106	$47,692,106

	Level 3:
	Significant
	Unobservable	2019
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$51,977,702	$51,977,702
Reserve for fair value of investment	(10,395,545)	(10,395,545)

Total assets	$41,582,157	$41,582,157

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2019	$53,548,614	$(10,709,724)	$42,838,890
Equity in net income of investment	6,829,088	-	6,829,088
Distribution from investment	(8,400,000)		(8,400,000)
Decrease in reserve	-	314,179	314,179
Balance at December 31, 2019	51,977,702	(10,395,545)	41,582,157
Equity in net income of investment	7,637,437	-	7,637,437
Distribution from investment	-	-	-
Increase in reserve	-	(1,527,488)	(1,527,488)
Balance at December 31, 2020	$59,615,139	$(11,923,033)	$47,692,106

As of December 31, 2018 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2018 less a 20% reserve. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. The Partnership will continue to report a reserve on the value of Omaha on its books of 20% as of December 31, 2020.

For the year ended December 31, 2020 Sentinel Omaha reported a 3.8% increase in real estate values. Omaha anticipates the net operating income from its remaining portfolio to be flat during 2020 as compared to 2019. As noted above, all of Omaha’s property mortgage loans use floating rates based on a bond index rate.

During 2020 the floating rates on Omaha loans remained low as bond index rates remained low. Mortgage interest rates may change in 2020 if the U.S. Federal Reserve makes changes to the Federal Funds Rate. Although changes in fixed mortgage rates do not impact the operating cash flow of the Omaha properties directly, changes in fixed and floating rates on commercial mortgage debt can have an impact on capitalization rates and the sales prices Sentinel Omaha may achieve in the future.

(7) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2020 owns five multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020:

Balance Sheet	2020	2019

Investment in real estate properties, at fair value	$190,600	$230,900
Other assets	61,315	19,825
Debt	(49,880)	(73,892)
Other liabilities	(3,318)	(3,574)
Members' equity	$198,717	$173,259

Statement of Operations	2020	2019	2018

Rent and other income	$24,239	$26,602	$33,786
Real estate operating expenses	(12,090)	(12,618)	(16,189)
Other expenses	(1,563)	(3,489)	(5,705)
Net unrealized (losses) gains	(8,286)	(1,366)	488
Net realized gain (losses)	23,158	13,635	7,094

Net increase in net assets	$25,458	$22,764	$19,474

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

The mortgage notes payable are all variable rate loans at December 31, 2020; therefore they are reported at amortized cost.

The following table shows quantitative information about significant unobservable inputs related to Level 3 fair value measurement used at December 31, 2020 (000’s omitted):

	Fair	Valuation	Unobservable	Range
	Value	Techniques	Inputs	(Weighted Average)
Investment in real estate properties	$190,600	Discounted cash flows (DCF)	Discount rate	7.12%	-	7.75%	(7.21%)
			Capitalization rate	4.75%	-	5.50%	(5.00%)
			DCF Term (years)		10

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Income (Loss) per	Equity in Net
	Continuing		Unit of Limited	Income (Loss)
Year ended December 31, 2020	Operations	Net Income (Loss)	Partnership Interest	of Investment

First Quarter	$293,365	$250,359	$32.29	$484,477
Second Quarter	295,300	(491,128)	(63.35)	(442,722)
Third Quarter	293,529	92,443	11.92	315,222
Fourth Quarter	297,524	5,677,955	732.36	7,280,460

Year ended December 31, 2019

First Quarter	$278,356	$189,419	$24.43	$408,908
Second Quarter	278,993	2,159,145	278.49	795,927
Third Quarter	279,769	1,009,983	130.27	1,439,584
Fourth Quarter	294,366	3,211,163	414.19	4,184,669

(9) FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income for financial reporting purposes to net income for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2020	2019	2018

Net income for financial reporting purposes	$5,529,629	$6,569,710	$8,823,652

Difference between tax and financial statement equity in net income/ loss of investment	6,077,663	4,175,809	2,807,300

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	0	(3,734,253)	525,375

Difference between tax and financial statement depreciation	8,251	8,712	13,429

Net income for Federal income tax reporting purposes	$11,615,543	$7,019,978	$12,169,756

Net ordinary income (loss) for Federal income tax reporting purposes	$2,054,910	$(1,173,621)	$4,745,461
Net capital (Sec. 1231) gain for Federal income tax reporting purposes	9,560,633	8,193,599	7,424,295

	$11,615,543	$7,019,978	$12,169,756

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2020 and 2019, the tax bases of the Partnership's assets and liabilities were approximately $51,969,171 and $46,324,174 of assets, and $264,404, and $277,606 of liabilities, respectively.

(10) MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2020, 2019 and 2018 billings to the Partnership amounting to $58,587, $56,734 and $55,409, respectively, and are included in real estate operating expenses.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2020, 2019 and 2018 were $54,000 each year.

During 2019 the Partnership had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents, other assets, accounts payable and other liabilities. The carrying amount of cash and cash equivalents are reasonable estimates of fair value.

(12) COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2020 are $833,922 for 2021, $858,940 for 2022, $884,709 for 2023 and $755,600 for 2024. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager. In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

(13) SUBSEQUENT EVENTS

On February 1, 2021 the General Partner announced a distribution to all investors owning units as of February 1, 2021 in the amount of $1,300 per unit.

SB PARTNERS

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

Column A	Column B	Column C			Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$1,427,716

Column A	Column E			Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,671,101	$6,141,101	$2,559,959

SB PARTNERS

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

DECEMBER 31, 2020

Column A	Column G	Column H	Column I

Life on which
Depreciation in
Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed (years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2020	2019	2018

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$6,141,101	$5,709,859	$5,551,365
Additions -
Cost of improvements	0	431,242	158,494

Deductions -
Sales	0	0	0

Balance at end of year	$6,141,101	$6,141,101	$5,709,859

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$2,395,451	$2,249,190	$2,084,846
Additions -
Depreciation expense for the year	164,508	146,261	164,344

Deductions -
Sales	0	0	0

	$2,559,959	$2,395,451	$2,249,190

(c) Aggregate cost basis for Federal income tax reporting purposes	$5,648,218	$5,648,218	$5,216,980

(d) Accumulated depreciation for Federal income tax reporting purposes	$2,424,429	$2,299,877	$2,184,074