Form 10-Q
period 2021-03-31
SB PARTNERS
filed 2021-05-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

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

Not Applicable

SB PARTNERS

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021 (Unaudited)	2020 (Audited)

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,671,101
Less - accumulated depreciation	(2,601,082)	(2,559,959)
	3,540,019	3,581,142

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $10,426,739 and $11,923,033 at March 31, 2021 and December 31, 2020, respectively	41,706,851	47,692,106
	45,246,870	51,273,248

Other Assets -
Cash and cash equivalents	1,242,291	549,195
Other	7,034	11,198

Total assets	$46,496,195	$51,833,641

Liabilities:
Accounts payable	$217,429	$154,636
Tenant security deposit	109,808	109,808

Total liabilities	327,237	264,444

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	46,181,439	51,580,982
General partner - 1 unit	(12,481)	(11,785)

Total partners' equity	46,168,958	51,569,197

Total liabilities and partners' equity	$46,496,195	$51,833,641

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$302,623	$293,365
Interest income	2,005	-

Total revenues	304,628	293,365

Expenses:
Real estate operating expenses	78,070	70,414
Depreciation	41,123	41,127
Real estate taxes	39,927	35,393
Management fees	248,122	252,998
Other	32,820	30,655

Total expenses	440,062	430,587

Loss from operations	(135,434)	(137,222)

Equity in net income of investment	3,318,451	484,477

Decrease (increase) in reserve for value of investment	1,496,294	(96,896)

Net income	4,679,311	250,359

Income allocated to general partner	604	32

Income allocated to limited partners	$4,678,707	$250,327

Income per unit of limited partnership interest (basic and diluted)

Net income	$603.55	$32.29

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (Unaudited)

	For the Three Months Ended March 31, 2021 and 2020

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2021	7,753	$119,968,973	$(114,822,586)	$46,434,595	$51,580,982

Net income for the three months ended March 31, 2021				4,678,707	4,678,707

Distribution paid	-	-	(10,078,250)	-	(10,078,250)

Balance, March 31, 2021	7,753	$119,968,973	$(124,900,836)	$51,113,302	$46,181,439

Balance, January 1, 2020	7,753	$119,968,973	$(114,822,586)	$40,905,679	$46,052,066

Net income for the three months ended March 31, 2020	-	-	-	250,327	250,327

Balance, March 31, 2020	7,753	$119,968,973	$(114,822,586)	$41,156,006	$46,302,393

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2021	1	$10,000	$(26,764)	$4,979	$(11,785)

Net income for the three months ended March 31, 2021				604	604

Distribution paid	-	-	(1,300)	-	(1,300)

Balance, March 31, 2021	1	$10,000	$(28,064)	$5,583	$(12,481)

Balance, January 1, 2020	1	$10,000	$(26,764)	$4,266	$(12,498)

Net income for the three months ended March 31, 2020	-	-	-	32	32

Balance, March 31, 2020	1	$10,000	$(26,764)	$4,298	$(12,466)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows From Operating Activities:
Net income	$4,679,311	$250,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) of investment	(3,318,451)	(484,477)
(Decrease) increase in reserve for value of investment	(1,496,294)	96,896
Depreciation	41,123	41,127
Net decrease in other assets	4,164	3,677
Net increase (decrease) in accounts payable	62,793	(4,759)
Distributions from investment in Sentinel Omaha, LLC	10,800,000	-

Net cash provided by (used in) operating activities	10,772,646	(97,177)

Cash Flows From Financing Activities:
Distribution paid to partners	(10,079,550)	-

Net cash used in financing activities	(10,079,550)	-

Net change in cash and cash equivalents	693,096	(97,177)

Cash and cash equivalents at beginning of period	549,195	987,624

Cash and cash equivalents at end of period	$1,242,291	$890,447

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

The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2020.

(2)	COVID-19

Due to the COVID-19 outbreak, the Partnership and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at March 31, 2021.

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

The following table provides a disaggregation of rental income recognized by the Partnership for the three months ended March 31, 2021 and 2020:

	2021	2020
Operating lease income:
Fixed lease income (Base Rent)	$207,443	$201,401
Variable lease income (Recoverable Costs)	95,180	91,964

Total Rental Income	$302,623	$293,365

(4)	INVESTMENTS IN REAL ESTATE

As of March 31, 2021, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of March 31, 2021 and December 31, 2020.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description (sf)	3/31/2021	12/31/2020

Industrial flex property	1	2002	60,345	$6,141,101	$6,141,101

Less: Accumulated depreciation				(2,601,082)	(2,559,959)

Investment in real estate				$3,540,019	$3,581,142

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2021 and December 31, 2020:

	Level 3:	March 31,
	Significant	2021
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$52,133,590	$52,133,590
Reserve for fair value of investment	(10,426,739)	(10,426,739)

Total assets	$41,706,851	$41,706,851

	Level 3:	December 31,
	Significant	2020
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$59,615,139	$59,615,139
Reserve for fair value of investment	(11,923,033)	(11,923,033)

Total assets	$47,692,106	$47,692,106

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) during the periods ended March 31, 2021 and December 31, 2020:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2020	$51,977,702	$(10,395,545)	$41,582,157
Equity in net income of investment	7,637,437	-	7,637,437
(Increase) in reserve	-	(1,527,488)	(1,527,488)
Balance at December 31, 2020	59,615,139	(11,923,033)	47,692,106
Equity in net income of investment	3,318,451	-	3,318,451
Distribution from investment	(10,800,000)		(10,800,000)
Decrease in reserve	-	1,496,294	1,496,294
Balance at March 31, 2021	$52,133,590	$(10,426,739)	$41,706,851

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of March 31, 2021 owns five multifamily properties in three markets. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

The following are the condensed financial statements (000’s omitted) of Omaha as of March 31, 2021 and December 31, 2020 and the three months ended March 31, 2021 and 2020.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2021	December 31, 2020

Investment in real estate, net	$199,191	$190,600
Other assets	14,033	61,315
Debt	(37,555)	(49,880)
Other liabilities	(1,890)	(3,318)
Members equity	$173,779	$198,717

	(Unaudited)	(Unaudited)
Statement of Operations	March 31, 2021	March 31, 2020

Rent and other income	$4,890	$6,234
Real estate operating expenses	(2,417)	(2,965)
Other expenses	(160)	(493)
Net unrealized income (losses)	8,749	(1,161)

Net increase in net assets	$11,062	$1,615

During December 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire each property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee in February 2021 to further pay down Omaha’s overall debt. The remaining portion of the sales proceeds were used to pay a distribution of $36,000,000 to its investors. The Partnership’s 30% allocation of the distribution was $10,800,000. The Omaha portfolio reported an increase of value on its real estate investments of approximately $8,600,000 (4.51%) for the three month period ended March 31, 2021.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

General

The consolidated financial statements for the three months ended March 31, 2021 and 2020 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

Omaha’s portfolio as of March 31, 2021 consists of five garden apartment properties located in three markets. Leases generally are for one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

COVID-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows or ability to repay, refinance or extend Omaha's debt when it comes due, which could result in the sale of investments at amounts less than the reported value at March 31, 2021.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2021 increased $12,000 to approximately $305,000 as compared to approximately $293,000 for the three months ended March 31, 2020. Total revenues increased due to an increase in base rental income, other income and interest income. Base rental income increased $6,000 to approximately $207,000 for the three months ended March 31, 2021 as compared to the same period in 2020 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN. Other income increased due to an increase in real estate taxes charged back to the tenant. Interest income increased due to an increase in cash reserves.

The Registrant reported a net loss from operations of approximately $135,000 for the three months ended March 31, 2021, a decrease of $2,000 as compared to a net loss from operations of approximately $137,000 for the same period in 2020. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was primarily due to higher total income partially offset by higher total expense. Total expenses from operations for 2021 increased $9,000 to approximately $440,000 from approximately $431,000 in 2020, due primarily to an increase in administration expense of $9,000, an increase in real estate taxes of $5,000 and an increase in professional fees of $2,000. The increase was partially offset by a decrease in investment management fees and repairs and maintenance costs.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. Net increase in net assets increased $9,447,000 to approximately $11,062,000 for the three months ended March 31, 2021 compared to net increase in net assets of approximately $1,615,000 for the same period in 2020.

The Omaha portfolio reported an increase of value on its real estate investments of approximately $8,600,000 (4.51%) for the three month period ended March 31, 2021. The increase in value is due primarily to stronger capitalization rates. Occupancy levels have remained steady during the current year at most of Omaha’s properties. Omaha estimated the value of the properties in its portfolio using the Direct Capitalization and Discounted Cash Flow methods of the Income Approach as it is anticipated that most buyers would estimate values this way as public crisis has resulted in limited sale transactions during the past year for which to support use of the Sales Comparison Approach. Omaha mostly used the same capitalization, termination and discount rates as used in the prior quarter

During December 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire each property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee in February 2021 to further pay down Omaha’s overall debt. The remaining portion of the sales proceeds were used to pay a distribution of $36,000,000 to its investors. Registrants 30% allocation of the distribution was $10,800,000.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to such policies in 2020. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2021, the Registrant had cash and cash equivalents of approximately $1,242,000. These balances are approximately $693,000 higher than cash and cash equivalents held on December 31, 2020. Cash and cash equivalents increased during the three months ended March 31, 2021 due to a portion of the distribution from Omaha added to cash reserves.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2021 increased $10,000 to approximately $303,000 as compared to approximately $293,000 for the three months ended March 31, 2020. The property reported higher base rental income and higher other rental income. Base rental income was higher in 2021 due to a scheduled increase in the base rent. Other income increased due to an increase in real estate taxes charged back to the tenant. Net operating income, which includes deductions for depreciation, increased $5,000 for the three months ended March 31, 2021 as compared to the same period in 2020. Net operating income increased due to higher total revenue partially offset by higher operating expenses. Operating expenses were higher due to higher utilities and real estate tax expense.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2021 to March 31, 2020:

As of March 31, 2021, the Omaha portfolio consisted of five multi-family properties located in three markets. Omaha’s total revenues for the three months ended March 31, 2021 were approximately $4,890,000. Income before net unrealized losses was approximately $2,313,000. Major expenses included approximately $113,000 for interest expense, $348,000 for repairs and maintenance, $707,000 for payroll, and $590,000 for real estate taxes. Omaha reported net unrealized gains of approximately $8,749,000 resulting in a net increase in net assets of approximately $11,062,000. For the three months ended March 31, 2021, the Registrant’s 30% equity interest in the income of Omaha was approximately $3,318,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2021. The reserve for value was adjusted in conjunction with recording the equity income and the distribution received from Omaha for the quarter ended March 31, 2021. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2021 of $4,814,000.

As of March 31, 2020, the Omaha portfolio consisted of six multi-family properties located in three markets. Omaha’s total revenues for the three months ended March 31, 2020 were approximately $6,234,000. Income before net unrealized losses was approximately $2,776,000. Major expenses included approximately $492,000 for interest expense, $431,000 for repairs and maintenance, $891,000 for payroll, and $729,000 for real estate taxes. Omaha reported net unrealized losses of approximately $1,161,000 resulting in a net increase in net assets of approximately $1,615,000. For the three months ended March 31, 2020, the Registrant’s 30% equity interest in the income of Omaha was approximately $484,000. Registrant reserves 20% of the reported value of Omaha on its balance sheet for March 31, 2020. The reserve for value was adjusted in conjunction with recording the equity income for the quarter ended March 31, 2020. As a result, Registrant reported net income from equity interest in income of Omaha for the quarter ended March 31, 2020 of $387,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2021 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 13, 2021	By:	George N Tietjen III

/s/ George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: May 13, 2021	By:	John H. Zoeller

/s/ John H. Zoeller
Chief Financial Officer