Form 10-K
period 2021-12-31
SB PARTNERS
filed 2022-03-31
CIK 87047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

None

PART I

ITEM 1. BUSINESS

Description of SB Partners (the “Registrant”)

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2021, the Registrant owns an industrial flex property in Maple Grove, Minnesota. In addition, the Registrant has a thirty percent interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2021 owns one multifamily property in Nashville, Tennessee. Omaha is an affiliate of the Registrant’s general partner.

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

COVID -19

The continuation of the COVID-19 pandemic may affect market conditions in which the Registrant and Omaha operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at December 31, 2021.

Recent Developments and Real Estate Investment Factors

Omaha’s portfolio consists exclusively of older multi-family properties located in secondary and tertiary markets. During 2021 and 2020, physical and economic occupancy remained stable at most of Omaha’s properties. Rent collections were steady during 2021 while lower during the second half of 2020 due to delinquencies from residents negatively impacted by the Covid 19 pandemic economic downturn. Average net rental income increased at Omaha’s remaining property at a rate of 4.5% for 2021 vs. a slight decrease of 0.01% for 2020 (see Item 2 Properties).  Apartment rental rates increased significantly nationally during 2021.

During December 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee for a sale price of $58,760,000. Net sales proceeds were used to first pay selling expenses and retire each property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee in February 2021 to further pay down Omaha’s overall debt. The remaining portion of the sales proceeds were used to pay a distribution of $36,000,000 to its investors. Registrants 30% allocation of the distribution was $10,800,000.

During April 2021, Omaha sold its garden apartment property located in Charleston, South Carolina for a sale price of $47,250,000. Net sales proceeds were used to first pay selling expenses. The remaining net sales proceeds were reserved to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Nashville, Tennessee and to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Aurora, Illinois to payoff Omaha’s long term debt.

During August 2021, Omaha sold one of its garden apartment properties located in Nashville (Antioch), Tennessee for a sales price of $77,234,663. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $73,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $21,900,000.

During November 2021, Omaha sold its garden apartment property located in Aurora, Illinois for a sale price of $34,500,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $52,600,000 to its investors. The Registrant’s 30% allocation of the distribution was $15,780,000.

During December 2021, Omaha sold one of its garden apartment properties located in Nashville (Gallatin), Tennessee for a sale price of $33,300,000. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution to its investors during March 2022.

During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used, along with sales proceeds from the sale of the Omaha property located in Nashville (Gallatin), Tennessee, to pay a distribution to its investors during March 2022 less a cash reserve. Omaha paid a distribution in March 2022 of $90,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $27,000,000.  In March 2022, Registrant declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 21, 2022.  The distribution will be paid in late May 2022.

Omaha reports its investment in its remaining real estate property on a fair value basis based on the sale price of a sale contract Omaha executed in November 2021 less an estimate for selling expenses. For the year ended December 31, 2021 Omaha reported an increase of $19,776,500 (53.4%) in the value of its remaining property vs. December 31, 2020. During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. The total real estate portfolio value of $56,777,000 as of December 31, 2021 consists of the same property which made up Omaha’s portfolio as of December 31, 2020 with the exception of the properties sold during 2021 as referred to above. During 2021 Omaha paid off all of its long term debt. Registrant as of the year ended December 31, 2021 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2021 without any reserve. As of December 31, 2021 Omaha owns only one real estate asset which is unencumbered plus Omaha has sufficient cash reserves. Registrant as of the year ended December 31, 2020 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2020 less a 20% reserve for possible unforeseen disruptions in the property and capital markets. The investment in a 30% non-controlling interest was valued at a discount due to the lack of control and liquidity.

Registrant has only one wholly owned property which is located in Maple Grove, Minnesota. It is 100% leased to a single tenant whose lease expires October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. If the tenant defaulted the Registrant would have no internal source of new funds until the space is released to a new tenant or Registrant receives additional distributions from Omaha. On February 28, 2022, the tenant and Registrant executed the Sixth Amendment (“Amendment”) to the lease. The Amendment extends the term of the lease from October 31, 2024 to October 31, 2031. The Amendment reduces the fixed monthly base rent stipulated in the fifth amendment from November 1, 2021 to October 31, 2024 as follows:

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. Registrant has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a one time right to extend the lease an additional five years. Registrant has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Registrant will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

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

Covid-19

The continuation of the COVID-19 pandemic may affect market conditions in which the Registrant and Omaha operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at December 31, 2021.

General

The Registrant's investments consist of direct or indirect investments in real property and as such will be subject to varying degrees of risk generally incident to the ownership of real estate assets. The underlying value of the Registrant's direct real property and the Registrant's financial condition will be dependent upon its ability to operate the property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. The underlying value of the Registrant's real estate investment will be dependent upon the investment’s managing partner’s ability to operate its remaining property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of ownership and operating expenses. Income from the wholly owned property and the properties of the investments may be adversely affected by changes in national and local economic conditions such as oversupply of industrial flex space or apartments in the Registrant's markets, the attractiveness of the properties to tenants, changes in interest rates and in the availability, cost and terms of mortgage financing, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including natural disasters (which may result in uninsured losses), and other factors which are beyond the control of the Registrant. If the Registrant were unable to promptly renew the leases of a significant number of tenants, re-lease vacant spaces or, if the rental rates upon such renewal or re-letting were significantly lower than expected rates, the Registrant's results of operations, financial condition and ability to make distributions to Unit holders may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The property owned by the Registrant as of December 31, 2021 is as follows:

							Occupancy
		Description			Acquisition	Percent	at	Mortgage
Property	Location	Sq. Ft.	Units	Acres	Date	Ownership	12/31/2021	Payable

Industrial Flex:
	Maple Grove
Eagle Lake Business Center IV	MN	60,000	n/a	5.15	Jun 02	100%	100%	$0
Eagle Lake Business Center IV is 100% leased to a single tenant whose lease expires October 31, 2024. On February 28, 2022
Registrant and tenant executed a lease amendment which, among other issues, extends the lease term to October 31, 2031. See
Recent Developments and Real Estate Factors.

Investment in Sentinel Omaha LLC:
	Nashville
1 garden apartment property	TN	n/a	244	n/a	Sept. 07	30%	98%	n/a

Additional information regarding properties owned by the Registrant:

	2021	2020	2019	2018	2017

Average Occupancy (a)

Eagle Lake Business Center IV (b)	100.00%	100.00%	100.00%	100.00%	100.00%
Investment in Sentinel Omaha, LLC (c)	98.00%	95.00%	95.00%	92.00%	92.00%

Effective Annual Rent (a)

Eagle Lake Business Center IV (b) (d)	$20	$19	$18	$18	$18
Investment in Sentinel Omaha, LLC (c) (e)	$12,026	$11,162	$10,968	$10,126	$10,012

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF PARTNERSHIP INTEREST AND RELATED UNITHOLDER MATTERS

The transfer of Units or Participations (equivalent to one-half Unit) is subject to certain limitations, including the consent of the General Partner. There is no public market for the Units and it is not anticipated that any such public market will develop. The number of Unit holders as of December 31, 2021 was 2,033.

At various times, the Registrant has generated and distributed cash to the Unit holders. Registrant paid a distribution during 2019 to Unit holders of record as of June 1, 2019 in the amount of $400 for each Unit owned. Registrant did not declare a distribution for 2020. Registrant paid a distribution during 2021 to Unit holders of record as of February 1, 2021 in the amount of $1,300 for each Unit owned. Registrant also paid a distribution during 2021 to Unit holders of record as of November 8, 2021 in the amount of $4,700 for each Unit owned. Cumulative distributions since inception have totaled $161,370,350. However, there is no requirement to make such distributions nor can there be any assurance that future operations will generate cash available for distribution.  In March 2022, Registrant declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 21, 2022.  The distribution will be paid in late May 2022.

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

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
		(In Thousands, Except Unit Data)

Income Statement Data:
Rental, Interest and Other Revenues	$1,221	$1,180	$1,131	$1,110	$1,081
Operating Expenses, Less Depreciation and Amortization	(1,618)	(1,595)	(1,559)	(1,468)	(1,418)
Depreciation and Amortization	(164)	(165)	(146)	(171)	(179)

Loss from Operations	(561)	(580)	(574)	(529)	(516)
Equity in Net Income of Investment	19,251	7,637	6,829	5,842	11,320
Reserve for Value of Investment	11,923	(1,527)	314	1,817	1,048

Income from Continuing Operations	30,613	5,530	6,569	7,130	11,852

Gain on Extinguishment of Debt	-	-	-	1,694	-

Net Income	$30,613	$5,530	$6,569	$8,824	$11,852

Income from Continuing Operations per Unit of Partnership Interest:	$3,948	$713	$847	$920	$1,529

Gain on Extinguishment of Debt per Unit of Partnership Interest:	$-	$-	$-	$218	$-

Distributions paid per Unit of Partnership Interest	$6,000	$-	$400	$-	$-

Weighted Average Number of Partnership Units Outstanding	7,754	7,754	7,754	7,754	7,754

Balance Sheet Data at Year End:

Real Estate, net	$3,417	$3,581	$3,746	$3,461	$3,467
Investment in Sentinel Omaha, LLC, net	$30,387	$47,692	$41,582	$42,839	$37,580
Total Assets	$35,925	$51,834	$46,324	$46,646	$43,008
Loan Payable	$-	$-	$-	$-	$5,719
Partners' Equity	$35,662	$51,569	$46,040	$42,571	$33,748

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Registrant is a New York limited partnership formed to engage in acquiring, operating and holding for investment a varying portfolio of real estate interests. The Registrant's initial public offering was in 1971, the year it began operations. As of December 31, 2021, the Registrant owned an industrial flex property in Maple Grove, Minnesota and the Registrant has a thirty percent interest in Sentinel Omaha, LLC. Omaha is a real estate investment company which as of December 31, 2021 owns one multifamily property located in Nashville, Tennessee. Omaha is an affiliate of the Registrant’s general partner.

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

The consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 reflect the operations of one industrial flex property located in Maple Grove, Minnesota as well as a 30% interest in Omaha.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2021.

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

Registrant’s wholly owned property located in Maple Grove, Minnesota is leased 100% to a single tenant whose lease expires October 31, 2024. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees. On February 28, 2022, the tenant and Registrant executed the Sixth Amendment (“Amendment”) to the lease. The Amendment extends the term of the lease from October 31, 2024 to October 31, 2031. The Amendment reduces the fixed monthly base rent stipulated in the fifth amendment from November 1, 2021 to October 31, 2024 as follows:

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. Registrant has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a one time right to extend the lease an additional five years. Registrant has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Registrant will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

Sentinel Omaha LLC’s portfolio as of December 31, 2021 consists of one garden apartment property located in Nashville, Tennessee. Leases are generally one year or less. Tenants generally pay fixed rent plus utilities used by tenant.

Registrant's property is regularly evaluated for impairment. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. If Registrant incorrectly estimates the value of the asset or the undiscounted cash flows, the impairment charges may be different from those, if any, in the consolidated financial statements.

Investment in Sentinel Omaha, LLC

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis. During December 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee for a sale price of $58,760,000. Net sales proceeds were used to first pay selling expenses and retire each property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee in February 2021 to further pay down Omaha’s overall debt. The remaining portion of the sales proceeds were used to pay a distribution of $36,000,000 to its investors. Registrants 30% allocation of the distribution was $10,800,000.

During April 2021, Omaha sold its garden apartment property located in Charleston, South Carolina for a sale prices of $47,250,000. Net sales proceeds were used to first pay selling expenses. The remaining net sales proceeds have been reserved to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Nashville, Tennessee and to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Aurora, Illinois to payoff Omaha’s long term debt.

During August 2021, Omaha sold one of its garden apartment properties located in Nashville (Antioch), Tennessee for a sales price of $77,234,663. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $73,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $21,900,000.

During November 2021, Omaha sold its garden apartment property located in Aurora, Illinois for a sale price of $34,500,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $52,600,000 to its investors. The Registrant’s 30% allocation of the distribution was $15,780,000.

During December 2021, Omaha sold one of its garden apartment properties located in Nashville (Gallatin), Tennessee for a sale price of $33,300,000. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution to its investors during March 2022.

During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used, along with sales proceeds from the sale of the Omaha property located in Nashville (Gallatin), Tennessee, to pay a distribution to its investors during March 2022 less a cash reserve. Omaha paid a distribution in March 2022 of $90,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $27,000,000.  In March 2022, Registrant declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 21, 2022.  The distribution will be paid in late May 2022.

Omaha reports its investment in its remaining real estate property on a fair value basis based on the sale price of a sale contract Omaha executed in November 2021 less an estimate for selling expenses. For the year ended December 31, 2021 Omaha reported an increase of $19,776,500 (53.4%) in the value of its remaining property vs. December 31, 2020. During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. The total real estate portfolio value of $56,777,000 as of December 31, 2021 consists of the same property which made up Omaha’s portfolio as of December 31, 2020 with the exception of the properties sold during 2021 as referred to above. During 2021 Omaha paid off all of its long term debt. Registrant as of the year ended December 31, 2021 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2021 without any reserve. As of December 31, 2021 Omaha owns only one real estate asset which is unencumbered plus Omaha has sufficient cash reserves. Registrant as of the year ended December 31, 2020 recognized a value in the Omaha investment equal to Registrant’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2020 less a 20% reserve for possible unforeseen disruptions in the property and capital markets. The investment in a 30% non-controlling interest was valued at a discount due to the lack of control and liquidity.

For the year ended December 31, 2021, Omaha reported net investment income of $5,706,768 of which the Registrant’s interest was $1,712,030. In addition, Omaha reported net unrealized depreciation of real estate properties and interest rate protection agreements of $15,712,933 of which Registrant’s interest was $4,713,880 for 2021. Also Omaha reported net realized gain on the sale of a real estate property of $74,181,286 of which the Registrant’s interest was 22,254,386.

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

Estimated fair value of the remaining real estate investment of Omaha was determined utilizing Level 2 inputs based upon an executed sale contract.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Pronouncements

None.

CONTRACTUAL OBLIGATIONS

Pursuant to the original investment agreement, Registrant may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, Registrant had cash and cash equivalents of approximately $2,110,000 as compared to approximately $549,000 as of December 31, 2020. Cash and cash equivalents increased during the year ended December 31, 2021 primarily due to distributions received from Omaha combined with cash flow generated from operating activities at Registrant’s wholly owned property. This increase was partially offset by partnership expenses paid and distributions paid to the partners.

As of December 31, 2021, Registrant’s only consistent source of cash is rental income received from the tenant who leases 100% of the leasable space at Registrant’s wholly owned property in Maple Grove. The tenant reimburses Registrant for real estate taxes, insurance and most of the property’s operating expenses leaving a significant portion of the base rent received available to pay capital improvements and partnership administrative expenses.

Inflation and changing prices during the current period did not significantly affect the markets in which the Registrant conducts its business, or the Registrant’s business overall.

Omaha reports its investment in its remaining real estate property on a fair value basis based on the sale price of a sale contract Omaha executed in November 2021 less an estimate for selling expenses. For the year ended December 31, 2021 Omaha reported an increase of $19,776,500 (53.4%) in the value of its remaining property vs. December 31, 2020. During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. The total real estate portfolio value of $56,777,000 as of December 31, 2021 consists of the same property which made up Omaha’s portfolio as of December 31, 2020 with the exception of the properties sold during 2021 as referred to above. During 2021 Omaha paid off all of its long term debt. Although the remaining commercial property owned by the Registrant is 100% occupied, it is occupied by a single tenant. According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.4% in 2021. Registrant may still require a longer time period to replace the tenant at its property should a default occur and the space become vacant.

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

During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee for a sale price of $58,760,000. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. A portion of the remaining net sales proceeds were used in 2021 to retire Omaha’s secured mortgage loan encumbering one of its other garden apartment properties located in Nashville, Tennessee to further pay down Omaha’s debt. The rest of the remaining proceeds were used to pay a distribution to Omaha’s investors in 2021, including $10,800,000 to Registrant. In January 2021, Registrant declared a distribution of $1,300 for a full unit for all partners holding units or participations on February 1, 2021. The distribution was paid on February 28, 2021.

During April 2021, Omaha sold its garden apartment property located in Charleston, South Carolina for a sale prices of $47,250,000. Net sales proceeds were used to first pay selling expenses. The remaining net sales proceeds have been reserved to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Nashville, Tennessee and to retire Omaha’s secured mortgage loan encumbering a garden apartment property located in Aurora, Illinois to payoff Omaha’s long term debt.

During August 2021, Omaha sold one of its garden apartment properties located in Nashville (Antioch), Tennessee for a sales price of $77,234,663. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $73,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $21,900,000.

During November 2021, Omaha sold its garden apartment property located in Aurora, Illinois for a sale price of $34,500,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $52,600,000 to its investors. The Registrant’s 30% allocation of the distribution was $15,780,000.

During December 2021, Omaha sold one of its garden apartment properties located in Nashville (Gallatin), Tennessee for a sale price of $33,300,000. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution to its investors during March 2022.

During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used, along with sales proceeds from the sale of the Omaha property located in Nashville (Gallatin), Tennessee, to pay a distribution to its investors during March 2022 lwess a cash reserve. Omaha paid a distribution in March 2022 of $90,000,000 to its investors. The Registrant’s 30% allocation of the distribution was $27,000,000. In March 2022, Registrant declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 21, 2022.  The distribution will be paid in late May 2022.

MANAGEMENT’S DISCUSSION OF RESULTS OF OPERATIONS

2021 VS. 2020

Total revenues from operations increased $42,000 to approximately $1,222,000 in 2021 from approximately $1,180,000 in 2020 primarily due to higher rental income. Rental income increased due to a scheduled increase in base rent for the tenant at the Maple Grove property. Other income increased due to an increase in real estate tax reimbursement while interest income decreased due to a decrease in cash reserves available for investment.

The Registrant reported a net loss from operations of approximately $561,000 in 2021, a decrease of the loss of $19,000 as compared to a net loss from operations of approximately $580,000 in 2020. Net loss from operations consists of net income from the Maple Grove property combined with partnership income and expenses. The decrease of loss from operations was due to higher total revenues partially offset by higher operating expenses. Total expenses from operations for 2021 increased $22,000 to approximately $1,782,000 from approximately $1,760,000 in 2020, due to increases in professional fees, real estate taxes, utilities and repairs and maintenance expense. This was partially offset by a decrease in management fees.

Omaha reports its investments in real estate properties on a fair value basis. During 2021, Omaha sold four of its garden apartment properties as previously described. Net sales proceeds were used to first pay selling expenses and retire Omaha’s long term debt and make a distribution to Omaha’s investors. For the year ended December 31, 2021 Omaha reported an increase of $19,776,500 (53.4%) in the value of its remaining property vs. December 31, 2020. During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. The total real estate portfolio value of $56,777,000 as of December 31, 2021 consists of the same property which made up Omaha’s portfolio as of December 31, 2020 with the exception of the properties sold during 2021 as referred to above.

Equity in net income of investment increased $11,614,000 to an income of approximately $19,251,000 for 2021 compared to income of approximately $7,637,000 for 2020. During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022.

For additional analysis, please refer to the discussions of the individual properties below.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues increased $32,000, to approximately $1,209,000 in 2021 compared with approximately $1,177,000 in 2020. Net income, which includes deductions for depreciation, increased $13,000 to approximately $725,000 in 2021 from approximately $712,000 in 2020. The property has been 100% leased and occupied by the same single tenant for both years. The increase in total revenue was due to higher rental income combined with higher other income. Rental income increased due to a scheduled increase in base rent for the tenant. Other income increased from 2020 to 2021 due to an increase in real estate tax reimbursement. The increase in net income was due to the increase in revenues partially offset by an increase in operating expenses. The increase in operating expenses was primarily due to increases in real estate taxes of $5,000 and utilities of $8,000.

According to a report by CBRE, the Minneapolis industrial market reported positive absorption, market rates remained steady and vacancy rates remained a low 4.4% in 2021.

Investments

During 2007, the Registrant made a total investment in the amount of $37,200,000 in Omaha representing a thirty percent ownership interest. The Registrant’s investment in Omaha is accounted for at fair value.

On September 18, 2007, Omaha acquired all the outstanding common shares of America First Apartment Investors, Inc., a publicly held real estate investment trust, in a transaction valued at approximately $532 million, including the assumption of outstanding debt and excluding transactions costs. Omaha consisted of 31 wholly owned multifamily residential properties, a wholly owned commercial property and a wholly owned multifamily property that was under development. During 2021, Omaha sold four of its garden apartment properties as previously described. Net sales proceeds were used to first pay selling expenses and retire Omaha’s long term debt and make a distribution to Omaha’s investors. The total real estate portfolio value of $56,777,000 as of December 31, 2021 consists of the same property which made up Omaha’s portfolio as of December 31, 2020 with the exception of the properties sold during 2021 as referred to above.

Omaha reported total revenues for 2021 of approximately $13,663,000. Net investment income before net unrealized appreciation and realized gain was $5,707,000. Major expenses included $216,000 of interest expense, $1,365,000 for repairs and maintenance, $2,120,000 for payroll and $1,618,000 for real estate taxes. In addition, Omaha reported a net unrealized depreciation based on the valuation of the remaining real estate asset and interest rate protection agreements of $15,713,000. Also Omaha reported a realized gain on the sale of four real estate properties of $74,181,000. For the year ended December 31, 2021, the Registrant’s equity interest in the income of Omaha was approximately $19,251,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Chief Financial Officer of the general partner of Registrant have evaluated the disclosure controls and procedures relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)	There have been no changes in the Registrant’s internal controls during the year ended December 31, 2021 that could significantly affect those controls subsequent to the date of evaluation.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

The directors and executive officers of the General Partner who are active in the Registrant's operations are:

Name	Age	Position

Michael F. Streicker	45	Director

Leland J. Roth	58	President & Director

George N. Tietjen III	61	Chief Executive Officer

John H. Zoeller	62	Chief Financial Officer and Director

Joseph Stein	51	Treasurer

Martin Cawley	65	Vice President

Mr. Streicker joined the General Partner in 2003 and serves as a Director. He is President of the parent company, The Sentinel Corporation.

Mr. Roth joined the General Partner in 1994 and serves as its President and Director. He is a certified public accountant with over 35 years of real estate related financial, accounting and reporting experience.

Mr. Tietjen joined the General Partner in 1990 and served as its Chief Accounting Officer until 2006 and Chief Financial Officer and Treasurer from 2004 to 2007. He is a certified public accountant with over 36 years of real estate related financial, management, accounting and reporting experience.

Mr. Zoeller joined the General Partner in 1994 and serves as its principal financial and accounting officer. He is a certified public accountant with over 39 years of real estate related financial, accounting and reporting experience.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

At December 31, 2021, an institutional investor of record owned 7.13% of the outstanding Units of Limited Partnership Interests. On January 13, 1993, a group of Unit holders of record, including the institutional investor referred to above, entered into a collective agreement with respect to their ownership interest in the Registrant. The aggregate number of Units beneficially owned by the group is 606 Units, representing 7.8% of the total number of outstanding Units of Limited Partnership Interest on that date. Each Unit holder has disclaimed beneficial ownership of all Units owned by the other Unit holders in this group. The foregoing information is based upon a 13-D filing made by the respective Unit holders.

(b)

As of December 31, 2021, none of the Directors of the General Partner owned any outstanding Units of Limited Partnership Interest. No Officers or Directors of SHC owned any outstanding Units of Limited Partnership Interest. SRE Clearing Services, Inc., an affiliate of the General Partner, owned 4,053.5 Units of Limited Partnership Interest, representing 52.3% of the outstanding number of Units on December 31, 2021. In accordance with SEC regulations, SRE Clearing Services, Inc. filed Form 13-D/A on June 4, 2021, when the total number of Units held reached 52% of the outstanding number of Units.

(c)	During the year ended December 31, 2021, there were no changes in control of the Registrant or the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner, among other things, furnishes services and advice to the Registrant and is paid a variable annual fee for such services based on calculations prescribed in the Registrant's Partnership Agreement. For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the Partnership Agreement. The management fee amounted to $996,741, $1,018,617 and $1,007,137 for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the Partnership Agreement. No such amounts were due for the years ended December 31, 2021, 2020 or 2019.

Certain affiliates of the General Partner oversee the management and operations of various real estate properties, including those owned by the Registrant. Services performed by these affiliates applicable to the Registrant's properties are billed at actual or allocated cost, or percentage of revenues. The costs of such services are believed to be competitive with charges for similar services provided by unrelated management companies. Fees charged by these affiliates totaled $59,800, $58,587 and $56,734 in 2021, 2020, and 2019, respectively.

In 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2021, 2020 and 2019 were $54,000 each year.

During 2019 the Registrant had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

In 2007 the Registrant made an investment of $37,200,000, representing a thirty percent ownership interest in Omaha. For the years 2021, 2020 and 2019, the Registrant’s equity interest in the net income of Omaha was approximately $19,251,000, $7,637,000 and $6,829,000, respectively.

Reference is made to Items 10 and 11, and Notes 3, 5, 6 and 9 in the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in Registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $107,500 and $104,000 for each of the years ended December 31, 2021 and 2020, respectively.

2.

Audit-Related Fees. No fees were billed by the principal accountant during the years ended December 31, 2021 and 2020 for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements that are not reported under subparagraph (1) of this section.

3.

Tax Fees. The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $16,100 and $15,000 for the years ended December 31, 2021 and 2020, respectively. This work included reviewing year-end tax projections as well as the Registrant’s tax returns prepared by the Registrant for the respective years.

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

(ii) Not Applicable.

6.	Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements - The Registrant's 2021 Annual Audited Consolidated Financial Statements are included in this Annual Report on Form 10-K.

(2)

Financial statement schedules - See Index to Consolidated Financial Statement Schedules on page 22. All other financial statement schedules are inapplicable or the required subject matter is contained in the consolidated financial statements or notes thereto.

(b)	Exhibits -

Exhibit No.	Description
3.1	Agreement of Limited Partnership
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Sentinel Omaha, LLC December 31, 2021

101.INS **	Inline XBRL Instance
101.SCH **	Inline XBRL Taxonomy Extension Schema
101.CAL **	Inline XBRL Taxonomy Extension Calculation
101.DEF **	Inline XBRL Taxonomy Extension Definition
101.LAB **	Inline XBRL Taxonomy Extension Labels
101.PRE **	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

SB PARTNERS

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Chief Executive Officer
Dated: March 30, 2022	By:	/s/ George N. Tietjen III
George N. Tietjen III

Principal Financial & Accounting Officer
Dated: March 30, 2022	By:	/s/ John H. Zoeller
John H. Zoeller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ George N. Tietjen III	Chief Executive Officer	March 30, 2022
George N. Tietjen III

Chief Financial Officer
/s/ John H. Zoeller	(Principal Financial & Accounting Officer)	March 30, 2022
John H. Zoeller

SB PARTNERS

ITEMS 8 and 14 (a) (1) and (2)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	24

Consolidated Balance Sheets as of December 31, 2021 and 2020	25

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	26

Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019	27

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	28

Notes to Consolidated Financial Statements	29 – 37

Supplemental Financial Statement schedule:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021	38 - 39

Report of Independent Registered Public Accounting Firm

To the Partners

SB Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Partners and subsidiaries (collectively, the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule of Real Estate and Accumulated Depreciation as of December 31, 2021 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the general partner and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.  We determined that there were no critical audit matters.

/s/ PKF O’Connor Davies, LLP

Shelton, Connecticut

PCAOB ID: 127

March 29, 2022

We have served as the Partnership’s auditor since 2006.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	5,671,101	5,671,101
Less - accumulated depreciation	(2,724,450)	(2,559,959)
	3,416,651	3,581,142

Investment in Sentinel Omaha, LLC, net of reserve for fair value of $0 and $11,923,033 at December 31, 2021 and 2020, respectively	30,386,569	47,692,106
	33,803,220	51,273,248

Other Assets -
Cash and cash equivalents	2,109,596	549,195
Other	11,688	11,198

Total assets	$35,924,504	$51,833,641

Liabilities:
Accounts payable	$149,992	$154,636
Tenant security deposit	112,606	109,808

Total liabilities	262,598	264,444

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	35,675,742	51,580,982
General partner - 1 unit	(13,836)	(11,785)

Total partners' equity	35,661,906	51,569,197

Total liabilities and partners' equity	$35,924,504	$51,833,641

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$1,209,178	$1,177,488	$1,126,745
Interest income	12,385	2,230	4,739

Total revenues	1,221,563	1,179,718	1,131,484

Expenses:
Real estate operating expenses	328,407	312,558	304,542
Depreciation	164,491	164,508	146,261
Real estate taxes	146,833	141,572	129,556
Management fees	996,741	1,018,617	1,007,137
Other	145,845	122,783	117,545

Total expenses	1,782,317	1,760,038	1,705,041

Loss from operations	(560,754)	(580,320)	(573,557)

Equity in net income of investment	19,251,430	7,637,437	6,829,088

(Increase) decrease in reserve for value of investment	11,923,033	(1,527,488)	314,179

Net income	30,613,709	5,529,629	6,569,710

Income allocated to general partner	3,949	713	847

Income allocated to limited partners	$30,609,760	$5,528,916	$6,568,863

Income per unit of limited partnership interest (basic and diluted)

Net income	$3,948.63	$713.22	$847.38

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2021, 2020 and 2019

Limited Partners:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	7,753	$119,968,973	$(111,721,586)	$34,336,816	$42,584,203
Net income for the year	-	-	-	6,568,863	6,568,863
Distribution paid	-	-	(3,101,000)	-	(3,101,000)
Balance, December 31, 2019	7,753	119,968,973	(114,822,586)	40,905,679	46,052,066
Net income for the year	-	-	-	5,528,916	5,528,916
Balance, December 31, 2020	7,753	119,968,973	(114,822,586)	46,434,595	51,580,982
Net income for the year	-	-	-	30,609,760	30,609,760
Distribution paid	-	-	(46,515,000)	-	(46,515,000)
Balance, December 31, 2021	7,753	$119,968,973	$(161,337,586)	$77,044,355	$35,675,742

General Partner:
	Units of Partnership Interest

	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2019	1	$10,000	$(26,364)	$3,419	$(12,945)
Net income for the year	-	-	-	847	847
Distribution paid	-	-	(400)	-	(400)
Balance, December 31, 2019	1	10,000	(26,764)	4,266	(12,498)
Net income for the year	-	-	-	713	713
Balance, December 31, 2020	1	10,000	(26,764)	4,979	(11,785)
Net income for the year	-	-	-	3,949	3,949
Distribution paid	-	-	(6,000)	-	(6,000)
Balance, December 31, 2021	1	$10,000	$(32,764)	$8,928	$(13,836)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019

Cash Flows From Operating Activities:
Net income	$30,613,709	$5,529,629	$6,569,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) of investment	(19,251,430)	(7,637,437)	(6,829,088)
(Decrease) increase in reserve for value of investment	(11,923,033)	1,527,488	(314,179)
Depreciation and amortization	164,491	164,508	146,261
Net (increase) in other assets	(490)	(2,455)	(954)
Net (decrease) in accounts payable	(4,644)	(22,960)	(384,204)
Net increase in tenant security deposit	2,798	2,798	2,798
Net (decrease) in accrued expenses	-	-	(3,408,317)
Distributions from investment in Sentinel Omaha, LLC	41,280,000	-	8,400,000

Net cash provided by (used in) operating activities	40,881,401	(438,429)	4,182,027

Cash Flows From Investing Activities:
Return of investment in Sentinel Omaha, LLC	7,200,000	-	-
Capital additions to real estate owned	-	-	(431,242)

Net cash (provided by) used in investing activities	7,200,000	-	(431,242)

Cash Flows From Financing Activities:
Distribution paid to partners	(46,521,000)	-	(3,101,400)

Net cash used in financing activities	(46,521,000)	-	(3,101,400)

Net change in cash and cash equivalents	1,560,401	(438,429)	649,385

Cash and cash equivalents at beginning of period	549,195	987,624	338,239

Cash and cash equivalents at end of period	$2,109,596	$549,195	$987,624

See notes to consolidated financial statements

SB PARTNERS

Notes to Consolidated Financial Statements

(1)	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

	Years
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

(d)

Real estate properties are regularly evaluated on a property by property basis to determine if it is appropriate to write down carrying values to recognize an impairment of value. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from the sale of the property. In the event such sum is less than the net carrying value of the property, the property will be written down to estimated fair value. Based on the Partnership’s long-term hold strategy for its investments in real estate, the carrying value of its property at December 31, 2021 is estimated to be fully realizable.

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

The Partnership has elected to classify distributions received from equity method investees using the cumulative earnings approach. Accordingly, distributions received from equity method investees are classified as cash inflows from operating activities and returns of investment are classified as cash inflows from investing activities on the accompanying Consolidated Statements of Cash Flows.

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

The continuation of the COVID-19 pandemic may affect market conditions in which the Partnership and Omaha operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at December 31, 2021.

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

The following table provides a disaggregation of rental income recognized by the Partnership for each of the three years in the period ended December 31, 2021:

	2021	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$833,923	$809,632	$772,617
Variable lease income (Recoverable Costs)	375,255	367,856	354,128

Total Rental Income	$1,209,178	$1,177,488	$1,126,745

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

For these services, the General Partner receives a management fee equal to 2% of the average amount of capital invested in real estate plus cumulative mortgage amortization payments, and 0.5% of capital not invested in real estate, as defined in the partnership agreement. The management fee amounted to $996,741, $1,018,617 and $1,007,137 for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, the General Partner is entitled to 25% of cash distributions in excess of the annual distribution preference, as defined in the partnership agreement. No such amounts were due for the years ended December 31, 2021, 2020 or 2019.

(5)	INVESTMENTS IN REAL ESTATE

During 2021 and 2020 the Partnership owned an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of December 31, 2021 and 2020:

				Real Estate at Cost
	No. of	Year of
Type	Prop.	Acquisition	Description	12/31/21	12/31/20

Industrial flex property	1	2002	60,345 sf	$6,141,101	$6,141,101

Less: accumulated depreciation				(2,724,450)	(2,559,959)

Net book value				$3,416,651	$3,581,142

On February 28, 2022, the tenant and the Partnership executed the Sixth Amendment (“Amendment”) to the lease. The Amendment extends the term of the lease from October 31, 2024 to October 31, 2031. The Amendment reduces the fixed monthly base rent stipulated in the fifth amendment from November 1, 2021 to October 31, 2024 as follows:

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. The Partnership has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a one time right to extend the lease an additional five years. The Partnership has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Partnership will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value during the year ended December 31, 2021 and 2020:

	Level 2:
	Significant
	Unobservable	2021
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$30,386,569	$30,386,569
Reserve for fair value of investment	-	-

Total assets	$30,386,569	$30,386,569

	Level 3:
	Significant
	Unobservable	2020
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$59,615,139	$59,615,139
Reserve for fair value of investment	(11,923,033)	(11,923,033)

Total assets	$47,692,106	$47,692,106

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 2 for 2021 and Level 3 for 2020 during the years ended December 31, 2021 and 2020:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2020	$51,977,702	$(10,395,545)	$41,582,157
Equity in net income of investment	7,637,437	-	7,637,437
Distribution from investment	-	-	-
Increase in reserve	-	(1,527,488)	(1,527,488)
Balance at December 31, 2020	59,615,139	(11,923,033)	47,692,106
Equity in net income of investment	19,251,430	-	19,251,430
Distribution from investment	(48,480,000)	-	(48,480,000)
Decrease in reserve	-	11,923,033	11,923,033
Balance at December 31, 2021	$30,386,569	$-	$30,386,569

As of December 31, 2020 the Partnership had recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2020 less a 20% reserve. The investment in a 30% non-controlling interest would still be valued at a discount due to the lack of control and liquidity. During 2021 Omaha sold all but one of its real estate properties and paid off all of its long term debt. The Partnership as of the year ended December 31, 2021 recognized a value in the Omaha investment equal to the Partnership’s 30% portion of the equity reported on Omaha’s balance sheet as of December 31, 2021 without any reserve due to Omaha owning only one real estate asset and its cash reserves.

(7)	INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 representing a thirty percent ownership interest in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company which as of December 31, 2021 owns one multifamily property in Nashville, Tennessee. During November 2021 Omaha executed a contract to sell its remaining real estate property. The sale closed during January 2022. Omaha is an affiliate of the Partnership’s general partner. The Omaha annual audited financial statements are filed as an exhibit to the Partnership’s annual Form 10-K filed with the SEC.

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

The following are the audited condensed financial statements (000’s omitted) of Omaha as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021:

Balance Sheet	2021	2020

Investment in real estate properties, at fair value	$56,777	$190,600
Cash and cash equivalents	37,268	49,699
Other assets	7,865	11,616
Debt	-	(49,880)
Other liabilities	(617)	(3,318)
Members' equity	$101,293	$198,717

Statement of Operations	2021	2020	2019

Rent and other income	$13,663	$24,239	$26,602
Real estate operating expenses	(7,492)	(12,090)	(12,618)
Other expenses	(464)	(1,563)	(3,489)
Net unrealized (losses)	(15,713)	(8,286)	(1,366)
Net realized gain	74,181	23,158	13,635

Net increase in net assets	$64,175	$25,458	$22,764

During 2020, Omaha sold one of its garden apartment properties located in Nashville, Tennessee. Net sales proceeds were used to first pay selling expenses and retire the property’s related secured mortgage loan. Remaining net sales proceeds were used to pay a distribution to its investors in January 2021, including $10,800,000 to the Partnership, and to retire Omaha’s secured mortgage loan encumbering another garden apartment property located in Nashville, Tennessee to further pay down Omaha’s overall debt.

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

During August 2021, Omaha sold one of its garden apartment properties located in Nashville (Antioch), Tennessee for a sales price of $77,234,663. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $73,000,000 to its investors. The Partnership’s 30% allocation of the distribution was $21,900,000.

During October 2021, Omaha sold its garden apartment property located in Aurora, Illinois for a sale price of $34,500,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution of $52,600,000 to its investors. The Partnership’s 30% allocation of the distribution was $15,780,000.

During December 2021, Omaha sold one of its garden apartment properties located in Nashville (Gallatin), Tennessee for a sale price of $33,300,000. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used to pay a distribution to its investors during March 2022.

During November 2021, Omaha executed a contract to sell its remaining property for a sale price of $57,350,000. The sale was completed on January 13, 2022. Net sales proceeds were used to pay selling expenses. The remaining portion of the sales proceeds were used, along with sales proceeds from the sale of the Omaha property located in Nashville (Gallatin), Tennessee, to pay a distribution to its investors during March 2022 less a cash reserve. Omaha paid a distribution in March 2022 of $90,000,000 to its investors. The Partnership’s 30% allocation of the distribution was $27,000,000. In March 2022, the Partnership declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 21, 2022.  The distribution will be paid in late May 2022.

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

Estimated fair value was determined utilizing Level 2 inputs based upon sales contracts or bona fide sales offers.

The investment in Omaha is not consolidated because other investors have substantive ownership and participative rights regarding Omaha’s operations and therefore control does not vest in the Partnership. Were the Partnership deemed to control Omaha, it would have to be consolidated and therefore would impact the financial statements and related ratios.

The value of Omaha’s remaining real estate property has been prepared based on the sale price stated in the sale contract executed in November 2021 less estimated selling expenses.

(8)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues from		Net Income (Loss) per	Equity in Net
	Continuing	Net	Unit of Limited	Income (Loss)
Year ended December 31, 2021	Operations	Income (Loss)	Partnership Interest	of Investment

First Quarter	$304,628	$4,679,311	$603.55	$3,318,451
Second Quarter	303,623	2,094,249	270.12	2,794,433
Third Quarter	302,288	8,675,958	1,119.05	5,550,026
Fourth Quarter	311,024	15,164,191	1,955.91	7,588,520

Year ended December 31, 2020

First Quarter	$293,365	$250,359	$32.29	$484,477
Second Quarter	295,300	(491,128)	(63.35)	(442,722)
Third Quarter	293,529	92,443	11.92	315,222
Fourth Quarter	297,524	5,677,955	732.36	7,280,460

(9)	FEDERAL INCOME TAX INFORMATION (UNAUDITED)

A reconciliation of net income for financial reporting purposes to net income for Federal income tax reporting purposes is as follows:

	For the Years Ended December 31,
	2021	2020	2019

Net income for financial reporting purposes	$30,613,709	$5,529,629	$6,569,710

Difference between tax and financial statement equity in net income/loss of investment	4,149,359	6,077,663	4,175,809

Difference between accrued investment management fees, mortgage interest and partnership administrative expenses recognized for tax purposes	0	0	(3,734,253)

Difference between tax and financial statement depreciation	8,230	8,251	8,712

Net income for Federal income tax reporting purposes	$34,771,298	$11,615,543	$7,019,978

Net ordinary income (loss) for Federal income tax reporting purposes	$2,727,798	$2,054,910	$(1,173,621)
Net capital (Sec. 1231) gain for Federal income tax reporting purposes	32,043,500	9,560,633	8,193,599

	$34,771,298	$11,615,543	$7,019,978

Weighted average number of units of limited partnership interest outstanding	7,753	7,753	7,753

As of December 31, 2021 and 2020, the tax bases of the Partnership's assets and liabilities were approximately $35,323,360 and $51,969,171 of assets, and $262,598, and $264,404 of liabilities, respectively.

(10)	MANAGEMENT SERVICES

Certain affiliates of the General Partner oversee the management and operation of various real estate properties, including those owned by the Partnership. Services performed by affiliates are billed at actual or allocated cost, percentage of revenues or net equity. For the years ended December 31, 2021, 2020 and 2019 billings to the Partnership amounting to $59,800, $58,587 and $56,734, respectively, and are included in real estate operating expenses.

During 2012 an affiliate of the General Partner commenced maintaining and updating the investor database and preparing the tax K-1 forms and related schedules which previously had been prepared by an unaffiliated company. The fee charged by the affiliate for the similar service is lower than the fee previously charged by the unaffiliated company. Fees charged for 2021, 2020 and 2019 were $54,000 each year.

During 2019 the Partnership had the roof of its wholly owned property located in Maple Grove, Minnesota replaced. In accordance with the management agreement, an affiliate of the General Partner was paid a construction supervision fee for the supervision of the capital project in the amount of $16,547.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash, cash equivalents, other assets, accounts payable and other liabilities. The carrying amount of cash, cash equivalents, other assets, accounts payable and other liabilities are reasonable estimates of fair value.

(12)	COMMITMENTS AND CONTINGENCIES

The Partnership is a party to certain actions directly arising from its normal business operations. While the ultimate outcome is not presently determinable with certainty, the Partnership believes that the resolution of these matters will not have a material adverse effect on its financial statements.

The Partnership leases its property to a tenant under an operating lease agreement, which requires the tenant to pay all or part of certain operating and other expenses of the property. The minimum future rentals to be received in respect of non-cancelable commercial operating leases with unexpired terms in excess of one year as of December 31, 2021 are $758,080 for 2022, $780,826 for 2023, $804,256 for 2024, $828,378 for 2025 and $853,232 for 2026 and $3,676,683 thereafter. These amounts include the minimum rents from the tenant leasing 100% of the space at Eagle Lake IV.

Pursuant to the original investment agreement, the Partnership may be called upon to contribute, in cash, an additional $3,720,000 to the capital of Omaha, as and when required, as determined by the Manager. In addition, the Partnership shall not have any liability to restore any negative balance in its capital account.

(13)	SUBSEQUENT EVENTS

On February 28, 2022, the tenant and the Partnership executed the Sixth Amendment (“Amendment”) to the lease. The Amendment extends the term of the lease from October 31, 2024 to October 31, 2031. The Amendment reduces the fixed monthly base rent stipulated in the fifth amendment from November 1, 2021 to October 31, 2024 as follows:

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. The Partnership has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a one time right to extend the lease an additional five years. The Partnership has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Partnership will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021

Column A	Column B		Column C		Column D
		Initial Cost to the Registrant			Costs
Capitalized
			Buildings and		Subsequent
Description	Encumbrances	Land	Improvements	Total	to Acquisition

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$-	$470,000	$4,243,385	$4,713,385	$1,427,716

Column A		Column E		Column F

Gross amount at which Carried at End of Year
(Notes a & c)
Accumulated
		Buildings and		Depreciation
Description	Land	Improvements	Total	(Notes b & d)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	$470,000	$5,671,101	$6,141,101	$2,724,450

SB PARTNERS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
DECEMBER 31, 2021

Column A	Column G	Column H	Column I

Life on which
Depreciation in
Latest Statement
	Date of	Date	of Operations
Description	Construction	Acquired	is Computed (years)

INDUSTRIAL FLEX
Minnesota -
Maple Grove (Eagle Lake Business Center IV)	2000	Jun 2002	7	to	39

NOTES TO SCHEDULE III:

	2021	2020	2019

(a) Reconciliation of amounts shown in Column E:
Balance at beginning of year	$6,141,101	$6,141,101	$5,709,859
Additions -
Cost of improvements	0	0	431,242

Deductions -
Sales	0	0	0

Balance at end of year	$6,141,101	$6,141,101	$6,141,101

(b) Reconciliation of amounts shown in Column F:
Balance at beginning of year	$2,559,959	$2,395,451	$2,249,190
Additions -
Depreciation expense for the year	164,491	164,508	146,261

Deductions -
Sales	0	0	0

	$2,724,450	$2,559,959	$2,395,451

(c) Aggregate cost basis for Federal income tax reporting purposes	$5,648,218	$5,648,218	$5,648,222

(d) Accumulated depreciation for Federal income tax reporting purposes	$2,548,986	$2,424,429	$2,299,877