Form 10-Q
period 2022-03-31
SB PARTNERS
filed 2022-05-16
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

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

☐ large accelerated filer    ☐ accelerated filer    ☒ non-accelerated filer    ☐ small reporting company   ☐emerging growth company

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

Not Applicable

SB PARTNERS

INDEX

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2022	2021

Assets:
Investments -
Real estate, at cost
Land	$470,000	$470,000
Buildings, furnishings and improvements	6,152,351	5,671,101
Less - accumulated depreciation	(2,765,573)	(2,724,450)
	3,856,778	3,416,651

Investment in Sentinel Omaha, LLC	3,355,473	30,386,569
	7,212,251	33,803,220

Other Assets -
Cash and cash equivalents	28,609,248	2,109,596
Other	6,824	11,688

Total assets	$35,828,323	$35,924,504

Liabilities:
Accounts payable	$228,833	$149,992
Tenant security deposit	-	112,606
Distribution payable	25,586,550	-

Total liabilities	25,815,383	262,598

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	10,030,084	35,675,742
General partner - 1 unit	(17,144)	(13,836)

Total partners' equity	10,012,940	35,661,906

Total liabilities and partners' equity	$35,828,323	$35,924,504

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$274,891	$302,623
Interest income	641	2,005

Total revenues	275,532	304,628

Expenses:
Real estate operating expenses	83,785	78,070
Depreciation	41,123	41,123
Real estate taxes	39,680	39,927
Management fees	110,364	248,122
Other	31,900	32,820

Total expenses	306,852	440,062

Loss from operations	(31,320)	(135,434)

Equity in net income (loss) of investment	(31,096)	3,318,451

Decrease in reserve for value of investment	-	1,496,294

Net income (loss)	(62,416)	4,679,311

Income (loss) allocated to general partner	(8)	604

Income (loss) allocated to limited partners	$(62,408)	$4,678,707

Income (loss) per unit of limited partnership interest (basic and diluted)

Net income (loss)	$(8.05)	$603.55

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

Limited Partners:

	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	7,753	$119,968,973	$(161,337,586)	$77,044,355	$35,675,742
Net (loss) for the three months ended March 31, 2022	-	-	-	(62,408)	(62,408)
Distribution	-	-	(25,583,250)	-	(25,583,250)
Balance, March 31, 2022	7,753	$119,968,973	$(186,920,836)	$76,981,947	$10,030,084

Balance, January 1, 2021	7,753	$119,968,973	$(114,822,586)	$46,434,595	$51,580,982
Net income for the three months ended March 31, 2021	-	-	-	4,678,707	4,678,707
Distribution	-	-	(10,078,250)	-	(10,078,250)
Balance, March 31, 2021	7,753	$119,968,973	$(124,900,836)	$51,113,302	$46,181,439

General Partner:

	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	1	$10,000	$(32,764)	$8,928	$(13,836)
Net (loss) for the three months ended March 31, 2022	-	-	-	(8)	(8)
Distribution	-	-	(3,300)	-	(3,300)
Balance, March 31, 2022	1	$10,000	$(36,064)	$8,920	$(17,144)

Balance, January 1, 2021	1	$10,000	$(26,764)	$4,979	$(11,785)
Net income for the three months ended March 31, 2021	-	-	-	604	604
Distribution	-	-	(1,300)	-	(1,300)
Balance, March 31, 2021	1	$10,000	$(28,064)	$5,583	$(12,481)

See notes to consolidated financial statements.

SB PARTNERS
(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows From Operating Activities:
Net income (loss)	$(62,416)	$4,679,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss (income) of investment	31,096	(3,318,451)
(Decrease) in reserve for value of investment	-	(1,496,294)
Depreciation	41,123	41,123
Net decrease in other assets	4,864	4,164
Net increase (decrease) in accounts payable	78,841	62,793
Net (decrease) in tenant security deposit	(112,606)	-
Distributions from investment in Sentinel Omaha, LLC	-	10,800,000

Net cash provided by (used in ) operating activities	(19,098)	10,772,646

Cash Flows From Investing Activities:
Return of investment in Sentinel Omaha	27,000,000
Capital additions to real estate owned	(481,250)	-

Net cash provided by investing activities	26,518,750	-

Cash Flows From Financing Activities:
Distribution paid to partners	-	(10,079,550)

Net cash used in financing activities	-	(10,079,550)

Net change in cash and cash equivalents	26,499,652	693,096

Cash and cash equivalents at beginning of period	2,109,596	549,195

Cash and cash equivalents at end of period	$28,609,248	$1,242,291

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

The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2021.

(2)	COVID-19

The continuation of the COVID-19 pandemic may affect market conditions in which the Registrant and Omaha operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at March 31, 2022.

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

The following table provides a disaggregation of rental income recognized by the Partnership for the three months ended March 31, 2022 and 2021:

	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$213,667	$207,443
Variable lease income (Recoverable Costs)	61,224	95,180

Total Rental Income	$274,891	$302,623

(4)	INVESTMENTS IN REAL ESTATE

As of March 31, 2022, the Partnership owns an industrial flex property in Maple Grove, Minnesota. The following is the cost basis and accumulated depreciation of the real estate investment owned by the Partnership as of March 31, 2022 and December 31, 2021.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	3/31/2022	12/31/2021

Industrial flex property	1	2002	60,345 sf	$6,622,351	$6,141,101

Less: Accumulated depreciation				(2,765,573)	(2,724,450)

Investment in real estate				$3,856,778	$3,416,651

The Partnership’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2031. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses the Partnership for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of March 31, 2022 and December 31, 2021:

	Level 2:	March 31,
	Significant	2022
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$3,355,473	$3,355,473

Total assets	$3,355,473	$3,355,473

	Level 2:	December 31,
	Significant	2021
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$30,386,569	$30,386,569

Total assets	$30,386,569	$30,386,569

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 2) during the periods ended March 31, 2022 and December 31, 2021:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2021	$59,615,139	$(11,923,033)	$47,692,106
Equity in net income of investment	19,251,430	-	19,251,430
Distribution from investment	(48,480,000)	-	(48,480,000)
Decrease in reserve	-	11,923,033	11,923,033
Balance at December 31, 2021	30,386,569	-	30,386,569
Equity in net (loss) of investment	(31,096)	-	(31,096)
Distribution from investment	(27,000,000)	-	(27,000,000)
Balance at March 31, 2022	$3,355,473	$-	$3,355,473

(6) INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company. During the quarter ended March 31, 2022 Omaha sold its last real estate property. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

During the quarter ended March 31, 2022, Omaha paid a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000

The following are the condensed financial statements (000’s omitted) of Omaha as of March 31, 2022 and December 31, 2021 and the three months ended March 31, 2022 and 2021.

	(Unaudited)	(Audited)
Balance Sheet	March 31, 2022	December 31, 2021

Investment in real estate, net	$-	$56,777
Cash and cash equivalents	8,962	37,268
Other assets	2,320	7,865
Other liabilities	(99)	(617)
Members equity	$11,183	$101,293

	(Unaudited)	(Unaudited)
Statement of Operations	March 31, 2022	March 31, 2021

Rent and other income	$139	$4,890
Real estate operating expenses	(235)	(2,417)
Other expenses	(17)	(160)
Net realized income	34,412	-
Net unrealized income (losses)	(34,409)	8,749

Net increase (decrease) in net assets	$(110)	$11,062

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

During November 2021, Omaha sold its garden apartment property located in Aurora, Illinois for a sale price of $34,500,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used along with cash reserves to pay a distribution of $52,600,000 to its investors. The Partnership’s 30% allocation of the distribution was $18,410,000.

During January 2022 sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses. The remaining portion of the sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Partnership’s 30% allocation of the distribution was $27,000,000.

(7) DISTRIBUTION PAYABLE

On March 22, 2022 the General Partner declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 22, 2022. The distribution will be paid during June 2022.

(8) SUBSEQUENT EVENTS

In April 2022 the General Partner engaged a brokerage firm to commenced marketing its industrial flex property located in Maple Grove, Minnesota for a sale.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

General

The consolidated financial statements for the three months ended March 31, 2022 and 2021 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota and a 30% interest in Omaha.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2031. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. The Partnership has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a onetime right to extend the lease an additional five years. The Partnership has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Partnership will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000. As of March 31, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

COVID-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment.

Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported value at March 31, 2022.

Results of Operations

Total revenues from continuing operations for the three months ended March 31, 2022 decreased $29,000 to approximately $276,000 as compared to approximately $305,000 for the three months ended March 31, 2021. Total revenues decreased due to a decrease in other income and interest income partially offset by an increase in base rental income. Other income decreased due to an adjustment made for operating expenses charged to the tenant in a prior year partially offset by an increase for real estate taxes charged back to the tenant in a prior year. Interest income decreased slightly due to lower cash balances invested during 2022. Base rental income increased $6,000 to approximately $214,000 for the three months ended March 31, 2022 as compared to the same period in 2021 due to a scheduled increase in base rent at Registrant’s property located in Maple Grove, MN.

The Registrant reported a net loss from operations of approximately $31,000 for the three months ended March 31, 2022, a decrease of loss of $104,000 as compared to a net loss from operations of approximately $135,000 for the same period in 2021. Net loss from operations consists of net income from the Maple Grove property offset by partnership income and expenses. The decrease of loss from operations was primarily due to lower total expense partially offset by lower total income. Total expenses from operations for 2022 decreased $133,000 to approximately $307,000 from approximately $440,000 in 2021, due primarily to a decrease in investment management fees of $138,000.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis.

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000. As of March 31, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

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

CRITICAL ACCOUNTING POLICIES

The Registrant’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to such policies in 2022. There are no accounting pronouncements or interpretations that have been issued, but not yet adopted, that Registrant believes will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Registrant had cash and cash equivalents of approximately $28,609,000. These balances are approximately $26,499,000 higher than cash and cash equivalents held on December 31, 2021. Cash and cash equivalents increased during the three months ended March 31, 2022 due to a distribution from Omaha added to cash reserves.

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

In March 2022 the General Partner declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 22, 2022. The distribution will be paid during June 2022.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended March 31, 2022 decreased $28,000 to approximately $275,000 as compared to approximately $303,000 for the three months ended March 31, 2021. Total revenues decreased due to a decrease in other income partially offset by an increase in base rental income. Other income decreased due to an adjustment made for operating expenses charged to the tenant in a prior year partially offset by an increase for real estate taxes charged back to the tenant in a prior year. Base rental income increased $6,000 to approximately $214,000 for the three months ended March 31, 2022 as compared to the same period in 2021 due to a scheduled increase in base rent. Net operating income, which includes deductions for depreciation, decreased $37,000 for the three months ended March 31, 2022 as compared to the same period in 2021. Net operating income decreased due to lower total revenue combined with higher operating expenses. Operating expenses were higher due to higher repairs and maintenance and administrative expense.

Investment in Sentinel Omaha, LLC

Comparison of three months ended March 31, 2022 to March 31, 2021:

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Omaha’s total revenues for the three months ended March 31, 2022 were approximately $139,000. The loss before net unrealized losses and realized gains was approximately $112,000. Major expenses included approximately $88,000 for payroll, and $31,000 for utilities. Omaha reported net change in unrealized losses of approximately $34,409,000 and a realized gain of approximately $34,412,000 resulting in a net decrease in net assets of approximately $110,000. For the three months ended March 31, 2022, the Registrant’s 30% equity interest in the loss of Omaha was approximately $31,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2022 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: May 13, 2022	By:	George N Tietjen III
/s/ George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: May 13, 2022	By:	John H. Zoeller
/s/ John H. Zoeller
Chief Financial Officer