Form 10-Q
period 2022-06-30
SB PARTNERS
filed 2022-08-15
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Wright Street, Suite 107, Westport, CT.	06880
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022 (Unaudited)	2021

Assets:
Investments -
Real estate held for sale	$3,856,778	$3,416,651

Investment in Sentinel Omaha, LLC	3,354,346	30,386,569
	7,211,124	33,803,220

Other Assets -
Cash and cash equivalents	2,809,150	2,109,596
Other assets	1,471	16,006
Other assets in discontinued operation	48,424	7,295

Total assets	$10,070,169	$35,936,117

Liabilities:
Accounts payable	$30,405	$117,685
Other liabilities in discontinued operation	709	156,526

Total liabilities	31,114	274,211

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	10,056,196	35,675,742
General partner - 1 unit	(17,141)	(13,836)

Total partners' equity	10,039,055	35,661,906

Total liabilities and partners' equity	$10,070,169	$35,936,117

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Equity in net income (loss) of investment	(1,127)	2,794,433	(32,223)	6,112,884

(Increase) Decrease in reserve for value of investment	-	(558,887)	-	937,407

Partnership income and expenses:
Interest income	12,690	1,000	13,331	3,005
Partnership expenses	(151,668)	(323,714)	(332,627)	(646,682)

Net income (loss) from continuing operations	(140,105)	1,912,832	(351,519)	6,406,614

Income from discontinued operation	166,220	181,417	315,218	366,946

Net income (loss)	26,115	2,094,249	(36,301)	6,773,560

Income (loss) allocated to general partner	3	270	(5)	874

Income (loss) allocated to limited partners	$26,112	$2,093,979	$(36,296)	$6,772,686

Income (loss) per unit of limited partnership interest (basic and diluted)
Continuing operations	$(18.07)	$246.72	$(45.34)	$826.34

Discontinued operation	$21.44	$23.40	$40.66	$47.33

Net income (loss)	$3.37	$270.12	$(4.68)	$873.67

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

Limited Partners:	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	7,753	$119,968,973	$(161,337,586)	$77,044,355	$35,675,742
Net (loss) for the three months ended March 31, 2022	-	-	-	(62,408)	(62,408)
Distribution paid	-	-	(25,583,250)	-	(25,583,250)
Balance, March 31, 2022	7,753	119,968,973	(186,920,836)	76,981,947	10,030,084
Net income for the three months ended June 30, 2022	-	-	-	26,112	26,112
Balance, June 30, 2022	7,753	$119,968,973	$(186,920,836)	$77,008,059	$10,056,196

Balance, January 1, 2021	7,753	$119,968,973	$(114,822,586)	$46,434,595	$51,580,982
Net income for the three months ended March 31, 2021	-	-	-	4,678,707	4,678,707
Distribution paid	-	-	(10,078,250)	-	(10,078,250)
Balance, March 31, 2021	7,753	119,968,973	(124,900,836)	51,113,302	46,181,439
Net income for the three months ended June 30, 2021	-	-	-	2,093,979	2,093,979
Balance, June 30, 2021	7,753	$119,968,973	$(124,900,836)	$53,207,281	$48,275,418

General Partner:	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	1	$10,000	$(32,764)	$8,928	$(13,836)
Net (loss) for the three months ended March 31, 2022	-	-	-	(8)	(8)
Distribution paid	-	-	(3,300)	-	(3,300)
Balance, March 31, 2022	1	10,000	(36,064)	8,920	(17,144)
Net income for the three months ended June 30, 2022	-	-	-	3	3
Balance, June 30, 2022	1	$10,000	$(36,064)	$8,923	$(17,141)

Balance, January 1, 2021	1	$10,000	$(26,764)	$4,979	$(11,785)
Net income for the three months ended March 31, 2021	-	-	-	604	604
Distribution paid	-	-	(1,300)	-	(1,300)
Balance, March 31, 2021	1	10,000	(28,064)	5,583	(12,481)
Net income for the three months ended June 30, 2021	-	-	-	270	270
Balance, June 30, 2021	1	$10,000	$(28,064)	$5,853	$(12,211)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows From Operating Activities:
Net income (loss)	$(36,301)	$6,773,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net loss (income) of investment	32,223	(6,112,884)
(Decrease) in reserve for value of investment	-	(937,407)
Depreciation	41,123	82,246
Net decrease in other assets	14,535	9,118
Net (increase) decrease in other assets in discontinued operation	(41,129)	5,956
Net (decrease) in accounts payable	(119,905)	(46,658)
Net (decrease) in other liabilities in discontinued operation	(123,192)	(7,925)
Distributions from investment in Sentinel Omaha, LLC	-	10,800,000

Net cash provided by (used in) operating activities	(232,646)	10,566,006

Cash Flows From Investing Activities:
Return of investment in Sentinel Omaha, LLC	27,000,000
Capital additions to real estate held for sale	(481,250)	-

Net cash used in investing activities	26,518,750	-

Cash Flows From Financing Activities:
Distribution paid to partners	(25,586,550)	(10,079,550)

Net cash used in financing activities	(25,586,550)	(10,079,550)

Net change in cash and cash equivalents	699,554	486,456

Cash and cash equivalents at beginning of period	2,109,596	549,195

Cash and cash equivalents at end of period	$2,809,150	$1,035,651

See notes to consolidated financial statements

SB PARTNERS

Notes to Consolidated Financial Statements (Unaudited)

(1)	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On July 14, 2022 the General Partner signed a contract to sell Eagle IV to an unrelated buyer for $13,000,000 in an all cash transaction.  The Partnership has reclassified the investment in real estate to investment in real estate held for sale and the operations directly related to Eagle IV has been reclassified from income from continued operations to income from discontinued operation.  Other assets and other liabilities related to the discontinued operation has been reclassified to other assets in discontinued operation and other liabilities in discontinued operation.  The reclassification has been made for both years presented. Real estate held for sale is carried at the lower of cost or fair value less selling costs.  Upon determination that a property is held for sale, depreciation of such property is no longer recorded.

Rental income at the Partnership’s wholly owned property is recognized on a straight-line basis over the term of the lease.

The results of operations for the three and six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2021.

(2)	COVID-19

The continuation of the COVID-19 pandemic may affect market conditions in which the Registrant operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at June 30, 2022.

(3)	COMMON AREA MAINTENANCE REIMBURSEMENTS

In connection with the adoption of ASC Topic 842, the Partnership elected the practical expedient concerning the treatment of CAM costs. CAM is a non-lease component of the lease contract under ASC 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from rental income based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenant for CAM reimbursements per the term of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenant’s use of the underlying lease asset, the Partnership elected, under the practical expedient, to combine CAM and other Recoverable Costs with the remaining lease components, and recognize them together as rental income. Rental income is a component of income from discontinued operation in the accompanying Consolidated Statements of Operations. Rental income at the Partnership’s wholly owned property is recognized on a straight-line basis over the term of the lease.

The following table provides a disaggregation of rental income recognized by the Partnership for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$198,190	$207,443	$411,856	$414,886
Variable lease income (Recoverable Costs)	97,578	95,180	158,802	190,360

Total Rental Income	$295,768	$302,623	$570,658	$605,246

(4)	INVESTMENT IN REAL ESTATE HELD FOR SALE

As of June 30, 2022, the Partnership owns an industrial flex property in Maple Grove, Minnesota (“Eagle IV”).

In April 2022 the General Partner engaged a brokerage firm to commence marketing its industrial flex property located in Maple Grove, Minnesota for a sale. As a result, the Partnership is reporting its investment in Eagle IV as a property held for sale and has retrospectively reported the property’s results of operations as income from discontinued operations on the attached consolidated statement of operations. See Footnote 8 below. The following table provides a disaggregation of income from discontinued operation for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total Rental Income	$295,768	$302,623	$570,658	$605,246
Total Operating Expense	(129,548)	(121,206)	(255,440)	(238,300)

Net income from discontinued operation	$166,220	$181,417	$315,218	$366,946

The following is the carrying value of the real estate investment owned by the Partnership as of June 30, 2022 and December 31, 2021.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	6/30/2022	12/31/2021
Real estate held for sale	1	2002	60,345 SF	$3,856,778	$3,416,651

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

7

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of June 30, 2022 and December 31, 2021:

	Level 2:	June 30,
	Significant	2022
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$3,354,346	$3,354,346

Total assets	$3,354,346	$3,354,346

	Level 2:	December 31,
	Significant	2021
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$30,386,569	$30,386,569

Total assets	$30,386,569	$30,386,569

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 2) during the periods ended June 30, 2022 and December 31, 2021:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2021	$59,615,139	$(11,923,033)	$47,692,106
Equity in net income of investment	19,251,430	-	19,251,430
Distribution from investment	(48,480,000)		(48,480,000)
(Increase) in reserve	-	11,923,033	11,923,033
Balance at December 31, 2021	30,386,569	-	30,386,569
Equity in net (loss) of investment	(32,223)	-	(32,223)
Distribution from investment	(27,000,000)		(27,000,000)
Balance at June 30, 2022	$3,354,346	$-	$3,354,346

(6)	INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company. During the quarter ended March 31, 2022 Omaha sold its last real estate property. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

During the quarter ended March 31, 2022, Omaha paid a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000

The following are the condensed financial statements (000’s omitted) of Omaha as of June 30, 2022 and December 31, 2021 and the six months ended June 30, 2022 and 2021.

	(Unaudited)	(Audited)
Balance Sheet	June 30, 2022	December 31, 2021

Investment in real estate, net	$0	$56,777
Cash and cash equivalents	$9,413	$37,268
Other assets	1,884	7,865
Other liabilities	(117)	(617)
Members equity	$11,180	$101,293

	(Unaudited)	(Unaudited)
Statement of Operations	June 30, 2022	June 30, 2021

Rent and other income	$158	$9,079
Real estate operating expenses	(257)	(4,810)
Other expenses	(17)	(230)
Net realized income	34,412	17,864
Net unrealized (losses)	(34,409)	(1,526)

Net increase (decrease) in net assets	$(113)	$20,377

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

On March 22, 2022 the General Partner declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 22, 2022. The distribution was paid during June 2022.

(8)	SUBSEQUENT EVENTS

On July 14, 2022 the General Partner signed a contract to sell Eagle IV to an unrelated buyer for $13,000,000 in an all cash transaction. The sale is expected to close during the third quarter of 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

General

The consolidated financial statements for the three and six months ended June 30, 2022 and 2021 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota (“Eagle IV”) and a 30% interest in Omaha. In April 2022 Registrant engaged a brokerage firm to commence marketing its industrial flex property located in Maple Grove, Minnesota for a sale. On July 14, 2022 Registrant signed a contract to sell Eagle IV to an unrelated buyer for $13,000,000 in an all cash transaction.   the sale is expected to close during the third quarter of 2022.  As a result, Registrant is reporting its investment in Eagle IV as a property held for sale and has retrospectively reported the property’s results of operations as income from discontinued operations on the attached consolidated statement of operations.

After the sale of Eagle IV is completed, Registrant will contemplate the future operations and direction of the Partnership.

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

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000. As of June 31, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

COVID-19

Due to the COVID-19 outbreak, the Registrant and Omaha may be operating in a challenging and uncertain economic environment.

Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. Should market conditions deteriorate, there is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported value at June 30, 2022.

Results of Operations

Income from discontinued operation consists of the operation of Registrant’s property Eagle IV.

Income from discontinued operation decreased $15,000 for the three months ended June 30, 2022 as compared to the same period in 2021. Income from discontinued operation decreased due to lower total revenue combined with higher operating expenses. Total revenues from discontinued operation for the three months ended June 30, 2022 decreased $7,000 to approximately $296,000 as compared to approximately $303,000 for the three months ended June 30, 2021. Total revenues decreased due to a decrease in base rental income partially offset by an increase in other income. Base rental income decreased $9,000 to approximately $198,000 for the three months ended June 30, 2022 as compared to the same period in 2021 due to the aforementioned lease extension and modification at Registrant’s property located in Maple Grove, MN. Other income increased slightly due to an increase in operating expenses and real estate taxes charged to the tenant. Operating expenses were higher due to higher repairs and maintenance and administrative expense.

Income from discontinued operation, which includes deductions for depreciation, decreased $52,000 for the six months ended June 30, 2022 as compared to the same period in 2021. Income from discontinued operation decreased due to lower total revenue combined with higher operating expenses.  Total revenues from discontinued operation for the six months ended June 30, 2022 decreased $34,000 to approximately $571,000 as compared to approximately $605,000 for the six months ended June 30, 2021. Base rental income decreased $3,000 to approximately $412,000 for the six months ended June 30, 2022 as compared to the same period in 2021 due to the aforementioned lease extension and modification at Registrant’s property located in Maple Grove, MN. Other income decreased due to an adjustment made for operating expenses charged to the tenant in a prior year partially offset by an increase for real estate taxes charged back to the tenant in a prior year. Operating expenses were higher due to higher repairs and maintenance and administrative expense.

Net income (loss) from continuing operations consists of partnership income and expenses and the 30% investment in Omaha.

Interest income increased approximately $11,000 for the three months ended June 30, 2022 as compared to the same period in 2021 due to higher cash balances invested in 2022. Partnership expenses decreased approximately $172,000 due primarily to a decrease in investment management fees.

Interest income increased approximately $10,000 for the six months ended June 30, 2022 as compared to the same period in 2021 due to higher cash balances invested in 2022. Partnership expenses decreased approximately $314,000 due primarily to a decrease in investment management fees.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis.

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000. As of June 30, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

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

Liquidity and Capital Resources

As of June 30, 2022, the Registrant had cash and cash equivalents of approximately $2,809,000. These balances are approximately $699,000 higher than cash and cash equivalents held on December 31, 2021. Cash and cash equivalents increased during the six months ended June 30, 2022 due to a distribution from Omaha added to cash reserves partially offset by a distribution paid to the partners.

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

Registrant anticipates cash flow generated from the property located in Maple Grove and current cash reserves will be sufficient to pay ongoing operating and capital improvement costs, other working capital requirements of the Registrant and current fees due to the General Partner and its affiliates. The Registrant has no debt except normal trade accounts payable.

In March 2022 the General Partner declared a distribution of $3,300 for a full unit for all partners holding units or participations on March 22, 2022. The distribution was paid during June 2022.

During the quarter, inflation and changing prices did not significantly affect the markets in which the Registrant conducts its business, or the Registrant's business overall.

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended June 30, 2022 decreased $59,000 to approximately $244,000 as compared to approximately $303,000 for the three months ended June 30, 2021. Total revenues decreased due to a decrease in base rental income partially offset by an increase in other income. Base rental income decreased $61,000 to approximately $147,000 for the three months ended June 30, 2022 as compared to the same period in 2021 due to the aforementioned lease extension and modification at Registrant’s property located in Maple Grove, MN. The base rent charged to the tenant was reduced retroactively to November 1, 2021 and rent credits were credited to the tenant during the three months ended June 30, 2022. Other income increased slightly due to an increase in operating expenses and real estate taxes charged to the tenant. Net operating income, which includes deductions for depreciation, decreased $108,000 for the three months ended June 30, 2022 as compared to the same period in 2021. Net operating income decreased due to lower total revenue combined with higher operating expenses. Operating expenses were higher due to higher repairs and maintenance and administrative expense.

Total revenues for the six months ended June 30, 2022 decreased $86,000 to approximately $519,000 as compared to approximately $605,000 for the three months ended June 30, 2021. Base rental income decreased $54,000 to approximately $360,000 for the six months ended June 30, 2022 as compared to the same period in 2021 due to the aforementioned lease extension and modification at Registrant’s property located in Maple Grove, MN. The base rent charged to the tenant was reduced retroactively to November 1, 2021 and rent credits were credited to the tenant during the six months ended June 30, 2022. Other income decreased due to an adjustment made for operating expenses charged to the tenant in a prior year partially offset by an increase for real estate taxes charged back to the tenant in a prior year. Net operating income, which includes deductions for depreciation, decreased $144,000 for the six months ended June 30, 2022 as compared to the same period in 2021. Net operating income decreased due to lower total revenue combined with higher operating expenses. Operating expenses were higher due to higher repairs and maintenance and administrative expense.

Investment in Sentinel Omaha, LLC

During January 2022 sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. The net loss before net unrealized losses and realized gains was approximately $4,000. For the three months ended June 30, 2022, the Registrant’s 30% equity interest in the net loss of Omaha was approximately $1,000.

Omaha’s total revenues for the six months ended June 30, 2022 were approximately $158,000. The loss before net unrealized losses and realized gains was approximately $116,000. Major expenses included approximately $88,000 for payroll, and $31,000 for utilities. Omaha reported net change in unrealized losses of approximately $34,409,000 and a realized gain of approximately $34,412,000 resulting in a net decrease in net assets of approximately $113,000. For the six months ended June 30, 2022, the Registrant’s 30% equity interest in the loss of Omaha was approximately $32,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2022 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: August 15, 2022	By:	George N Tietjen III

/s/ George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: August 15, 2022	By:	John H. Zoeller

/s/ John H. Zoeller
Chief Financial Officer