Form 10-Q
period 2022-09-30
SB PARTNERS
filed 2022-11-14
CIK 87047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q – QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

Commission File Number:	0-8952

SB PARTNERS
(Exact name of registrant as specified in its charter)

New York	13-6294787
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Wright Street, Suite 107, Westport, CT.	06880
(Address of principal executive offices)	(Zip Code)

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

Not Applicable

SB PARTNERS

INDEX

ITEM 1. FINANCIAL STATEMENTS

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022 (Unaudited)	2021

Assets:
Investments -
Real estate held for sale	$-	$3,416,651
Investment in Sentinel Omaha, LLC	3,360,725	30,386,569
	3,360,725	33,803,220

Other Assets -
Cash and cash equivalents	15,301,726	2,109,596
Other assets	2,334	16,006
Other assets in discontinued operation	-	7,295

Total assets	$18,664,785	$35,936,117

Liabilities:
Accounts payable	$77,613	$117,685
Other liabilities in discontinued operation	-	156,526

Total liabilities	77,613	274,211

Partners' Equity (Deficit):
Units of partnership interest without par value;
Limited partner - 7,753 units	18,603,210	35,675,742
General partner - 1 unit	(16,038)	(13,836)

Total partners' equity	18,587,172	35,661,906

Total liabilities and partners' equity	$18,664,785	$35,936,117

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Equity in net income (loss) of investment	$6,379	$5,550,026	$(25,844)	$11,662,910

Decrease in reserve for value of investment	-	3,269,995	-	4,207,402

Partnership income and expenses:
Interest income	22,636	(335)	35,967	2,670
Partnership expenses	(189,237)	(323,798)	(521,864)	(970,480)

Net income (loss) from continuing operations	(160,222)	8,495,888	(511,741)	14,902,502

Income from discontinued operation	90,602	180,070	405,820	547,016

Gain on sale of investment in real estate	8,617,737	-	8,617,737	-

Net income	8,548,117	8,675,958	8,511,816	15,449,518

Income allocated to general partner	1,103	1,119	1,098	1,993

Income allocated to limited partners	$8,547,014	$8,674,839	$8,510,718	$15,447,525

Income (loss) per unit of limited partnership interest (basic and diluted)
Continuing operations	$(20.67)	$1,095.82	$(66.01)	$1,922.16

Discontinued operation (including gain on sale of investment in real estate)	$1,123.22	$23.23	$1,163.88	$70.56

Net income	$1,102.55	$1,119.05	$1,097.87	$1,992.71

Weighted Average Number of Units of Limited Partnership Interest Outstanding	7,753	7,753	7,753	7,753

See notes to consolidated financial statements

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

Limited Partners:	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	7,753	$119,968,973	$(161,337,586)	$77,044,355	$35,675,742
Net (loss) for the three months ended March 31, 2022	-	-	-	(62,408)	(62,408)
Distribution paid	-	-	(25,583,250)	-	(25,583,250)
Balance, March 31, 2022	7,753	119,968,973	(186,920,836)	76,981,947	10,030,084
Net income for the three months ended June 30, 2022	-	-	-	26,112	26,112
Balance, June 30, 2022	7,753	119,968,973	(186,920,836)	77,008,059	10,056,196
Net income for the three months ended September 30, 2022	-	-	-	8,547,014	8,547,014
Balance, September 30, 2022	7,753	$119,968,973	$(186,920,836)	$85,555,073	$18,603,210

Balance, January 1, 2021	7,753	$119,968,973	$(114,822,586)	$46,434,595	$51,580,982
Net income for the three months ended March 31, 2021	-	-	-	4,678,707	4,678,707
Distribution paid	-	-	(10,078,250)	-	(10,078,250)
Balance, March 31, 2021	7,753	119,968,973	(124,900,836)	51,113,302	46,181,439
Net income for the three months ended June 30, 2021	-	-	-	2,093,979	2,093,979
Balance, June 30, 2021	7,753	119,968,973	(124,900,836)	53,207,281	48,275,418
Net income for the three months ended September 30, 2021	-	-	-	8,674,839	8,674,839
Balance, September 30, 2021	7,753	$119,968,973	$(124,900,836)	$61,882,120	$56,950,257

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

General Partner:	Units of Partnership Interest
	Number	Amount	Cumulative Cash Distributions	Accumulated Income	Total

Balance, January 1, 2022	1	$10,000	$(32,764)	$8,928	$(13,836)
Net (loss) for the three months ended March 31, 2022	-	-	-	(8)	(8)
Distribution paid	-	-	(3,300)	-	(3,300)
Balance, March 31, 2022	1	10,000	(36,064)	8,920	(17,144)
Net income for the three months ended June 30, 2022	-	-	-	3	3
Balance, June 30, 2022	1	10,000	(36,064)	8,923	(17,141)
Net income for the three months ended September 30, 2022	-	-	-	1,103	1,103
Balance, September 30, 2022	1	$10,000	$(36,064)	$10,026	$(16,038)

Balance, January 1, 2021	1	$10,000	$(26,764)	$4,979	$(11,785)
Net income for the three months ended March 31, 2021	-	-	-	604	604
Distribution paid	-	-	(1,300)	-	(1,300)
Balance, March 31, 2021	1	10,000	(28,064)	5,583	(12,481)
Net income for the three months ended June 30, 2021	-	-	-	270	270
Balance, June 30, 2021	1	10,000	(28,064)	5,853	(12,211)
Net income for the three months ended September 30, 2021	-	-	-	1,119	1,119
Balance, September 30, 2021	1	$10,000	$(28,064)	$6,972	$(11,092)

See notes to consolidated financial statements.

SB PARTNERS

(A New York Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities:
Net income	$8,511,816	$15,449,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net loss (income) of investment	25,844	(11,662,910)
Decrease in reserve for value of investment	-	(4,207,402)
Gain on sale of investment in real estate	(8,617,737)	-
Depreciation	41,123	123,369
Net (increase) decrease in other assets	13,672	(38,356)
Net decrease in other assets in discontinued operation	7,295	4,967
Net (decrease) in accounts payable	(40,072)	(17,960)
Net (decrease) in other liabilities in discontinued operation	(156,526)	(12,587)
Distributions from investment in Sentinel Omaha, LLC	-	32,700,000

Net cash provided by (used in) operating activities	(214,585)	32,338,639

Cash Flows From Investing Activities:
Net proceeds from sale of investment in real estate	12,474,515	-
Return of investment in Sentinel Omaha, LLC	27,000,000	-
Capital additions to real estate held for sale	(481,250)	-

Net cash used in investing activities	38,993,265	-

Cash Flows From Financing Activities:
Distribution paid to partners	(25,586,550)	(10,079,550)

Net cash used in financing activities	(25,586,550)	(10,079,550)

Net change in cash and cash equivalents	13,192,130	22,259,089

Cash and cash equivalents at beginning of period	2,109,596	549,195

Cash and cash equivalents at end of period	$15,301,726	$22,808,284

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

On July 14, 2022 the General Partner signed a contract to sell its last real estate property Eagle Lake Business Center IV, an industrial flex property located in Maple Grove, Minnesota (“Eagle IV”), to an unrelated buyer for $13,000,000 in an all cash transaction. The sale was completed on August 22, 2022. The Partnership has reclassified the investment in real estate to investment in real estate held for sale and the operations directly related to Eagle IV has been reclassified from income from continued operations to income from discontinued operation. Other assets and other liabilities related to the discontinued operation has been reclassified to other assets in discontinued operation and other liabilities in discontinued operation. The reclassification has been made for both periods presented. Real estate held for sale is carried at the lower of cost or fair value less selling costs.  Upon determination that a property is held for sale, depreciation of such property is no longer recorded. Rental income at the Partnership’s wholly owned property was recognized on a straight-line basis over the term of the lease.

The results of operations for the three and nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year.

For a discussion of the significant accounting and financial reporting policies of the Partnership, refer to the Annual Report on Form 10–K for the year ended December 31, 2021.

(2)	COVID-19

The continuation of the COVID-19 pandemic may affect market conditions in which the Registrant operates creating a challenging and uncertain economic environment. Financial and real estate companies may be affected by liquidity, disparity of real estate values and financing issues. There is no assurance that such conditions will not result in decreased cash flows which could result in the sale of investments at amounts less than the reported values at September 30, 2022.

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

The following table provides a disaggregation of rental income recognized by the Partnership for the three and nine months ended September 30, 2022 and 2021 (see footnote 4 regarding the sale of Eagle IV):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$54,016	$207,443	$465,873	$622,329
Variable lease income (Recoverable Costs)	92,372	95,180	251,174	285,540

Total Rental Income	$146,388	$302,623	$717,047	$907,869

(4)	INVESTMENT IN REAL ESTATE HELD FOR SALE

In April 2022 the General Partner engaged a brokerage firm to commence marketing its industrial flex property located in Maple Grove, Minnesota for a sale. On July 14, 2022 the General Partner signed a contract to sell Eagle IV to an unrelated buyer for $13,000,000 in an all cash transaction. The sale was completed on August 22, 2022. As a result, the Partnership had reported its investment in Eagle IV as a property held for sale and has retrospectively reported the property’s results of operations as income from discontinued operations on the attached consolidated statement of operations. The following is the carrying value of the real estate investment owned by the Partnership as of September 30, 2022 and December 31, 2021.

	No. of	Year of		Real Estate at Cost
Type	Prop.	Acquisition	Description	9/30/2022	12/31/2021

Real estate held for sale	1	2002	60,345 SF	$-	$3,416,651

The following table provides a disaggregation of income from discontinued operation for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total Rental Income	$146,388	$302,623	$717,047	$907,869
Total Operating Expense	(55,786)	(122,553)	(311,227)	(360,853)

Net income from discontinued operation	$90,602	$180,070	$405,820	$547,016

The Partnership’s wholly owned property located in Maple Grove, Minnesota was 100% leased to a single tenant to October 31, 2031. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses the Partnership for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

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

The three levels of fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●	Level 2 - Quoted prices in active markets for similar assets and liabilities or quoted prices in less active dealer or broker markets;

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

The following major categories of assets were measured at fair value as of September 30, 2022 and December 31, 2021:

	Level 2:	September 30,
	Significant	2022
	Unobservable	(Unaudited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC ("Omaha")	$3,360,725	$3,360,725

Total assets	$3,360,725	$3,360,725

	Level 2:	December 31,
	Significant	2021
	Unobservable	(Audited)
	Inputs	Total

Assets
Investment in Sentinel Omaha, LLC	$30,386,569	$30,386,569

Total assets	$30,386,569	$30,386,569

The following is a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 2) during the periods ended September 30, 2022 and December 31, 2021:

	Investment in	Reserve for
	Sentinel	fair value
	Omaha, LLC	of investment	Total

Balance at January 1, 2021	$59,615,139	$(11,923,033)	$47,692,106
Equity in net income of investment	19,251,430	-	19,251,430
Distribution from investment	(48,480,000)		(48,480,000)
Decrease in reserve	-	11,923,033	11,923,033
Balance at December 31, 2021	30,386,569	-	30,386,569
Equity in net (loss) of investment	(25,844)	-	(25,844)
Return of investment	(27,000,000)		(27,000,000)
Balance at September 30, 2022	$3,360,725	$-	$3,360,725

(6)	INVESTMENT IN SENTINEL OMAHA, LLC

In 2007, the Partnership made an investment in the amount of $37,200,000 in Sentinel Omaha, LLC (“Omaha”). Omaha is a real estate investment company. During the quarter ended March 31, 2022 Omaha sold its last real estate property. Omaha is an affiliate of the Partnership’s general partner. The investment represents a 30% ownership interest in Omaha.

During the quarter ended March 31, 2022, Omaha paid a distribution of $90,000,000 to its investors. The Partnership’s 30% share of the distribution was $27,000,000

The following are the condensed financial statements (000’s omitted) of Omaha as of September 30, 2022 and December 31, 2021 and the nine months ended September 30, 2022 and 2021.

	(Unaudited)	(Audited)
Balance Sheet	September 30, 2022	December 31, 2021

Investment in real estate, net	$0	$56,777
Cash and cash equivalents	$9,439	$37,268
Other assets	1,884	7,865
Other liabilities	(117)	(617)
Members equity	$11,206	$101,293

	(Unaudited)	(Unaudited)
Statement of Operations	September 30, 2022	September 30, 2021

Rent and other income	$158	$12,058
Real estate operating expenses	(255)	(6,826)
Other income (expenses)	8	(291)
Net realized income	34,412	54,900
Net unrealized income (losses)	(34,409)	(20,965)

Net increase (decrease) in net assets	$(86)	$38,876

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

(8)	SUBSEQUENT EVENT

On October 25, 2022, the General Partner authorized and a Limited Partner with the requisite majority voting power has approved the dissolution of the Partnership. On October 28, 2022, the General Partner filed Form 14C with the Securities and Exchange Commission (“SEC”) notifying the SEC of its plans to dissolve the Partnership and its intent to notify the limited partners of its plan to dissolve the partnership. On November 7, 2022, the Partnership received a notification from Omaha that it was making a final distribution and dissolving the real estate venture by December 30, 2022.  As of November 10, 2022, the SEC did not have any comment on the filing. On November 10, 2022 a notification was sent to the limited partners informing them of the Plan of Dissolution of the Partnership. The General Partner anticipates winding up the business of the Partnership and making a final distribution near the end of the fourth quarter of 2022.

The General Partner has implemented the Plan of Dissolution now that the Partnership has completed the sale of its last real estate property, Eagle Lake Business Center IV. Following the sale, the Partnership’s assets consist principally of cash and cash equivalents and an equity interest in a liquidating real estate investment company. The General Partner will file a certificate of cancellation with the relevant authorities of the State of New York, (the “Certificate of Cancellation”), thereby dissolving the Partnership under state law and commencing the process of winding up the Partnership which will include several steps, including: liquidating any remaining assets; paying creditors, including Partners who are creditors, and expenses of the Partnership; establishing a reserve, to the extent deemed reasonably necessary by the General Partner, for the payment of contingent or unforeseen future liabilities or obligations of the Partnership; and distributing available cash to the Partners in accordance with the Partnership’s governing documents and applicable law.

Once the wind-up has been completed, the General Partner will file a Form 15 Certification and Notice of Termination of Registration with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which will suspend the Partnership’s obligation to file periodic or current reports under the Exchange Act.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

General

The consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 reflect the operation of one wholly owned industrial flex property located in Maple Grove, Minnesota (“Eagle IV”) and a 30% interest in Omaha. In April 2022 Registrant engaged a brokerage firm to commence marketing its industrial flex property located in Maple Grove, Minnesota for a sale. On July 14, 2022 Registrant signed a contract to sell Eagle IV to an unrelated buyer for $13,000,000 in an all cash transaction. The sale was completed on August 22, 2022.  As a result, Registrant is reporting its investment in Eagle IV as a property held for sale and has retrospectively reported the property’s results of operations as income from discontinued operations on the attached consolidated statement of operations.

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Registrant’s 30% share of the distribution was $27,000,000. As of September 30, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

On October 25, 2022, the General Partner authorized and a Limited Partner with the requisite majority voting power has approved the dissolution of the Partnership. On October 28, 2022, the General Partner filed Form 14C with the SEC notifying the SEC of its plans to dissolve the Partnership and its intent to notify the limited partners of its plan to dissolve the partnership. On November 7, 2022, the Partnership received a notification from Omaha that it was making a final distribution and dissolving the real estate venture by December 30, 2022.  As of November 10, 2022, the SEC did not have any comment on the filing. On November 10, 2022 a notification was sent to the limited partners informing them of the Plan of Dissolution of the Partnership. The General Partner anticipates winding up the business of the Partnership and making a final distribution near the end of the fourth quarter of 2022.

The General Partner has implemented the Plan of Dissolution now that the Partnership has completed the sale of its last real estate property, Eagle Lake Business Center IV. Following the sale, the Partnership’s assets consist principally of cash and cash equivalents and an equity interest in a liquidating real estate investment company. The General Partner will file a certificate of cancellation with the relevant authorities of the State of New York, (the “Certificate of Cancellation”), thereby dissolving the Partnership under state law and commencing the process of winding up the Partnership which will include several steps, including: liquidating any remaining assets; paying creditors, including affiliates of the General Partner who are creditors, and expenses of the Partnership; establishing a reserve, to the extent deemed reasonably necessary by the General Partner, for the payment of contingent or unforeseen future liabilities or obligations of the Partnership; and distributing available cash to the Partners in accordance with the Partnership’s governing documents and applicable law.

Once the wind-up has been completed, the General Partner will file a Form 15 Certification and Notice of Termination of Registration with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which will suspend the Partnership’s obligation to file periodic or current reports under the Exchange Act.

Registrant’s wholly owned property located in Maple Grove, Minnesota is 100% leased to a single tenant to October 31, 2031. The tenant pays fixed base rent which increases approximately 3% each year. The tenant pays directly or reimburses Registrant for all utilities, real estate taxes, insurance and most of the property operating expenses and property management fees.

On February 28, 2022, the tenant and the Registrant executed the Sixth Amendment (“Amendment”) to the lease. The Amendment extends the term of the lease from October 31, 2024 to October 31, 2031. The Amendment reduces the fixed monthly base rent stipulated in the fifth amendment from November 1, 2021 to October 31, 2024 as follows:

From November 1, 2021 to October 31, 2022, $71,222 per month to $62,859 per month.

From November 1, 2022 to October 31, 2023, $73,359 per month to $64,745 per month.

From November 1, 2023 to October 31, 2024, $75,560 per month to $66,688 per month.

Monthly base rent for the extended term increases approximately 3% per annum. The Registrant has agreed to provide a tenant improvement allowance of $175,000 for HVAC replacements. Tenant has a onetime right to extend the lease an additional five years. The Registrant has agreed to pay for a leasing commission to the tenant’s broker. In addition, an affiliate of the Registrant will earn a landlord leasing commission in accordance with the property management agreement. All the other relevant terms of the lease remain the same.

Results of Operations

Income from discontinued operation consists of the operation of Registrant’s property Eagle IV.

Income from discontinued operation decreased $89,000 for the three months ended September 30, 2022 as compared to the same period in 2021. Income from discontinued operation decreased due to lower total revenue offset by lower operating expenses. Total revenues from discontinued operation for the three months ended September 30, 2022 decreased $157,000 to approximately $146,000 as compared to approximately $303,000 for the three months ended September 30, 2021. Total revenues decreased due to the sale of Eagle IV on August 22, 2022. Operating expenses were lower due to the sale of Eagle IV on August 22, 2022.

Income from discontinued operation decreased $141,000 for the nine months ended September 30, 2022 as compared to the same period in 2021. Income from discontinued operation decreased due to lower total revenue offset by lower operating expenses. Total revenues from discontinued operation for the nine months ended September 30, 2022 decreased $191,000 to approximately $717,000 as compared to approximately $908,000 for the nine months ended September 30, 2021. Total revenues decreased due to the sale of Eagle IV on August 22, 2022. Operating expenses were lower due to the sale of Eagle IV on August 22, 2022.

Net income (loss) from continuing operations consists of Registrant income and expenses and the 30% investment in Omaha.

Interest income increased approximately $23,000 for the three months ended September 30, 2022 as compared to the same period in 2021 due to higher cash balances invested in 2022. Registrant expenses decreased approximately $135,000 due primarily to a decrease in investment management fees.

Interest income increased approximately $33,000 for the nine months ended September 30, 2022 as compared to the same period in 2021 due to higher cash balances invested in 2022. Registrant expenses decreased approximately $449,000 due primarily to a decrease in investment management fees.

The Registrant has a 30% non-controlling interest in Omaha that is accounted for on a fair value basis.

During January 2022 Omaha sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. Net sales proceeds were used to first pay selling expenses and the remaining portion of the net sales proceeds were used along with cash reserves to pay a distribution of $90,000,000 to its investors. The Registrant’s 30% share of the distribution was $27,000,000. As of September 30, 2022 Omaha’s net assets consists of operating cash and other assets and operating liabilities.

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

Liquidity and Capital Resources

As of September 30, 2022, the Registrant had cash and cash equivalents of approximately $15,302,000. These balances are approximately $13,192,000 higher than cash and cash equivalents held on December 31, 2021. Cash and cash equivalents increased during the nine months ended September 30, 2022 due to the sale of Eagle IV and a distribution from Omaha added to cash reserves partially offset by a return of investment paid to the partners.

Currently, Registrant’s has cash reserves sufficient to pay all of its partnership expenses, liquidating expenses and pay a final distribution to the partners.

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

Eagle Lake Business Center IV (Maple Grove, Minnesota)

Total revenues for the three months ended September 30, 2022 decreased $156,000 due to the sale of Eagle IV on August 22, 2022. Net operating income decreased $89,000 for the three months ended September 30, 2022 as compared to the same period in 2021. Net operating income decreased due to lower total revenue offset by lower operating expenses. Operating expenses were lower due to the sale of Eagle IV on August 22, 2022.

Total revenues for the nine months ended September 30, 2022 decreased $191,000 due to the sale of Eagle IV on August 22, 2022. Net operating income, which includes deductions for depreciation, decreased $141,000 for the three months ended September 30, 2022 as compared to the same period in 2021. Net operating income decreased due to lower total revenue offset by lower operating expenses. Operating expenses were lower due to the sale of Eagle IV on August 22, 2022.

Investment in Sentinel Omaha, LLC

During January 2022 77sold its last real estate property which was located in Nashville, Tennessee for a price of $57,350,000. The net income was approximately $21,000. For the three months ended September 30, 2022, the Registrant’s 30% equity interest in the net income of Omaha was approximately $6,000.

Omaha’s total revenues for the nine months ended September 30, 2022 were approximately $158,000. The loss before net unrealized losses and realized gains was approximately $89,000. Major expenses included approximately $88,000 for payroll, and $31,000 for utilities. Omaha reported net change in unrealized losses of approximately $34,409,000 and a realized gain of approximately $34,412,000 resulting in a net decrease in net assets of approximately $86,000. For the nine months ended September 30, 2022, the Registrant’s 30% equity interest in the loss of Omaha was approximately $26,000.

ITEM 3.

None

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Chief Executive Officer and the Principal Accounting & Financial Officer of the general partner of SB Partners have evaluated the disclosure controls and procedures relating to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

(b)

The Chief Executive Officer and the Principal Accounting and Financial Officer of the general partner of SB Partners have evaluated the internal control over financial reporting relating to the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2022 and have identified no changes in the Registrant’s internal controls that have materially affected or are reasonably likely to materially affect the Registrant’s internal controls over financial reporting.

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

SB PARTNERS
(Registrant)

	By:	SB PARTNERS REAL ESTATE CORPORATION
General Partner

Dated: November 14, 2022	By:	George N Tietjen III

/s/ George N. Tietjen III
Chief Executive Officer

Principal Financial & Accounting Officer

Dated: November 14, 2022	By:	John H. Zoeller

/s/ John H. Zoeller
Chief Financial Officer